Form 10-Q
period 1996-03-31
IGG INTERNATIONAL INC
filed 1996-05-20
CIK 946661

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:

                  ------------------------------
                 Commission file number 0-26476
                 ------------------------------

                     IGG INTERNATIONAL, INC.
    (Exact name of Registrant as specified in its charter.)

      NEVADA                                       33-0231238
(State of other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification no.)


           One Kendall Square Building 300, Suite 200
                Cambridge, Massachusetts   02139
(Address of principal executive offices, including zip code.)

                        (617) 621-3133
      Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   x        NO

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at March 31, 1996 was 8,407,341 shares.

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

                              PART I
ITEM 1.  FINANCIAL STATEMENTS

Board of Directors
IGG International, Inc.
Cambridge, Massachusetts

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of IGG International, Inc. (a development stage enterprise) as of March 31, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the three months ended March 31, 1996, and 1995, and for the period from December 8, 1992 (inception) through March 31, 1996. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IGG International, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $496,093 during the three months ended March 31, 1996, and as of that date, had an accumulated deficit during the development stage of $1,378,355. As discussed in Note 1, these conditions raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet for the year ended December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated March 22, 1996. We have not performed any auditing procedures since that date.

Kevin J. Williams & Co.
Spokane, Washington
May 13, 1996

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                 December 31,         March 31,
                                    1995                1996
                                  _________           _________
ASSETS

CURRENT ASSETS
    Cash                          $ 250,490           $ 579,193
    Prepaid rent                     28,052              18,348
    Other                            10,788              12,657
                                  _________            ________
TOTAL CURRENT ASSETS                289,330             610,198

EQUIPMENT, net of
  accumulated depreciation           16,810              25,632

OTHER ASSETS
    Deposits                          2,197               1,621
                                  _________           _________
TOTAL ASSETS                      $ 308,337           $ 637,451
                                  =========           =========

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS


                                 December 31,         March 31,
LIABILITIES AND SHAREHOLDERS        1995                1996
  EQUITY (DEFICIT)                _________           _________


CURRENT LIABILITIES
    Accounts payable              $   9,011           $  27,618
    Professional fees payable       136,297             132,913
    Accrued interest                 33,970               7,230
    Notes payable to
      shareholders, net             400,000              65,000
                                   ________            ________
TOTAL CURRENT LIABILITIES           579,278             232,761
                                   ________            ________
COMMITMENTS AND CONTINGENCIES           -0-                 -0-
MINORITY STOCK INTERESTS                -0-                 -0-

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock,
      $.01 par value,
      5,000,000 shares
      authorized; no shares
      issued and outstanding            -0-                 -0-
    Common stock, $.01 par
      value, 25,000,000
      shares authorized;
      7,501,491 shares, and
      8,407,341 shares issued
      and outstanding at
      December 31, 1995,
      and March 31, 1996,
      respectively                   75,075              84,073
    Additional paid-in capital      536,246           1,698,972
    Deficit accumulated during
      development stage            (882,262)         (1,378,355)
                                 __________          __________
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)                        (270,941)            404,690
                                 __________          __________
TOTAL LIABILITIES AND SHARE-
  HOLDERS' EQUITY (DEFICIT)      $  308,337          $  637,451
                                 ==========          ==========


IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Period from
                                                    December 8,
                                                    1992
                                                   (inception)
                           Three Months Ended       through
                               March 31,            March 31,1996
                          1995            1996
                          ___________  __________   ____________

REVENUES                  $       -0-  $      -0-   $        -0-
                          ___________  __________   ____________
GENERAL AND
  ADMINISTRATIVE EXPENSES
    Professional fees           6,380      36,517        261,346
    Officers' salaries          6,000      66,000        181,000
    Depreciation                  363       1,831          7,997
    Amortization-debt
      issuance costs            3,170         -0-         31,697
    Other                      15,523     119,632        426,799
                           __________  __________   ____________
Total                          31,436     223,980        908,839

RESEARCH AND
  DEVELOPMENT COSTS
    Consultants, supplies
      and testing              21,752     173,932        342,115
                           __________  __________   ____________
OPERATING LOSS                (53,188)   (397,912)    (1,250,954)
                           __________  __________   ____________
OTHER INCOME (EXPENSES)
    Interest expense           (3,597)   (104,006)      (140,201)
    Interest income             1,037       5,825         12,800
                           __________  __________   ____________
Total other income
  (expenses)                   (2,560)    (98,181)      (127,401)
                           __________  __________   ____________
NET LOSS                   $  (55,748) $ (496,093)  $ (1,378,355)
                           ==========  ==========   ============
NET LOSS PER COMMON SHARE  $    (0.01) $    (0.06)   $     (0.18)
                           ==========  ==========    ===========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   7,023,809   8,307,433      7,485,533
                           ==========  ==========    ===========


IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   December 8,
                                                   1992
                            Three months ended    (inception)
                          March 31,     March 31,  through
                            1995          1996     March 31, 1996
                         ___________  ___________  ___________
Cash flows from
  operating activities:
    Interest received    $     1,037  $     4,834  $    10,118
    Cash paid for
      services and
      administration         (57,492)    (372,032)  (1,075,791)
    Interest paid                -0-          -0-       (2,225)
    Debt issuance costs      (31,697)         -0-      (31,697)
                         ___________  ___________  ___________
Net cash used in
  operating activities       (88,152)    (367,198)  (1,099,595)
                         ___________  ___________  ___________

Cash flows from
  investing activities:
    Purchase of equipment       (570)     (10,653)     (33,629)
    Loans to shareholders        -0-          -0-      (40,000)
    Repayment of share-
      holder loans               -0-          -0-       40,000
    Deposits paid, net           -0-          576       (1,621)
    Net cash used in
      acquisition             (3,822)         -0-       (3,822)
                         ___________  ___________  ___________
Net cash used in
  investing activities        (4,392)     (10,077)     (39,072)
                         ___________  ___________  ___________


IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   December 8,
                                                   1992
                            Three months ended    (inception)
                          March 31,     March 31,  through
                            1995          1996     March 31, 1996
                         ___________  ___________  ___________

Cash flows from
  financing activities:
    Short-term borrowing     398,000          -0-      398,000
    Payments on short-
      term borrowing            -0-       (25,000)     (25,000)
    Proceeds from
      issuance of
      common stock             1,000      764,876    1,387,429
    Payment of capital
      acquisition fees           -0-      (33,898)     (43,898)
    Capital contributed
      by shareholders            -0-          -0-        1,329
    Loans from share-
      holders, net             1,200          -0-          -0-
                         ___________  ___________  ___________
Net cash provided by
  financing activities       400,200      705,978    1,717,860
                         ___________  ___________  ___________
Net increase in cash         307,656      328,703      579,193

Cash-beginning balance        17,131      250,490          -0-
                         ___________  ___________  ___________
Cash-ending balance      $   324,787  $   579,193  $   579,193
                         ===========  ===========  ===========


IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                   December 8,
                                                   1992
                           Three months ended     (inception)
                          March 31,     March 31,  through
                            1995          1996     March 31, 1996
                          ___________  ___________  ___________

Reconciliation of net
    loss to net cash
    used in operating
    activities:
    Net loss              $   (55,748) $  (496,093) $(1,378,355)
                          ___________  ____________ ___________
  Adjustments:
    Interest expense
      for extension of
      notes payable paid
      in common stock             -0-      100,000      100,000
    Interest on notes
      converted to
      common stock                -0-       30,746       30,746
    Amortization of
      debt issuance
      costs                     3,170          -0-       31,697
    Amortization of
      debt discount               200          -0-        2,000
    Debt issuance
      costs paid              (31,697)         -0-      (31,697)
    Depreciation                  363        1,831        7,997
    Increase(decrease)
      in accounts payable        (500)      15,223      160,531
    Increase in other
      assets                   (7,337)      (1,869)     (11,396)
    Decrease (increase)
      in prepaid rent             -0-        9,704      (18,348)
    Increase (decrease)
      in accrued interest       3,397      (26,740)       7,230
                          ___________  ___________  ___________
    Total Adjustments         (32,404)     128,895      278,760
                          ___________  ___________  ___________
  Net cash used in
    operating activities  $   (88,152) $  (367,198) $(1,099,595)
                          ===========  ===========  ===========


IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION

IGG International, Inc. ("the Company"), formerly Alvarada, Inc., a Nevada corporation, is a successor by reverse acquisition (Note
7) to International Gene Group, Inc, a Michigan corporation. The Company is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. International Gene Group, Inc. will continue as a subsidiary of IGG International, Inc. In June 1995, the Company incorporated a new subsidiary, Agricultural Glycosystems, Inc. in the state of Michigan. The Company is the sole shareholder in this subsidiary. Agricultural Glycosystems, Inc. will develop agricultural applications for products that are also based upon carbohydrate chemistry and these products will be either licensed from or jointly developed with the Government of Israel's Agricultural Research Organization. IGG International, Inc. maintains an office in Cambridge, Massachusetts, and Agricultural Glycosystems maintains an office in Malvern, Pennsylvania.

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of the Company, its majority owned subsidiary, International Gene Group, Inc., and its wholly owned subsidiary Agricultural Glycosystems, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash in interest-bearing accounts as of December 31, 1995 and March 31, 1996 totals $215,432 and $542,629, respectively. This includes over $100,000 and $500,000, respectively, which is held by a single bank and could represent a concentration of credit risk. The Company's management believes such risk is minimal since these funds are in a "sweep" account which is daily reinvested in government securities funds.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
EQUIPMENT

Equipment is carried at cost. Depreciation is calculated on accelerated methods over estimated useful lives ranging from 5 to 7 years.

ADVANCES TO AND FROM OFFICERS

In recent years, the officers have, as necessary, advanced funds to the Company. Most of these advances have been converted to additional paid-in capital. At times, the officers have received advances from the Company.

PATENTS

Amounts paid to secure patent rights are expensed as paid until the products under development have passed testing and prove to be viable per regulatory requirements.

DEBT ISSUANCE COSTS

Debt issuance costs consist of legal and other related costs incurred in connection with the Company's private placement offering in early 1995. These costs were amortized over the remaining life of the one-year promissory notes. Debt issuance costs net of accumulated amortization totaled $31,697 as of December 31, 1995.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of consultants, supplies and testing, are charged to operations as incurred.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


LOSS PER SHARE

Loss per share is computed using the weighted average number of common shares outstanding or deemed to be outstanding during the period, including any warrants which are exercisable and outstanding. The computation of loss per share does not include common stock equivalents which are anti-dilutive.

STOCK SPLIT

In March 1995, the Company effected a 78.14-for-1 reverse stock split for all shares outstanding at that date. All references in the financial statements to issued and outstanding shares and per share data reflect this reverse stock split.

INCOME TAXES

As of March 31, 1996, the Company had accumulated net operating losses of approximately $1,350,000. These losses are available to reduce taxable income and the corresponding future federal and state income taxes. These losses may be carried forward for fifteen years, with the earliest expiration year of 2008.

MINORITY INTEREST

At March 31, 1996, minority shareholders held an approximately six percent interest in International Gene Group, Inc. No value for this minority interest is shown on the accompanying balance sheet, as the subsidiary had a shareholders' deficit at March 31, 1996.

ADVANCES TO AND FROM OFFICERS

In recent years, the officers have, as necessary, advanced funds to the Company. Most of these advances have been converted to additional paid-in capital. At times, the officers have received advances from the Company.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN

The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1995 resulted in a net loss of $675,833, and as of that date the Company had a shareholders' deficit of $270,941. During the three months ended March 31, 1996, the Company's net loss was $496,093. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development. In the quarter ending March 31, 1996, the additional capital raised through the sale of common stocks totaled $730,978.

RESTATEMENT

The restatement of the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholder's equity for December 31, 1995, or the year then ended.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 2.  EQUIPMENT

The Company's equipment at December 31, 1995 and March 31, 1996 consists of the following:

                                December 31, 1995   March 31,
1996

Computer and office equipment        $ 22,976         $ 33,629
   Less:  accumulated
    depreciation                       (6,166)          (7,997)
                                     _________        _________
TOTAL                                $ 16,810         $ 25,632
                                     =========        =========

NOTE 3.  NOTES PAYABLE

In March 1995, the Company raised $400,000 from a private placement offering to accredited investors of eight "investment units". This offering was intended to provide a "bridge" loan for the research and development activities of the Company, and was contingent on the completion of the reverse acquisition (Note
6). Each investment unit consisted of a $50,000 promissory note and 25,000 shares of common stock. The promissory notes, which pay ten percent interest per annum, have a maturity date of January 1, 1996 although this date may be extended at the Company's option for an additional year. As a condition of extending the notes, the Company is obligated to issue an additional 10,000 shares of common stock to the note holders of each unit, resulting in a total of an additional 80,000 shares of common stock being issued. In 1996, the Company elected to extend the loan and issued the 80,000 shares valued at $1.25 per share. This expense was treated as additional interest paid in the first quarter of 1996 totalling $100,000.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 3.  NOTES PAYABLE (continued)

The private placement offering document further requires that, if the Company successfully completes a public or private offering of equity securities for $500,000 or more, it must use 50% of the proceeds of such offering to repay the promissory notes. Under the offering document, the Company may elect to convert all or part of the promissory notes and accrued interest to common stock at a stated conversion rate of $.5001 per share of common stock, or at an alternate conversion rate contingent upon the future trading price of the Company's stock.

The Company has discounted the aforementioned promissory notes to a value of $398,000. The discount of $2,000, based upon the stock's assigned value of $.01, has been attributed to stock issued with the investment units. The Company accrued interest payable on the promissory notes at December 31, 1995 of $33,970.

Expenses associated with the private placement offering totaled $31,697. These charges have been capitalized and were amortized over the original period of the loans. These expenses include legal and promotional costs associated with the debt offering and the related reverse acquisition of Alvarada, Inc.

In January 1996, promissory note holders converted $310,000 of the aforementioned promissory notes at the rate of $1.25 per common share to 248,000 shares. The noteholders also converted $30,746 in accrued interest at the rate of $1.25 per common share into 24,597 shares. As of May 13, 1996, the Company is offering to convert those notes still outstanding to common stock at the rate of $2.00 per share of common stock.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED ATTORNEY FEES

In 1993 and 1994, the Company engaged the services of a Detroit, Michigan law firm for the purpose of raising funds for the Company from private investors. While ultimately unsuccessful in raising any significant funds for the Company, the law firm billed the Company $111,635 for its services in late 1994. This same amount is recorded in full as an accrued liability on the Company's balance sheet at December 31, 1995 and March 31, 1996.

The Company disputes the amount of the legal charges and expects to settle this obligation for an amount less than the recorded liability. As of May 13, 1996, the amount and timing of any settlement is unknown. As of December 31, 1995 and March 31, 1996, the Company owed additional legal and accounting bills totalling $24,662 and $21,278, respectively.

NOTE 5.  SHAREHOLDERS' EQUITY

International Gene Group, Inc. was incorporated on December 8, 1992 with an authorized capitalization of 60,000 shares of no par common stock. The Company did not begin its activities or issue stock until early 1993. In 1993, the original shareholders received common stock for services provided and contributed $43,687 in cash. In 1994, these shareholders contributed an additional $1,590 in cash. During 1994, the Company sold common stock by subscription agreements for a total of $62,700.

As of March 7, 1995, the majority shareholders of International Gene Group , Inc., controlling 19,633 shares of common stock, acquired eighty-one percent control of Alvarada, Inc. through a reverse acquisition in exchange for their stock (Note 7). The investment of the remaining shareholders, controlling 1,278 shares of International Gene Group, Inc., is recorded as minority interest in this subsidiary (Note 1).

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 5. SHAREHOLDERS' EQUITY (continued)

The acquisition is being accounted for as a reverse acquisition and the subsequent capital structure of the continuing entity includes the restated stock of Alvarada, Inc. at $.01 par value and a combination of the companies' additional paid-in capital.

After the reverse stock split in 1995, the authorized capital stock of Alvarada, Inc., subsequently known as IGG International, Inc., was amended to include thirty million (30,000,000) authorized shares of stock, consisting of twenty-five million (25,000,000) shares of common stock with a par value of $.01, and five million (5,000,000) shares of preferred stock with a par value of $.01.

On March 31, 1995, in exchange for accepting a seat on the Board of Directors, the Company agreed to issue Mr. James C. Czirr warrants to purchase up to a total of 300,000 shares of the Company's common stock exercisable at $.10 per share through March 2005. As of December 31, 1995, one hundred thousand of these warrants are considered outstanding and exercisable. As of March 31, 1996, two hundred thousand of these warrants are considered as outstanding and excercisable. On October 2, 1995, the Company agreed to give Mr. Czirr a one-quarter of one percent (0.25%) royalty interest in all products licensed or developed by Agricultural Glycosystems, Inc. and, in addition, 3,500 shares of common stock in the Company per month, to be distributed under a benefit plan to be adopted, for his future efforts in developing the Company. The final document concerning the details of this agreement is currently not yet executed as of May 13, 1996.

On October 1, 1995, the Company agreed to issue 1,500 shares of common stock per month to Ms. Yael Zisling in exchange for her coordination and direction of public and investor relationships. These shares are to be distributed under a benefit plan to be adopted. The Company has the right upon thirty days notice to convert this distribution to a cash payment of $4,000 per month. The original agreement provided for Ms. Zisling's services for a three-month period. The Company paid Ms. Zisling $6,000 in cash in February 1996, in partial consideration of her efforts.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 5. SHAREHOLDERS' EQUITY (continued)

Additional capital raised by the Company in 1995 includes $271,666 from the down payment on a subscription for 684,874 shares of common stock with a total subscription price of $815,000. The future payments on this subscription are contingent upon the Company being able to raise additional investor subscription proceeds matching or exceeding the original down payment and subsequently matching or exceeding each of the two future semi-annual payments of $271,666. The Company has currently satisfied the requirement for matching the down payment and the subsequent payments due on the above mentioned subscription.

NOTE 6.  RELATED PARTY TRANSACTIONS

In January 1994, the Company agreed that its founder, Dr. David Platt, would receive an inventor's royalty from the Company of two percent of net sales, in exchange for the licensed patent rights on the modified pectin and related substances being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement.

The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum requirement of $50,000. If this requirement is not met, Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on sixty days' notice.

As of March 31, 1995, the Company entered into an agreement with a director and shareholder, Mr. James C. Czirr, to perform full time consulting services at the rate of $8,000 per month plus reimbursable expenses. In June 1995, Mr. Czirr's consulting contract was canceled and he was removed from the Company's Board of Directors. As of September 28, 1995, Mr. Czirr again became a consultant to the Company and had his interests modified, as discussed in Note 5.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 7.  ACQUISITION AND RECAPITALIZATION

On March 7, 1995, Alvarada, Inc. acquired International Gene Group, Inc. by exchanging 5,821,086 shares of its issued and outstanding common stock for 19,633 issued and outstanding shares of International Gene Group, Inc. As a result of this exchange, Alvarada, Inc. acquired approximately 94% of the outstanding common stock of International Gene Group, Inc. The shares issued in this exchange are considered as being issued from the earliest period presented, January 1, 1993, for the calculation of weighted average shares outstanding. In the reverse acquisition, no adjustment of assets of either company to "fair value" has been made, and goodwill has not been recognized as a result of the acquisition.

Prior to the acquisition of International Gene Group, Inc., Alvarada, Inc. had approximately 1,349,860 shares of common stock issued and outstanding. As shares were reissued from the stock split and acquisition, any fractional shares were rounded upward in accordance with the agreements. As of March 28, 1995, Alvarada, Inc. changed its name to IGG International, Inc.

ACQUISITION

The assets and liabilities of Alvarada, Inc. as of March 7, 1995, prior to the acquisition of 94% of International Gene Group, Inc., consisted of the following recorded at their historical amounts:

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 7.  ACQUISITION AND RECAPITALIZATION (continued)

Cash                                               $     139
Cash in escrow-bridge loan                           400,000
Debt issuance costs                                   31,697
                                                   _________
Total assets                                         431,836
                                                   _________
Accounts payable                                          (5,000)
Accounts payable-debt issuance costs                 (31,458)
Promissory notes payable, net                       (398,000)
Shareholder loans                                    (21,200)
                                                   _________
Total liabilities                                   (435,658)
                                                   __________
Net liabilities acquired                           $  (3,822)
                                                   ==========

Alvarada, Inc. had an accumulated deficit during development stage of $274,784 as of December 31, 1994. Prior to the reverse acquisition of March 7, 1995, Alvarada, Inc. had a net loss of $1,548 from the beginning of the year until this date. Prior to this acquisition, during February 1995, shareholders contributed $500 for 6,399 shares of common stock.

NOTE 8.  LEASES

The Company leases office space in Cambridge, Massachusetts under a two-year operating lease expiring on August 24, 1997. The Company elected to pay the first year's rent in advance, which included the base rent of $27,150, charges for common area maintenance and real estate taxes of $11,670 and a security deposit of $2,263. The rent paid under this agreement will be adjusted for actual common area charges and real estate taxes. Also as of September 1995, the Company was leasing a vehicle under an operating lease of $400 per month over a forty-two month period.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 8.  LEASES (continued)

Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of March 31, 1996 for each of the next five calendar years in the aggregate are as follows:

     Year ended December 31,

                         1996                     $  13,349
                         1997                        29,871
                         1998                         4,800
                         1999                         1,200
                         2000                           -0-

The Company's subsidiary, Agricultural Glycosystems, rents office space on a month-to-month basis in Malvern, Pennsylvania. The monthly rental payment is $700 plus any additional services and is being accounted for as an operating lease. In connection with this lease, the Company paid a security deposit of $650 in 1995.

NOTE 9.  LICENSING AGREEMENT

AGRICULTURAL GLYCOSYSTEMS, INC.

On December 29, 1995, the Company's subsidiary Agricultural Glycosystems, Inc. (AGI) entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year of the licensing agreement, AGI is obligated to pay $327,000 followed by successive annual payments of $332,000, $314,000, $300,000 and $300,000, respectively. This agreement will be effective until the patents concerning the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and an additional $70,000 in early 1996.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the three month periods ended March 31, 1996 and 1995
_________________________________________________________________

NOTE 10.  SUBSEQUENT EVENTS

On April 26, 1996, the Company entered into an agreement with Trinity American Corporation granting Trinity warrants for 500,000 shares of the Company's common stock. These warrants are exercisable at $5.00 per share for a term of 365 days or 100 days after the Securities and Exchange Commission declares the registration statement effective, registering the warrants and underlying shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

LIQUIDITY, CAPITAL RESOURCES AND MATERIAL CHANGES IN FINANCIAL
CONDITION:

The need for sustained funding of the Company's current research and development programs drives management's efforts to raise additional capital. Once raised, such funds are targeted for the Company's continuing toxicity studies and clinical studies of the HIV and cancer treatment products. The Company has, in the quarter ending March 31, 1996, through its wholly owned subsidiary, Agricultural Glycosystems, Inc. (AGI), continued the development of a natural fungicide using similar carbohydrate chemistry.

Currently, the Company is making presentations to financial institutions and individual investors in order to raise capital. The Company has obtained commitments from a single investor who has provided the Company with over $270,000 in capital in the fourth quarter of 1995 and will provide an additional $540,000 in 1996 if corresponding additional amounts are raised from other sources. As of March 31, 1996, the aforementioned investor's requirement of additional capital raised from other sources was met due to the Company attracting $730,978 during the quarter from sales of its common stock. The Company expects to attempt to conduct an additional public offering of its equity securities, after completing additional clinical and field test of its substances in development.

As of March 31, 1996, the Company has in excess of $575,000 in cash to sustain its development and fund raising efforts for the next six months. Although the Company has current liabilities in excess of $232,000, nearly $72,200 of this amount is short-term notes and the accrued interest thereon (which may be converted to equity) and over $110,000 is accrued professional fees, which are disputed. Management expects that the disputed professional fees will be settled for an amount significantly less than recorded. In the quarter ended March 31, 1996, the Company did convert $340,000 of notes payable and accrued interest to common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


In the first quarter of 1996, the Company raised in excess of $730,000 from the issuance of common stock. In the same period of 1995, the Company had raised only $368,000, mostly from the net proceeds of short-term debt securities issued. The March 1995 acquisition of Alvarada, Inc. by the majority shareholders of International Gene Group, Inc. to form IGG International, Inc. provided most of these resources. The cash raised in 1996 and 1995 has been used to expand the Company's research and to position the Company for the raising of additional funds.

The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any.
It is not known whether additional funds could be borrowed from shareholders or other sources.

GOING CONCERN QUALIFICATION

Our auditors stated that the consolidated financial statements of the Company for the year ended December 31, 1995 were prepared on the going-concern basis. As of December 31, 1995, the shareholders' deficit was $270,941 and the Company had a deficit accumulated during the development stage of $882,262. In the first three months of 1996, the Company has expended funds which caused the accumulated deficit to increase by $496,093. The Company expects to continue in a deficit situation until the first of its products under development is approved by regulatory authority for sale. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing until such time as its clinical and field testing is completed and its products are marketable with sales levels adequate to support future operations.

RESULTS OF OPERATIONS

Material Changes in Operations for the Comparative Quarters ended
March 31, 1996 and 1995:

The Company is developing medical treatments from carbohydrate chemistry for cancer and HIV, and its subsidiary AGI is using carbohydrate chemistry to develop and market a natural fungicide. During the first three months of 1995, the Company acquired financial resources in its acquisition of Alvarada, Inc. and expended over $21,752 on research, mostly for animal studies and production of test substances. In the first three months of 1996, the Company expended $173,932 on additional research and development. The payments in 1996 include $70,000 paid to the Government of Israel's Agricultural Research Organization as part of a licensing and research agreement on shared technologies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


The Company's expenditures have increased significantly between the first quarter of 1995 and 1996. In the first quarter of 1995, the Company expended $31,436 on professional services, administrative and general expenses, while similar expenditures in the first quarter of 1996 totaled $223,980.

In the first quarter of 1996, the Company recorded $100,000 in interest expense on shareholders' loans in return for the option of extending the loans for another year or converting such loans to equity in the Company. Consistent with the original agreement and in payment of this amount, the Company issued 80,000 common shares valued at $1.25 per share to note-holders in the first quarter of 1996. The Company also accrued $4,006 in interest on these notes which, while not actually paid, may be converted into additional equity in the Company at a later date.

The Company has not received any revenue from the sale and development of its products, nor will it derive any significant revenues until regulatory authorities have approved its products for sale. The Company did, however, receive $5,825 and $1,037 in interest income on cash reserves in the first three months of 1996 and 1995, respectively.

Testing of the Company's product for HIV treatment, known as MMS-1, was completed at the University of Kentucky in April 1996. Test results showed that the MMS-1 compound was very effective over the test period at increasing survival rates and the immune function in viral-infected laboratory mice. This study is part of the final package that will be submitted to the FDA for IND approval as a potential treatment of HIV. The Company's schedule for development anticipates that clinical testing on this compound will begin in 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of May, 1996.

IGG INTERNATIONAL, INC.
(the "Registrant")

BY: /s/ Bradley J. Carver, President, Treasurer, Chief Financial
Officer and a member of the Board of Directors

                          EXHIBIT INDEX

Exhibit No.                      Description

    27                           Financial Data Schedule