Form 10-Q/A
period 1996-03-31
IGG INTERNATIONAL INC
filed 1996-07-31
CIK 946661

- -----------------------------------------------------------------
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

- -----------------------------------------------------------------
- -----------------------------------------------------------------

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

INTERIM FINANCIAL STATEMENTS

The interim financial statements as of and for the three months ended March 31, 1995 and 1996, included herein have been prepared by the Company, without audit. They reflect all adjustments which are, in the opinion of the management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Dated this 31st day of July, 1996.

IGG INTERNATIONAL, INC.
(the "Registrant")

BY: /s/ Bradley J. Carver, President, Treasurer, Chief Financial
Officer and a member of the Board of Directors

                          EXHIBIT INDEX

Exhibit No.                      Description

    24.1                         Consent of Kevin J. Williams &
                                 Co., C.P.A.

    27                           Financial Data Schedule