Form 10-Q
period 1996-06-30
IGG INTERNATIONAL INC
filed 1996-08-15
CIK 946661

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

         For the quarterly period ended June 30, 1996.

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

                    YES   x        NO

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at June 30, 1996 was 8,407,341 shares.

- - -----------------------------------------------------------------
- - -----------------------------------------------------------------

       2                      PART I

ITEM 1.  FINANCIAL STATEMENTS

Board of Directors
IGG International, Inc.
Cambridge, Massachusetts

                    ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of IGG International, Inc. (a development stage enterprise) as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the six months ended June 30, 1996, and 1995, and for the period from December 8, 1992 (inception) through June 30, 1996. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IGG International, Inc.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $888,086 during the six months ended June 30, 1996, and as of that date, had an accumulated deficit during the development stage of $1,770,348. As discussed in Note 1, these conditions raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The balance sheet for the year ended December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated March 22, 1996. We have not performed any auditing procedures since that date.

/s/ Kevin J. Williams & Co.
Spokane, Washington
August 12, 1996

                    IGG INTERNATIONAL, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED BALANCE SHEETS

                                  December 31,        June 30,
                                  1995                1996
                                  _________           _________

ASSETS

CURRENT ASSETS
    Cash                          $ 250,490           $ 247,248
    Prepaid rent                     28,052               8,642
    Other                            10,788              12,084
                                  _________            ________
TOTAL CURRENT ASSETS                289,330             267,974

EQUIPMENT, net of
  accumulated depreciation           16,810              27,901

OTHER ASSETS
    Deposits                          2,197               1,507
                                  _________           _________
TOTAL ASSETS                      $ 308,337           $ 297,382
                                  =========           =========

















See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

                    IGG INTERNATIONAL, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED BALANCE SHEETS

                                  December 31,        June 30,
LIABILITIES AND SHAREHOLDERS      1995                1996
  EQUITY (DEFICIT)                _________           _________

CURRENT LIABILITIES
    Accounts payable              $   9,011           $  35,763
    Professional fees payable       136,297             154,170
    Accrued interest                 33,970               5,406
    Notes payable to
      shareholders, net             400,000              32,500
                                   ________            ________
TOTAL CURRENT LIABILITIES           579,278             227,839
                                   ________            ________

COMMITMENTS AND CONTINGENCIES           -                   -

MINORITY STOCK INTERESTS                -                   -

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock,
      $.01 par value,
      5,000,000 shares
      authorized; no shares
      issued and outstanding            -                   -
    Common stock, $.01 par
      value, 25,000,000
      shares authorized;
      7,501,491 shares, and
      8,407,341 shares issued
      and outstanding at
      December 31, 1995,
      and March 31, 1996,
      respectively                   75,075              84,388
    Additional paid-in capital      536,246           1,755,503
    Deficit accumulated during
      development stage            (882,262)         (1,770,348)
                                 __________          __________
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)                        (270,941)             69,543
                                 __________          __________
TOTAL LIABILITIES AND SHARE-
  HOLDERS' EQUITY (DEFICIT)      $  308,337          $  297,382
                                 ==========          ==========

See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

(In order to file with the SEC via EDGAR, the Consolidated
Statements of Operations for IGG International, Inc. (a development stage enterprise) have been formatted to fit across two pages.)

                    IGG INTERNATIONAL, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF OPERATIONS

                            Six Months Ended
                                June 30,
                          1995         1996
                          ___________  __________

REVENUES                  $       -    $      -
                          ___________  __________
GENERAL AND
  ADMINISTRATIVE EXPENSES
    Professional fees          55,024      64,374
    Officers' salaries         25,000      65,000
    Depreciation                  703       1,871
    Amortization-debt
      issuance costs            9,510         -
    Other                      69,548     126,561
                           __________  __________
Total                         159,785     257,806

RESEARCH AND DEVELOPMENT COSTS
    Consultants, supplies
      and testing              89,825     135,691
                           __________  __________
OPERATING LOSS                (69,960)   (393,497)
                           __________  __________
OTHER INCOME (EXPENSES)
    Interest expense          (10,791)     (3,386)
    Interest income             2,499       4,890
                           __________  __________
Total other income
  (expenses)                   (8,292)      1,504
                           __________  __________
NET LOSS                   $  (78,252) $ (391,993)
                           ==========  ==========
NET LOSS PER COMMON SHARE  $    (0.01) $    (0.05)
                           ==========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   7,109,114   8,452,306
                           ==========  ==========

See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.



(In order to file with the SEC via EDGAR, the Consolidated
Statements of Operations for IGG International, Inc. (a
development stage enterprise) have been formatted to fit across two pages.)
                                      Period from
                                      December 8,
                                      1992
                                      (inception)
               Six Months Ended       through
                   June 30,           June 30, 1996
            1995         1996
            ___________  __________   ____________

            $      -     $     -      $       -
            ___________  __________   ____________



                61,404     100,891        325,720
                31,000     131,000        246,000
                 1,066       3,702          9,868
                12,680         -           31,697
                85,071     246,193        553,360
            __________  __________   ____________
               191,221     481,786      1,166,645




               111,577     309,623        477,806
             __________  __________   ____________
              (302,798)   (791,409)    (1,644,451)
             __________  __________   ____________

               (14,388)   (107,392)      (143,587)
                 3,536      10,715         17,690
             __________  __________   ____________

               (10,852)    (96,677)      (125,897)
             __________  __________   ____________
             $ (313 650) $(888,086)   $(1,770,348)
             ==========  ==========   ============
             $    (0.04) $    (0.11)  $     (0.22)
             ==========  ==========   ============

              7,109,114   8,452,306      7,908,305
             ==========  ==========    ===========


                    IGG INTERNATIONAL, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   December 8,
                                                   1992
                             Six months ended      (inception)
                         June 30,     June 30,     through
                         1995         1996         June 30, 1996
                         ___________  ___________  ___________

Cash flows from
  operating activities:
    Interest received    $     3,536  $    10,715  $    15,999
    Cash paid for
      services and
      administration        (268,854)    (723,894)  (1,427,653)
    Interest paid               (800)      (5,210)      (7,435)
                         ___________  ___________  ___________
Net cash used in
  operating activities      (266,118)    (718,389)  (1,419,089)
                         ___________  ___________  ___________

Cash flows from
  investing activities:
    Purchase of equipment     (5,310)     (14,793)     (37,769)
    Loans to shareholders    (40,000)         -        (40,000)
    Repayment of share-
      holder loans               -            -         40,000
    Deposits paid, net           -            690       (1,507)
    Net cash used in
      acquisition             (3,822)         -         (3,822)
                         ___________  ___________  ___________
Net cash used in
  investing activities       (49,132)     (14,103)     (43,098)
                         ___________  ___________  ___________










See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

                    IGG INTERNATIONAL, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   December 8,
                                                     1992
                             Six months ended     (inception)
                            June 30,     June 30,     through
                            1995         1996       June 30, 1996
                            ________    ________    ________
Cash flows from
  financing activities:
    Short-term borrowing    398,000          -        398,000
    Payments on short-
      term borrowing             -        (57,500)    (57,500)
    Proceeds from
      issuance of
      common stock          155,500       827,076   1,449,629
    Payment of capital
      acquisition fees       (7,500)      (40,326)    (50,326)
    Capital contributed
      by shareholders            -             -        1,329
    Loans from share-
      holders, net          (31,697)           -      (31,697)
                          _________    __________   _________
Net cash provided by
  financing activities      514,303       729,250   1,709,435
                          _________    __________   _________
Net increase in cash        199,053        (3,242)    247,248

Cash-beginning balance       17,131       250,490          -
                          _________    __________   _________
Cash-ending balance      $  216,184   $   247,248  $  247,248
                          =========    ==========   =========










See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

                     IGG INTERNATIONAL, INC
                (A DEVELOPMENT STAGE ENTERPRISE)
       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                    December 8,
                                                    1992
                            Six months ended        (inception)
                          June 30,     June 30,     through
                          1995         1996         June 30, 1996
                          ___________  ___________  ___________
Reconciliation of net
    loss to net cash
    used in operating
    activities:
    Net loss              $  (313,650) $  (888,086) $(1,770,348)
                           __________   ___________  __________
  Adjustments:
    Interest expense
      for extension of
      notes payable paid
      in common stock             -        100,000      100,000
    Interest on notes
      converted to
      common stock                -         30,746       30,746
    Amortization of
      debt issuance
      costs                    12,680          -         31,697
    Amortization of
      debt discount               800          -          2,000
    Depreciation                1,066        3,702        9,868
    Increase(decrease)
      in accounts payable      26,238       44,625      189,933
    Increase in other
      assets                   (6,140)      (1,296)     (10,823)
    Decrease (increase)
      in prepaid rent             700       19,410       (8,642)
    Increase (decrease)
      in accrued interest      13,588      (28,564)       5,406
    Legal fees paid by
      issuance of stock           -          1,074        1,074
                           __________   __________   __________
    Total Adjustments          47,532      169,697      351,259
                           __________   __________   __________
  Net cash used in
    operating activities  $  (266,118) $  (718,389) $(1,419,089)
                           ==========   ==========   ==========

See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

IGG International, Inc. ("the Company"), formerly Alvarada, Inc., a Nevada corporation, is a successor by reverse acquisition (Note
7) to International Gene Group, Inc, a Michigan corporation. The Company is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. International Gene Group, Inc. will continue as a subsidiary of IGG International, Inc. In June 1995, the Company incorporated a new subsidiary, Agricultural Glycosystems, Inc. in the state of Michigan. The Company is the sole shareholder in this subsidiary. Agricultural Glycosystems, Inc. will develop agricultural applications for products that are also based upon carbohydrate chemistry and these products will be either licensed from or jointly developed with the Government of Israel's Agricultural Research Organization. IGG International, Inc. and Agricultural Glycosystems, Inc. maintain an office in Cambridge, Massachusetts.

PRINCIPLES OF CONSOLIDATION

The Company's financial statements include the accounts of the Company, its majority owned subsidiary, International Gene Group, Inc., and its wholly owned subsidiary Agricultural Glycosystems, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash in interest-bearing accounts as of December 31, 1995 and June 30, 1996 totals $215,432 and $207,000, respectively. This includes over $100,000 and $200,000, respectively, which is held by a single bank and could represent a concentration of credit risk. The Company's management believes such risk is minimal since these funds are in a "sweep" account which is daily reinvested in government securities funds.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

INCOME TAXES

As of June 30, 1996, the Company had accumulated net operating losses of approximately $1,700,000. These losses are available to reduce taxable income and the corresponding future federal and state income taxes. These losses may be carried forward for fifteen years, with the earliest expiration year of 2008.

MINORITY INTEREST

At June 30, 1996, minority shareholders held an approximately six percent interest in International Gene Group, Inc. No value for this minority interest is shown on the accompanying balance sheet, as the subsidiary had a shareholders' deficit at June 30, 1996.

                     IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN

The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1995 resulted in a net loss of $675,833, and as of that date the Company had a shareholders' deficit of $270,941. During the six months ended June 30, 1996, the Company's net loss was $888,086. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development. In the six months ended June 30, 1996, the additional capital raised through the sale of common stocks totaled $786,750.

RESTATEMENT

The restatement of the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholder's equity for December 31, 1995, or the year then ended.

INTERIM FINANCIAL STATEMENTS

The interim financial statements as of and for the six months ended June 30, 1996 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

NOTE 2.  EQUIPMENT

The Company's equipment at December 31, 1995 and June 30, 1996 consists of the following:

                                December 31, 1995   June 30, 1996
Computer, office equipment and
   improvements                      $ 22,976         $ 37,769
   Less:  accumulated
    depreciation                       (6,166)          (9,868)
                                     _________        _________
TOTAL                                $ 16,810         $ 27,901
                                     =========        =========

NOTE 3.  NOTES PAYABLE

In March 1995, the Company raised $400,000 from a private placement offering of eight "investment units" from accredited investors whom through their investments became shareholders of the Company. This offering was intended to provide a "bridge" loan for the research and development activities of the Company, and was contingent on the completion of the reverse acquisition (Note 6). Each investment unit consisted of a $50,000 promissory note and 25,000 shares of common stock. The promissory notes, which pay ten percent interest per annum, have a maturity date of January 1, 1996 although this date may be extended at the Company's option for an additional year. As a condition of extending the notes, the Company is obligated to issue an additional 10,000 shares of common stock to the note holders of each unit, resulting in a total of an additional 80,000 shares of common stock being issued. In 1996, the Company elected to extend the loan and issued the 80,000 shares valued at $1.25 per share. This expense was treated as additional interest paid in the first quarter of 1996 totalling $100,000.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

In January 1996, promissory note holders converted $310,000 of the aforementioned promissory notes at the rate of $1.25 per common share to 248,000 shares. The noteholders also converted $30,746 in accrued interest at the rate of $1.25 per common share into 24,597 shares. During the first six months of 1996, the Company repaid $57,500 of the remaining promissory note with interest. As of August 11, 1996, the Company is offering to convert those notes still outstanding to common stock at the rate of $2.00 per share of common stock.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

The Company disputes the amount of the legal charges and expects to settle this obligation for an amount less than the recorded liability. As of August 11, 1996, the amount and timing of any settlement is unknown. As of December 31, 1995 and June 30, 1996, the Company owed additional legal and accounting bills totalling $24,662 and $42,535, respectively.

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

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

On March 31, 1995, in exchange for accepting a seat on the Board of Directors, the Company agreed to issue Mr. James C. Czirr warrants to purchase up to a total of 300,000 shares of the Company's common stock exercisable at $.10 per share through March 2005. As of December 31, 1995, one hundred thousand of these warrants are considered outstanding and exercisable. As of June 30, 1996, two hundred thousand of these warrants are considered as outstanding and excercisable. These outstanding warrants are considered as common stock equivalents. On October 2, 1995, the Company agreed to give Mr. Czirr a one-quarter of one percent (0.25%) royalty interest in all products licensed or developed by Agricultural Glycosystems, Inc. and, in addition, 3,500 shares of common stock in the Company per month, to be distributed under a benefit plan to be adopted, for his future efforts in developing the Company. The final document concerning the details of this agreement is currently not yet executed as of August 11, 1996.

On October 1, 1995, the Company agreed to issue 1,500 shares of common stock per month to Ms. Yael Zisling in exchange for her coordination and direction of public and investor relationships. These shares are to be distributed under a benefit plan to be adopted. The Company has the right upon thirty days notice to convert this distribution to a cash payment of $4,000 per month. The original agreement provided for Ms. Zisling's services for a three-month period. The Company paid Ms. Zisling $6,000 in cash in February 1996, in partial consideration of her efforts. Ms. Zisling is no longer providing services to the Company and this agreement is now in dispute.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

In June 1996, the Company granted 2,500 warrants per month for a period of thirteen months to Mr. Richard Salter in consideration of consulting services. The purchase price of common stock from these warrants is $0.01 per share and will be considered vested and exercisable immediately each month. Furthermore, the Company granted Mr. David Sandberg, in consideration for legal services, the right to purchase up to 10,000 shares of common stock at $0.01 per share based on warrants issued for reduction in legal fees. As of June 30, 1996, the Company considers 399 shares issued to Mr. Sandberg under this agreement.

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

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

NOTE 6.  RELATED PARTY TRANSACTIONS (continued)

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

ACQUISITION

The assets and liabilities of Alvarada, Inc. as of March 7, 1995, prior to the acquisition of 94% of International Gene Group, Inc., consisted of the following recorded at their historical amounts:

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

NOTE 8.  LEASES

The Company leases office space in Cambridge, Massachusetts under a two-year operating lease expiring on August 24, 1997. The Company elected to pay the first year's rent in advance, which included the base rent of $27,150, charges for common area maintenance and real estate taxes of $11,670 and a security deposit of $2,263. The rent paid under this agreement will be adjusted for actual common area charges and real estate taxes. Also as of September 1995, the Company was leasing a vehicle under an operating lease of $400 per month over a forty-two month period. In June 1996, the Company leased an additional automobile for two years at $481 per month. The Company also leased a copier in May 1996, for three years at $285 per month.

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

NOTE 8.  LEASES (continued)

Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of June 30, 1996 for each of the next five calendar years in the aggregate are as follows:

     Year ended December 31,
                         1996                     $  16,745
                         1997                        39,063
                         1998                        10,144
                         1999                         2,340
                         2000                           -0-

The Company's subsidiary, Agricultural Glycosystems, rented office space on a month-to-month basis in Malvern, Pennsylvania. The monthly rental payment was $700 plus any additional services and was being accounted for as an operating lease. This lease was terminated subsequent to June 30, 1996. In connection with this lease, the Company paid a security deposit of $650 in 1995. The Company also leases some office furniture as needed on a month to month basis.

NOTE 9.  LICENSING AGREEMENT

AGRICULTURAL GLYCOSYSTEMS, INC.

On December 29, 1995, the Company's subsidiary Agricultural Glycosystems, Inc. (AGI) entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year of the licensing agreement, AGI is obligated to pay $327,000 followed by successive annual payments of $332,000, $314,000, $300,000 and $300,000, respectively. This agreement will be effective until the patents concerning the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and an additional $70,000 in early 1996.
                               F-20

                    IGG INTERNATIONAL, INC.
                (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the six month periods ended June 30, 1996 and 1995
_________________________________________________________________

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

Liquidity, Capital Resources and Material Changes in Financial
Condition:

The need for sustained funding of the Company's current research and development programs drives management's efforts to raise additional capital. Once raised, such funds are targeted for the Company's continuing toxicity studies and clinical studies of the HIV and cancer treatment products. The Company has, in the quarter ending June 30, 1996, through its wholly owned subsidiary, Agricultural Glycosystems, Inc. (AGI), continued the development of a natural fungicide using similar carbohydrate chemistry.

Currently, the Company is making presentations to financial institutions and individual investors in order to raise capital. The Company has obtained commitments from a single investor who has provided the Company with over $270,000 in capital in the fourth quarter of 1995 and will provide an additional $540,000 in 1996 if corresponding additional amounts are raised from other sources. As of June 30, 1996, the aforementioned investor's requirement of additional capital raised from other sources was met due to the Company attracting $786,750 during the first six months of 1996 sales of its common stock. The Company expects to attempt to conduct an additional public offering of its equity securities, after completing additional clinical and field test of its substances in development.

As of June 30, 1996, the Company had $247,248 in cash to sustain its development and fund raising efforts for the next six months. Although the Company has current liabilities in excess of $227,000, $37,906 of this amount is short-term notes and the accrued interest thereon (which may be converted to equity) and over $110,000 is accrued professional fees, which are disputed. Management expects that the disputed professional fees will be settled for an amount significantly less than recorded, but there are no assurances that these legal fees will be settled for an amount less than $111,635. In the quarter ended March 31, 1996, the Company did convert $340,000 of notes payable and accrued interest to common stock.

In the second quarter of 1996, the Company raised in excess of $55,000 from the issuance of common stock. In the same period of 1995, the Company had raised $148,000, from the net proceeds from the issuance of common stock. The March 1995 acquisition of Alvarada, Inc. by the majority shareholders of International Gene Group, Inc. to form IGG International, Inc. provided most of these resources. The cash raised in 1996 and 1995 has been used to expand the Company's research and to position the Company for the raising of additional funds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any.
It is not known whether additional funds could be borrowed from shareholders or other sources.

Going Concern Qualification

Our auditors stated that the consolidated financial statements of the Company for the year ended December 31, 1995 were prepared on the going-concern basis. As of December 31, 1995, the shareholders' deficit was $270,941 and the Company had a deficit accumulated during the development stage of $882,262. In the first six months of 1996, the Company has expended funds which caused the accumulated deficit to increase by $888,086. The Company expects to continue in a deficit situation until the first of its products under development is approved by regulatory authority for sale. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing until such time as its clinical and field testing is completed and its products are marketable with sales levels adequate to support future operations.

Results of Operations

Material Changes in Operations for the Comparative Quarters ended
June 30, 1996 and 1995:

The Company is developing medical treatments from carbohydrate chemistry for cancer and HIV, and its subsidiary AGI is using carbohydrate chemistry to develop and market a natural fungicide. During the first three months of 1995, the Company acquired financial resources in its acquisition of Alvarada, Inc. and expended over $21,752 on research, mostly for animal studies and production of test substances. In the first three months of 1996, the Company expended $173,932 on additional research and development. The payments in 1996 include $70,000 paid to the Government of Israel's Agricultural Research Organization as part of a licensing and research agreement on shared technologies. In the three months ended June 30 , 1995, the Company expended an additional $89,825 on research and product development. In the same period of 1996, the Company expended $135,691 for clinical research and product testing.

The Company's expenditures have increased significantly between the second quarter of 1995 and the comparable quarter for 1996. In the second quarter of 1995, the Company expended $159,785 on professional services, administrative and general expenses, while similar expenditures in the second quarter of 1996 totaled
$257,806.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)


In the first quarter of 1996, the Company recorded $100,000 in interest expense on shareholders' loans in return for the option of extending the loans for another year or converting such loans to equity in the Company. Consistent with the original agreement and in payment of this amount, the Company issued 80,000 common shares valued at $1.25 per share to note-holders in the first quarter of 1996. In the second quarter of 1996, the Company paid $32,500 in principal on short-term notes and paid $5,210 of interest accrued on these same notes. The Company also accrued $3,386 in interest on these notes which, while not actually paid, may be converted into additional equity in the Company at a later date. There are currently no assurances that the remaining notes of $32,500 will elect to convert to common stock before the end of the 1996.

The Company has not received any revenue from the sale and development of its products, nor will it derive any significant revenues until regulatory authorities have approved its products for sale. The Company did, however, receive $4,890 and $2,499 in interest income on cash reserves in the three months ended June 30, 1996 and 1995, respectively.

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

Dated this 15th day of August, 1996.

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