Form 10-Q
period 1996-09-30
IGG INTERNATIONAL INC
filed 1996-11-15
CIK 946661

=================================================================

              SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C.   20549
             ----------------------------------
                          FORM 10-Q\A

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

           ----------------------------------------
                 Commission file number 0-26476
           ----------------------------------------

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

=================================================================

                              PART I
ITEM 1.  FINANCIAL STATEMENTS

Board of Directors
IGG International, Inc.
Cambridge, Massachusetts

                 ACCOUNTANT'S REVIEW REPORT

     We have reviewed the accompanying consolidated balance sheet of IGG International, Inc. (a development stage enterprise) as of September 30, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the nine months ended September 30, 1996, and 1995, and for the period from December 8, 1992 (inception) through September 30, 1996. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of IGG International, Inc.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,382,470 during the nine months ended September 30, 1996, and as of that date, had an accumulated deficit during the development stage of $2,264,732. As discussed in Note 1, these conditions raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The balance sheet for the year ended December 31, 1995 was audited by us and we expressed an unqualified opinion on it in our report dated March 22, 1996. We have not performed any auditing procedures since that date.

Williams & Webster, P.S.
(Formerly Kevin J. Williams & Co.)
Spokane, Washington
November 13, 1996

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                 December 31,       September 30,
                                    1995                 1996
                                                     (Unaudited)
                                  _________           _________
ASSETS

CURRENT ASSETS
    Cash                          $ 250,490           $ 263,672
    Prepaid rent                     28,052               5,634
    Other                            10,788              13,628
                                  _________            ________
TOTAL CURRENT ASSETS                289,330             282,934

EQUIPMENT, net of
  accumulated depreciation           16,810              29,981

OTHER ASSETS
    Deposits                          2,197               1,143
                                  _________           _________
TOTAL ASSETS                      $ 308,337           $ 314,058
                                  =========           =========



















See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                 December 31,       September 30,
                                     1995                1996
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable              $   9,011           $ 129,456
    Professional fees payable       136,297             126,882
    Accrued interest                 33,970                 476
    Notes payable to
      shareholders, net             400,000              15,000
                                   ________            ________
TOTAL CURRENT LIABILITIES           579,278             271,814
                                   ________            ________

COMMITMENTS AND CONTINGENCIES           -                   -

MINORITY STOCK INTERESTS                -                   -

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.01 par
     value, 5,000,000 shares
      authorized; no shares
      issued and outstanding            -                   -
    Common stock, $.01 par
      value, 25,000,000 shares
      authorized; 7,507,491 shares,
      and 8,438,836 shares issued
      and outstanding at
      12/31/96 and 03/31/96,
      respectively                   75,075              89,551
    Additional paid-in capital      536,246           2,217,425
    Deficit accumulated during
      development stage            (882,262)         (2,264,732)
                                 __________          __________
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)                        (270,941)             42,244
                                 __________          __________
TOTAL LIABILITIES AND SHARE-
  HOLDERS' EQUITY (DEFICIT)      $  308,337          $  314,058
                                 ==========          ==========

See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

(In order to file with the SEC via EDGAR, the Consolidated
Statements of Operations for IGG International, Inc.(a development stage enterprise) have been formatted to fit across two pages.)

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                             Three Months Ended
                               September 30,
                             1995         1996
                          ___________  __________
REVENUES                  $       -    $      -
                          ___________  __________
GENERAL AND
  ADMINISTRATIVE EXPENSES
    Professional fees          19,572      10,424
    Officers' salaries         43,320      46,200
    Depreciation                  977       2,811
    Amortization-debt
      issuance costs            9,510         -
    Other                      71,668     209,785
                           __________  __________
Total                         145,047     269,220

RESEARCH AND
  DEVELOPMENT COSTS
    Consultants, supplies
      and testing               5,883     234,119
                           __________  __________
OPERATING LOSS               (150,930)   (503,339)
                           __________  __________
OTHER INCOME (EXPENSES)
    Interest expense          (10,791)      4,160
    Interest income               983       4,795
                           __________  __________
Total other income
  (expenses)                   (9,808)      8,955
                           __________  __________
NET LOSS                   $ (160,738) $ (494,384)
                           ==========  ==========
NET LOSS PER COMMON SHARE  $    (0.02) $    (0.06)
                           ==========  ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   7,158,153   8,637,115
                           ==========  ==========

See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.


(In order to file with the SEC via EDGAR, the Consolidated
Statements of Operations for IGG International, Inc.(a development stage enterprise) have been formatted to fit across two pages.)


                                        Period from
                                        December 8,
                                           1992
                                        (inception)
               Nine Months Ended          through
                  September 30,      September 30, 1996
              1995             1996
            ___________   ___________   ____________
            $      -       $     -      $       -
            ___________   ___________   ____________



                80,976       111,315        336,144
                74,320       177,200        292,200
                 2,043         6,513         12,679
                22,190           -           31,697
               156,739       455,978        763,145
            __________   ____________   ____________
               336,268       751,006      1,435,865




               117,460       543,742        711,925
             __________  ____________   ____________
              (453,728)   (1,294,748)    (2,147,790)
             __________  ____________   ____________

               (25,179)     (103,232)      (139,427)
                 4,519        15,510         22,485
             __________  ____________   ____________

               (20,660)      (87,722)      (116,942)
             __________  ____________   ____________
             $ (474,388) $(1,382,470)   $(2,264,732)
             ==========  ============   ============
             $    (0.07) $     (0.16)   $     (0.28)
             ==========  ============   ============

              7,158,153    8,637,115      7,981,534
             ==========  ============   ============



IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             December 8,
                                                       1992
                             Nine months ended      (inception)
                          Sept. 30,     Sept. 30,     through
                            1995          1996    Sept. 30, 1996
                         ___________  ___________  ___________
Cash flows from
  operating activities:
    Interest received    $     4,519  $    15,510  $    20,794
    Cash paid for
      services and
      administration        (436,687)  (1,151,475)  (1,855,234)
    Interest paid             (1,625)     (10,140)     (12,365)
                         ___________  ___________  ___________
Net cash used in
  operating activities      (433,793)  (1,146,105)  (1,846,805)
                         ___________  ___________  ___________

Cash flows from
  investing activities:
    Purchase of equipment     (8,737)     (19,684)     (42,660)
    Loans to shareholders    (40,000)         -        (40,000)
    Repayment of share-
      holder loans            40,000          -         40,000
    Deposits paid, net        (2,311)       1,054       (1,143)
    Net cash used in
      acquisition             (3,822)         -         (3,822)
                         ___________  ___________  ___________
Net cash used in
  investing activities       (14,870)     (18,630)     (47,625)
                         ___________  ___________  ___________












See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                   December 8,
                                                      1992
                             Nine months ended     (inception)
                          Sept. 30,     Sept. 30,      through
                            1995          1996    Sept. 30, 1996
                         ___________  ___________  ___________
Cash flows from
  financing activities:
    Short-term borrowing     398,000          -        398,000
    Payments on short-
      term borrowing            -         (75,000)     (75,000)
    Proceeds from
      issuance of
      common stock           220,500    1,313,743    1,936,296
    Payment of capital
      acquisition fees        (7,500)     (60,826)     (70,826)
    Capital contributed
      by shareholders            -            -          1,329
    Debt issuance costs      (31,697)         -        (31,697)
                         ___________  ___________  ___________
Net cash provided by
  financing activities       579,303    1,177,917    2,158,102
                         ___________  ___________  ___________
Net increase in cash         130,640       13,182      263,672

Cash-beginning balance        17,131      250,490          -
                         ___________  ___________  ___________
Cash-ending balance      $   147,771  $   263,672  $   263,672
                         ===========  ===========  ===========














See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                   December 8,
                                                      1992
                            Nine months ended      (inception)
                           Sept. 30,    Sept. 30,     through
                             1995          1996    Sept. 30, 1996
                          ___________  ___________  ___________
Reconciliation of net
    loss to net cash
    used in operating
    activities:
    Net loss              $  (474,388) $(1,382,470) $(2,264,732)
                          ___________  ____________ ___________
  Adjustments:
    Interest expense
      for extension of
      notes payable paid
      in common stock             -        100,000      100,000
    Interest on notes
      converted to
      common stock                -         30,746       30,746
    Amortization of
      debt issuance
      costs                    22,190          -         31,697
    Amortization of
      debt discount             1,400          -          2,000
    Depreciation                2,043        6,513       12,679
    Increase(decrease)
      in accounts payable      35,203      111,030      256,338
    Increase in other
      assets                   (6,912)      (2,840)     (12,367)
    Decrease (increase)
      in prepaid rent         (37,108)      22,418       (5,634)
    Increase (decrease)
      in accrued interest      23,779      (33,494)         476
    Legal fees paid by
      issuance of stock           -          1,992        1,992
                          ___________  ___________  ___________
    Total Adjustments          40,595      236,365      417,927
                          ___________  ___________  ___________
  Net cash used in
    operating activities  $  (433,793) $(1,146,105) $(1,846,805)
                          ===========  ===========  ===========

See accountant's review report and the accompanying notes which are an integral part of these consolidated financial statements.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash in interest-bearing accounts as of December 31, 1995 and September 30, 1996 totals $215,432 and $232,423, respectively.
This includes over $100,000 and $200,000, respectively, which is held by a single bank and could represent a concentration of credit risk. The Company's management believes such risk is minimal since these funds are in a "sweep" account which is daily reinvested in government securities funds.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

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

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK SPLIT

In March 1995, the Company effected a 78.14-for-1 reverse stock split for all shares outstanding at that date. All references in the financial statements to issued and outstanding shares and per share data reflect this reverse stock split.

INCOME TAXES

As of September 30, 1996, the Company had accumulated net operating losses of approximately $2,000,000. These losses are available to reduce taxable income and the corresponding future federal and state income taxes. These losses may be carried forward for fifteen years, with the earliest expiration year of 2008.

MINORITY INTEREST

At September 30, 1996, minority shareholders held an approximately three percent interest in International Gene Group, Inc. No value for this minority interest is shown on the accompanying balance sheet, as the subsidiary had a shareholders' deficit at September 30, 1996. During 1996, minority shareholders representing three percent of the outstanding minority interest, converted their 585 shares in International Gene Group, Inc. into 173,449 shares of common stock in IGG International, Inc. These conversions were at
296.49 shares in the Company for each minority share, which is the same rate as the original acquisition of the Company.

GOING CONCERN

The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

GOING CONCERN (continued)

As shown in the consolidated financial statements, operations for the year ended December 31, 1995 resulted in a net loss of $675,833, and as of that date the Company had a shareholders' deficit of $270,941. During the nine months ended September 30, 1996, the Company's net loss was $1,382,470. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development. In the nine months ended September 30, 1996, the additional capital raised through the sale of common stock totalled $1,252,917.

RESTATEMENT

The restatement of the financial statements have resulted in certain changes in presentation which have no effect on the net losses or shareholder's equity for December 31, 1995, or the year then ended.

INTERIM FINANCIAL STATEMENTS

The interim financial statements as of and for the nine months ended September 30, 1996 included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 2.  EQUIPMENT

The Company's equipment at December 31, 1995 and September 30, 1996 consists of the following:

                            December 31, 1995   September 30, 1996
[S]                                  [C]              [C]
Computer, office equipment
   and improvements                  $ 22,976         $ 42,660
   Less:  accumulated
    depreciation                       (6,166)         (12,679)
                                     _________        _________
TOTAL                                $ 16,810         $ 29,981
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

The private placement offering document further requires that, if the Company successfully completes a public or private offering of equity securities for $500,000 or more, it must use 50% of the proceeds of such offering to repay the promissory notes. Under the offering document, the Company may elect to convert all or part of the promissory notes and accrued interest to common stock at a stated conversion rate of $.5001 per share of common stock, or at an alternate conversion rate contingent upon the future trading price of the Company's stock.
                               F-12

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 3.  NOTES PAYABLE (continued)

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

In January 1996, promissory note holders converted $310,000 of the aforementioned promissory notes at the rate of $1.25 per common share to 248,000 shares. The noteholders also converted $30,746 in accrued interest at the rate of $1.25 per common share into 24,597 shares. During the first nine months of 1996, the Company repaid $75,000 of the remaining promissory note including interest. As of November 13, 1996, the Company is offering to convert those notes still outstanding to common stock at the rate of $2.00 per share of common stock.

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED ATTORNEY FEES

In 1993 and 1994, the Company engaged the services of a Detroit, Michigan law firm for the purpose of raising funds for the Company from private investors. While ultimately unsuccessful in raising any significant funds for the Company, the law firm billed the Company $111,635 for its services in late 1994. This same amount is recorded in full as an accrued liability on the Company's balance sheet at December 31, 1995 and September 30, 1996.

The Company disputes the amount of the legal charges and expects to settle this obligation for an amount less than the recorded liability. As of August 11, 1996, the amount and timing of any settlement is unknown. As of December 31, 1995 and September 30,
1996, the Company owed additional legal and accounting bills totalling $24,662 and $15,247, respectively.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

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

On March 31, 1995, in exchange for accepting a seat on the Board of Directors, the Company agreed to issue Mr. James C. Czirr warrants to purchase up to a total of 300,000 shares of the Company's common stock exercisable at $.10 per share through March 2005. As of December 31, 1995, one hundred thousand of these warrants are considered outstanding and exercisable. As of September 30, 1996, two hundred thousand of these warrants are considered as outstanding and excercisable.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 5. SHAREHOLDERS' EQUITY (continued)

In September 1996, the Company reached a final consulting agreement with Mr. Czirr. Under this agreement , the warrants issued will be limited to 200,000 outstanding warrants. Furthermore, Mr. Czirr will receive in October 1996, 45,500 shares of common stock under the Nonqualifying Stock Option Plan adopted in May 1996.

On October 1, 1995, the Company agreed to issue 1,500 shares of common stock per month to Ms. Yael Zisling in exchange for her coordination and direction of public and investor relationships. These shares are to be distributed under a benefit plan to be adopted. The Company has the right upon thirty days notice to convert this distribution to a cash payment of $4,000 per month. The original agreement provided for Ms. Zisling's services for a three-month period. The Company paid Ms. Zisling $6,000 in cash in February 1996, in partial consideration of her efforts. Ms. Zisling is no longer providing services to the Company. In early October 1996, an agreement was reached with Ms. Zisling in which the Company paid an additional $6,000 in cash plus expenses in full consideration for services provided.

Additional capital raised by the Company in 1995 includes $271,666 from the down payment on a subscription for 684,874 shares of common stock with a total subscription price of $815,000. The future payments on this subscription are contingent upon the Company being able to raise additional investor subscription proceeds matching or exceeding the original down payment and subsequently matching or exceeding each of the two future semi-annual payments of $271,666. The Company has currently satisfied the requirement for matching the down payment and the subsequent payments due on the above mentioned subscription. In July 1996, the second installment of $271,616 was paid and 228,291 shares of common stock were issued.

On April 26, 1996, the Company entered into an agreement with Trinity American Corporation granting Trinity warrants for 500,000 shares of the Company's common stock. These warrants are exercisable at $5.00 per share for a term of 365 days or 100 days after the Securities and Exchange Commission declares the registration statement effective, registering the warrants and underlying shares. In early November 1996, the Company is pursuing the registration of these warrants with the Securities and Exchange Commission.
                               F-15

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 5. SHAREHOLDERS' EQUITY (continued)

In June 1996, the Company granted 2,500 warrants per month for a period of thirteen months to Mr. Richard Salter in consideration of consulting services. The purchase price of common stock from these warrants is $0.01 per share and will be considered vested and exercisable immediately each month.

In October 1996, this agreement was amended to grant monthly 2,500 shares of restricted common stock and 2,500 shares registered pursuant to the Nonqualifying Stock Option Plan adopted in May 1996. This change was effective for July 1996 and the following twelve months. Also at that time, the Company agreed to issue an additional 40,000 shares of restricted common stock for services.

Furthermore, the Company granted Mr. David Sandberg, in consideration for legal services, the right to purchase up to 10,000 shares of common stock at $0.01 per share based on warrants issued for reduction in legal fees. As of September 30, 1996, the Company considers 735 shares issued to Mr. Sandberg under this agreement.

In September 1996, the Company reached an agreement with Mr. Keith Greenfield to issue common stock for his services in consulting and negotiations. The Company agreed to issue 43,000 shares of restricted common stock and 15,000 shares of common stock pursuant to the Nonqualifying Stock Option Plan adopted in May 1996.

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

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

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

ACQUISITION

The assets and liabilities of Alvarada, Inc. as of March 7, 1995, prior to the acquisition of 94% of International Gene Group, Inc., consisted of the following recorded at their historical amounts:

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

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

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 8.  LEASES (continued)

Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of June 30, 1996 for each of the next five calendar years in the aggregate are as follows:

     Year ended December 31,

                         1996                     $  13,611
                         1997                        39,848
                         1998                        10,144
                         1999                         2,340
                         2000                           -0-

The Company's subsidiary, Agricultural Glycosystems, rented office space on a month-to-month basis in Malvern, Pennsylvania. The monthly rental payment was $700 plus any additional services and was being accounted for as an operating lease. This lease was terminated in July 1996. In connection with this lease, the Company paid a security deposit of $650 in 1995. The Company also leases some office furniture as needed on a month to month basis.

NOTE 9.  LICENSING AGREEMENT

AGRICULTURAL GLYCOSYSTEMS, INC.

On December 29, 1995, the Company's subsidiary Agricultural Glycosystems, Inc. (AGI) entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year of the licensing agreement, AGI is obligated to pay $327,000 followed by successive annual payments of $332,000, $314,000, $300,000 and $300,000, respectively. This agreement will be effective until the patents concerning the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and an additional $170,000 through September 1996.

IGG INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 1995
and the nine month periods ended September 30, 1996 and 1995
_________________________________________________________________

NOTE 10.  NONQUALIFYING STOCK OPTION PLAN

In May 1996 the Company adopted a Nonqualifying Stock Option Plan and registered 500,000 shares of common stock with the Securities and Exchange Commission for issuance under the option agreements. The exercise price of each option will be determined by the Board of Directors of the Company and must be issued within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants (see Note 5).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Liquidity, Capital Resources and Material Changes in Financial
Condition:

The need for sustained funding of the Company's current research and development programs drives management's efforts to raise additional capital. Once raised, such funds are targeted for the Company's wholly owned subsidiary, Agricultural Glycosystems, Inc.
(AGI), to conduct a field study program in 1997, continue research and conclude the regulatory approval process for the Company's natural fungicide product, Elexa. A priority has been placed on the funds raised from the current financing effort to meet the needs of developing Elexa and the administrative costs of the Company. However, current fund raising efforts are also focused on raising funds sufficient to continue research and begin a Phase One clinical trial in cancer patients for the Company's other subsidiary, International Gene Group, Inc.

Currently, the Company is making presentations to financial institutions and individual investors in order to raise capital. The Company has obtained commitments from a single investor who has provided the Company with over $540,000 in capital through the third quarter of 1996 and will provide an additional $270,000 in the fourth quarter of 1996. The Company expects to attempt to conduct an additional public offering of its equity securities, after completing additional clinical and field tests of its substances in development, and upon signing a partnership agreement with a chemical or pharmaceutical company.

As of September 30, 1996, the Company had $263,672 in cash to sustain its development and fund raising efforts for the next six months. Although the Company has current liabilities in excess of $271,000, $15,476 of this amount is short-term notes and the accrued interest thereon (which may be converted to equity) and $111,635 is accrued professional fees, which are disputed. Management expects that the disputed professional fees will be settled for an amount significantly less than recorded, but there are no assurances that these legal fees will be settled for an amount less than $111,635. There have been no communications concerning the disputed amount for nearly two years. In the quarter ended March 31, 1996, the Company did convert $340,000 of notes payable and accrued interest to common stock.

In the third quarter of 1996, the Company raised in excess of $466,000 from the issuance of common stock. In the same period of 1995, the Company had raised $55,000 from the net proceeds of issuing common stock. The March 1995 acquisition of Alvarada, Inc. by the majority shareholders of International Gene Group, Inc. to form IGG International, Inc. provided most of these resources. The cash raised in 1996 and 1995 has been used to expand the Company's research and to position the Company for the raising of additional funds.

The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from shareholders or other sources.

Going Concern Qualification:

Our auditors stated that the consolidated financial statements of the Company for the year ended December 31, 1995 were prepared on the going-concern basis. As of December 31, 1995, the shareholders' deficit was $270,941 and the Company had a deficit accumulated during the development stage of $882,262. In the first nine months of 1996, the Company has expended funds which caused the accumulated deficit to increase by $1,382,470. The Company expects to continue in a deficit situation until the first of its products under development is approved by regulatory authority for sale. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing until such time as its clinical and field testing is completed and its products are marketable with sales levels adequate to support future operations.

Results of Operations:

Material Changes in Operations for the Comparative Quarters ended
September 30, 1996 and 1995:

The Company is a start-up biotechnology venture with two subsidiaries: Agricultural Glycosystems, Inc. (wholly owned) and International Gene Group, Inc. (97% owned). The Company's research efforts are directed at products used to improve plant protection against fungus, the treatment of human cancer, and diseases related to immune system deficiencies. The short-term specific goal of the Company's business is to successfully develop, test and obtain EPA approval of its products for agricultural use. The Company will also continue efforts to obtain IND approval from the FDA to begin human clinical trials. During the first three months of 1995, the Company acquired financial resources in its acquisition of Alvarada, Inc.

The Company's payments in 1996 include $170,000 paid to the Government of Israel's Agricultural Research Organization as part of a licensing and research agreement on shared technologies.
Also, in December 1995, the Company paid $30,000 for the first year's installment under this licensing agreement. In the three months ended September 30 , 1995, the Company expended an additional $5,883 on research and product development. In the same period of 1996, the Company expended $234,119 for clinical research and product testing.

The Company's expenditures have increased significantly between the third quarter of 1995 and the comparable quarter for 1996. In the third quarter of 1995, the Company expended $145,047 on professional services, administrative and general expenses, while similar expenditures in the third quarter of 1996 totaled $269,220.

In the first quarter of 1996, the Company recorded $100,000 in interest expense on shareholders' loans in return for the option of extending the loans for another year or converting such loans to equity in the Company. Consistent with the original agreement and in payment of this amount, the Company issued 80,000 common shares valued at $1.25 per share to note-holders in the first quarter of 1996. In the third quarter of 1996, the Company paid $17,500 in principal on short-term notes. There are currently no assurances that the remaining notes of $15,000 will be converted to common stock before the end of the 1996.

The Company has not received any revenue from the sale and development of its products, nor will it derive any significant revenues until regulatory authorities have approved its products for sale. The Company did, however, receive $4,795 and $983 in interest income on cash reserves in the three months ended September 30, 1996 and 1995, respectively.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 14th day of November, 1996.

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