Form 10-K
period 1996-06-30
IGG INTERNATIONAL INC
filed 1997-04-04
CIK 946661

                                                   FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended - December 31, 1996.
     OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

                    Commission file number 0-26476

                       IGG INTERNATIONAL, INC.
        (Exact name of registrant as specified in its charter)

     Nevada                                  33-0231238
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)

                   One Kendall Square Building 300
                              Suite 200
                       Cambridge, Massachusetts             02139
               (Address of principal executive offices)     Postal Code

                            (617) 621-3133
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered
     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
     Common Stock

Securities registered pursuant to Section 15(d) of the Act:

Title of each class
     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [  x  ]   NO [     ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   [    ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of March 31, 1997 was 10,565,991.


                 Documents Incorporated by Reference

1. Form 10 Registration Statement, which became effective by operation of law on September 18, 1995.

2. Form 10/A Registration Statement, as filed with the Commission on April 15, 1996, amending the foregoing Form 10 Registration
     Statement.

3.   Form 10-K for the year ended December 31, 1995.

4.   Form 10-Q for the period ending March 31, 1996.

5.   Form 10-Q for the period ending June 30, 1996.

6.   Form 10-Q for the period ending September 30, 1996.

7. Form S-8 Registration Statement, with became effective by operations of law on May 14, 1996.

                                PART I
ITEM 1.  BUSINESS.

General

     IGG International, Inc. (the "Company") is a biotechnology venture whose research efforts are directed at products to improve plant health, the treatment of human cancer, HIV, and diseases related to immune system deficiencies.

     The Company is researching and developing five principal products, four of which are derived from naturally occurring substances: ELEXA, a plant fungus; the GBC 590 and the Microorganism Substances (MMS-1 and MMS-2). The fifth product is an active peptide which is a synthetic compound. Patents for MMS-1 have been issued and all other patents are currently pending for all products. See "Business - Patents." The base products used to create the substances are widely available, inexpensive to procure and can be converted into the final products on a commercial scale using accepted and proprietary manufacturing techniques. Management presently anticipates that all products will be manufactured exclusively by the Company on a contract with manufacturing facilities.

     Potential risks associated with the development of the Company's products are: 1) the products referred to herein may never be developed; 2) anticipated future losses due to the cost of research and development; 3) the absence of commercially viable products; 4) the timing and cost associated with governmental regulation and approval;
5) absence of patent protection; 6) the risk of product liability claims; and, 7) the uncertainty that the Company will ever operate profitably. For all of the foregoing reasons, an investment in the Company's securities is risky and purchasers should be aware that they might loose their entire investment.

     Prior to marketing any of the products, the Company must obtain regulatory approval from the United States Food and Drug Administration ("FDA") and Environmental Protection Agency ("EPA"). The Company is sufficiently funded for one year allowing it to complete the product development process, obtain EPA approval, and market ELEXA. However, the Company will seek additional financing through the private sale of restricted securities to investors, enter into joint venture, licensing or similar arrangements with large pharmaceutical companies to provide the funding necessary for additional activities. There can be no assurance that the Company will enter into any such arrangements, obtain the appropriate regulatory approvals, or develop, manufacture, market, or distribute commercially viable products.

     To date, the Company's activities have consisted primarily of research, development and testing. Such activities have resulted in accumulated losses at December 31, 1996. The Company anticipates that it will incur substantial losses in the foreseeable future as a result of its continued research. There are no assurances that the Company will be successful in completing its research and development, receive FDA approval, implement manufacturing operations and commercially market its human therapeutic products.

Business Objective

     The specific goal of the Company's business is to successfully develop, test and obtain FDA approval of its products for human use and EPA approval for ELEXA natural fungicide.

Glossary of Terms

Antigen A substance or entity, usually a protein, that induces the production of antibodies. The antigenicity of a compound depends on its structure and molecular weight.

Auto-immune disease A disease in which auto-immunity is one of the contributory factors. Such disease includes
                    Addison's disease and rheumatoid arthritis.

Cutaneous lesions   Skin lesions.

Extravasate         The process of passing out of a vessel into tissue.

Glycopeptide        A compound formed from a peptide covalently linked
                    to a carbohydrate.

Glycoprotein        Compounds in which carbohydrate side chains are
                    covalently linked to a protein. Common side chains include D-galactose, D-mannose and N-acetyl-
                    D-glucosamine. Cell surface glycoproteins play a role in cell recognition. Other biologically important glycoproteins include enzymes, hormones and antigens.

Granulomas          Nodular inflammatory lesions.

Homocytotropic
  Antibodies        Cells that have an affinity to like cells.

Humoral             Relating to extra cellular fluids in the body.

Ig (immunoglobulin) A protein of globulin type (usually gamma-
                    globulin) that possesses antibody activity.

Immune response     The events that occur in humans and other
                    vertebrate animals when the body is invaded by foreign protein. It is characterized by the production of antibodies and may be stimulated by an infectious organism or parasite (bacteria, yeast, fungi, protozoa, etc.), transplanted material, vaccine, sperm or even the host's own tissue.

Immunegenecity      The study of genetic aspects of the type and
                    formation of immunoglobulins (antibodies).

Interferon-gammma   Glycoprotein induced in different cell sites and
                    appropriate stimulus.

Interleukin-12      A protein synthesized and secreted by activated
                    macrophages that stimulates both immune and inflammatory responses. Over-production of interleukins can contribute to autoimmune disease such as rheumatoid arthritis and multiple sclerosis.

Lymphocyte          A white cell arising from tissue of the lymphoid
                    systems. There are two types of lymphocytes: B cells and T cells. These cells are capable of being stimulated by an antigen to produce a specific antibody to that antigen and to proliferate to produce a population of such antibody-producing cells.

Lymphokine          Any of a number of soluble physiologically active
                    factors produced by T lymphocyctes in response to specific antigens. Important in cell mediated immunity, lymphokins include interferon, macrophage arming factor, lymphocyte inhibition factor, macrophage inhibition factor, chemotactic factor and various cytotoxic factors.

Macrophage          A motile white cell type found in vertebrate
                    tissue, including connective tissue, the spleen, lymph nodes, liver, adrenal glands and pituitary, as well as, in the endothelial lining of blood vessels and the sinusoids of bone marrow, and in the monocytes. They display phagocytic activity and process antigens for presentation to lymphocytes, which then prepare antigen-specific antibodies.

Malignant           Cancerous tumor.

MAP Kinase protein  An enzyme that breaks down Microtubule Associate
                    Protein (protein that is inside cells - building material).

Microbes Members of one of the following classes: bacteria, fungi, algae, protozoa or viruses.

Microbial           Relates to microbes.

Neoplastic          Pertains to neoplasm (new tumor growth).

Nucleic acids       Either of two types of macromolecule (DNA or RNA)
                    formed by polymerization of neuleotides. Neuleic acids are found in all living cells and contain the information (genetic code) for transfer of genetic information from one generation to the next, as well as, for the expression of this information through protein synthesis.

Nude mice           Mice lacking an immune system.

Pathogenic          Descriptive of a substance or organism that
                    produces a disease.

Phosphate           A chemical group containing atoms of phosphorus
                    and oxygen.

Placebo An indifferent substance in the form of a medicine given for the suggestive effect.

Polyclonal antibody An antibody produced in the normal immune response to an antigen consisting of a number of closely related, but not identical, proteins. The variation in Polyclonal antibodies reflects the facts that they are formed by a number of different lymphocytes, in contrast to monoclonal antibodies which are formed by a clone of identical cells. Compare monoclonal antibody.

T-Cell A type of lymphocyte that matures in the thymus gland. These cells are responsible for the cellular immunity processes, such as direct cell binding to an antigen, thus destroying it. T lymphocytes also act as regulators of the immune response as helper T cells, or suppressor T cells.

Tyrosine One of the 20 common amino acids that occur in proteins. Tyrosine is a precursor of noradrenaline, adrenaline, melanin, thyroid hormone and various alkaloids.

Technical Background for International Gene Group, Inc. The Human
Therapeutic Subsidiary.

     The following is a summary of certain theories related to the Company's product development activities which are recognized in the scientific community.

Cell Recognition and Adhesion

     Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher.
 Previously, nucleic acids and proteins were recognized as the major classes of biological materials involved in cell recognition. Carbohydrates were not considered to be important in this intercellular interaction. Recently, however, it has been theorized that the majority of a cell's surface components contain carbohydrate structures on the cell which change characteristics as the cell develops, differentiates and sickens. While to the foregoing has been theorized, it has not been scientifically established that the foregoing is correct and there is no assurance that the foregoing will ever be
scientifically established.   The importance of carbohydrates in
cellular activity is underscored by studies showing that lectins (a class of proteins found on cancer cells) can combine with carbohydrates rapidly and selectively on the cell's surface membrane.

     The adhesive capabilities of carbohydrates and lectins to bind together were proven in a microbial adhesion study which serves as a model for other forms of carbohydrate mediated cell recognition. Because bacterial adhesion is so crucial to infection, medical researchers are studying carbohydrates that may selectively inhibit adhesion and act as molecular decoys, intercepting and binding to pathogenic bacteria before they reach their tissue target. In 1990, M. Mouricout showed that injections of glycopeptides taken from the blood plasma of cows can protect newborn calves from lethal doses of E. coli. The glycopeptides contain carbohydrates for which the E. coli bacteria have affinities. The E. coli bacteria attach themselves to the injected glycopeptides. The adhesion capabilities of the E. coli bacteria is greatly reduced once the adhesion molecules on the E. coli cell surface attach to the glycopeptides. This results in a measurable decrease in the ability of the bacteria to attach to the intestines of treated animals.

     The Company has incorporated the foregoing theory into its research on cell adhesion molecules and believes that cell adhesion plays a key role in other diseases as well, such as the spread of cancer cells throughout the body beginning at the primary tumor. For example, the carbohydrates recognized by a specific lectin appear on the cells of diverse tumors. It is theorized that some malignant cells recruit the adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. If so, anti-adhesive drugs will also be anti-metastatic drugs. While the foregoing has been theorized by the Company, it has not been scientifically established that the foregoing is correct and there is no assurance that the foregoing will ever be scientifically established.

Cancer Metastasis

     Metastasis is the transfer of neoplastic disease from one organ to another not directly connected with it. This is the process by which cancer spreads. Metastasis is the main cause of death for cancer patients. Surgical removal of the primary cancer tumor does not eliminate the threat of metastasis or the formation of additional cancer tumors. Surgical process may cause the release of metastatic cells into the blood stream.

     The process of metastasis is initiated by the detachment of tumor cells from the primary growth cell and is followed by their invasion of surrounding tissues via the blood vessels. Once in blood circulation, the tumor cells can travel to any and all of the body's distant organs where they can arrest, extravasate, and proliferate to form new tumor colonies. It is accepted that the metastatic ability of tumor cells is determined by unique cell properties and the ability to interact with other tissue and blood cells.

     A single isolated cancer tumor can be surgically removed.
However, once the cancer spreads to various organs, removal becomes difficult or impossible. The Company believes by preventing the ability of the cancer to metastasize, aggregate and form new tumor colonies, the number of cancer deaths can be reduced. The foregoing is based upon theory and there is no scientific evidence to support such theory. Moreover, since different types of cancer cells appear to share common "markers" which facilitate adhesion of infected cells, it is possible that a treatment which prevents cellular adhesion in one type of cancer (such as highly metastatic melanoma) could prove ineffective in other types of cancer.

Human Immunodeficiency Virus and AIDS

     The Human Immunodeficiency Virus (HIV), the virus that causes AIDS, is currently recognized as one of the principal threats to human health worldwide. HIV causes immune system dysfunction and permits the onset of infections, such as pneumonia, which are the principal causes of death.

     The immune system has two principal responses in the fight against infectious attacks. The first is the production of antibodies, protein molecules which latch onto and neutralize foreign invaders such as bacteria and viruses. Antibodies are believed to coat microbes in a way that make them palatable to macrophage, scavenger cells which destroy the invading cells. Each type of antibody acts on only a very specific target molecule, known as an antigen. Thus, antibodies designed to attack one type of infection are often ineffective against others.

     While antibodies are effective tools in the immunological system, they cannot provide full protection against infectious attack. Some diseases, such as tuberculosis, enter host cells before the antibodies have an opportunity to attack. The Company has theorized that in order to combat these invasions, the body also produces lymphocytes that originate in the thymus, known as the T-cells. The Company has further hypothesized that T cells recognize protein fragments on the surface of infected cells, including viruses and mutated molecules in cancer cells. The T-cells are believed to attack the infected cells and inhibit the spread of the foreign invader. T-cells also appear to act in concert with antibodies to lead the immunologic assault against infection and disease by stimulating antibodies into an active state and secreting lymphokines, molecules that promote antibody formation. The Company has accepted the foregoing hypothesis in developing its products, however, the foregoing has not been established by any scientific evidence and there is no assurance that the same will be established in the future.

     T-cells themselves are comprised of many populations two of which are: CD4 (or helper) T-cells and CD8 (or killer) T-cells. Activated CD4 T-cells produce large amounts of lymphokines to accelerate the division of other T-cells and to promote inflammation. Activated CD8 T-cells develop the capacity to punch holes in target cells and secrete chemicals that kill infected cells.

     The HIV virus is believed to bind to CD4 T-cells and deplete their number. The infectious characteristics of AIDS often set in after the CD4 T-cell count drops below 200 parts per cubic millimeter. Without the presence of sufficient CD4 T-cell counts, people with HIV are particularly susceptible to secondary or opportunistic diseases.

     Many theories, which have not been established by scientific data, exist to explain why the CD4 T-cell count shrinks in people with HIV. While it was originally thought that HIV decreases the number of CD4 T-cells by infecting and killing them, most researchers now believe the process is more complex. One theory suggests that the immune system maintains the quantity of all immune cells rather than creating specific cells that are lost. Under this theory, known as the homeostatic mechanism, it is believed that the immune system monitors the levels of T-cells and does not distinguish between those bearing the CD4 protein and those bearing CD8. Consequently, when CD4 T-cells die, the body detects the loss and causes the generation of new T-cells until the total T-cell count is back to normal. The immune system does that by producing both CD4 and CD8 T-cells. In effect, the addition of CD8 cells suppresses the production of new CD4 cells. As the virus continues to kill T-cells selectively and the immune system replaces them generically, the population of CD4 T-cells declines. Again, the Company has relied upon these theories in the development of its products. There is no assurance that any of the foregoing theories are scientifically correct, and accordingly, there is no assurance that any of the Company's products will function as believed by the Company.

PRODUCTS

Complex Carbohydrate Substance (GBC 590)

     Intracellular interactions play a key role in various steps of the metastatic process. The Company has designed a natural complex
carbohydrate glycoprotein (GBC 590).   The GBC 590 compound is designed
to recognize specific lectins which appear only on metastatic cells. The substance acts as a molecular decoy, which attaches to the metastatic cell and preventing the aggregation of the metastatic cells. The elimination of the metastatic cells to create an emboli, only single metastatic cells remain in the blood circulation. These individual cells marked with the carbohydrate molecule can then be destroyed by the body's immune system.

     The GBC 590 substance was used in a controlled experiment. The result of which were published in the Journal of the National Cancer Instate. The experiment resulted in a complete inhibition of metastatic mice melanoma cells in mice. Human melanoma cancer cells can also be inhibited by the GBC 590. No/No nude mice, which lack an immune system and can not reject human cells, were injected with metastatic human melanoma cells. The mice were subsequently injected with the GBC 590. One control group was injected with a placebo and the other with only the human melanoma cells. The results from the experiment showed no evidence of the presence of melanoma cancer or metastasis in the mice injected with the GBC 590 and human melanoma cells. The control mice injected only with the melanoma cells showed significant metastasis and numerous tumor colonies in the lungs. The tests were performed at the Michigan Department of Public Health in Lansing, Michigan.

     The Company's GBC 590 substance may be an effective tool in preventing metastasis. It appears that the substance could be particularly beneficial when administered to patients both prior to and following cancer surgery. In many cases when a primary cancer tumor is surgically removed metastatic cells are released to the blood stream, spreading the cancer throughout the body. By giving a patient the GBC 590 prior to and following the operation, the threat of spreading the cancer by releasing the metastatic cells into the blood stream may be reduced or eliminated.

     In February 1995, in independent research paper was published in the JNCI. The study used a compound similar to the Company's GBC 590 substance. The study showed almost 100% elimination of prostate cancer metastases in rats. These independent scientific results indicates that many forms of cancer may produce metastatic cells with the same markers to which the Company's substance derived from the Complex carbohydrate attaches. As a result, while the substance has only been tested on melanoma and prostate cancer in animals, the product may or may not have an application in treating other cell lines as well.

     There are no assurances that injection with the Company's GBC 590 substance will prove effective in reducing or eliminating the spread of cancer and that there have not been any studies or tests conducted to support such intended effect.

Micro-organism (MMS-1)

     The Company's Micro-organism Substance (MMS-1) has demonstrated immune system stimulation. The substance active CD4 T cells and other known immune system defense mechanism. Recent testing with MMS-1 also demonstrated an increase of interferon gamma, a known immune modulator which has demonstrated the ability to kill viruses and increase lymphocyte activity when elevated. The tests to detect the level of interferon were performed and repeated three times by a contract lab at Wayne State University in Detroit. Interferon gamma is currently in clinical trial by other companies to prolong live of AIDS patients.

     In addition, MMS-1 is in tests at the University of Kentucky on genetically engineered immune deficient mice, an approved model used in Aids research known as Murine Acquired Immune Deficiency Syndrome (MAIDS). The experiment will be conducted to evaluate the effect of the substance at different stages of viral infection and to see the effect of continued injections. The results of the experiment will be published in major scientific journal.

     However, successful completion of the experiment in MAIDS model will not indicate successes in human trail to reduce the HIV in humans by activate the immune system and that there have not been any studies or tests conducted to support such intended effect by the MMS-1 immuno-stimolator.

Micro-organism (MMS-2)

     MMS-2 has demonstrated the ability to inhibit metastasis in No/No nude mice (Mice without an active immune system so they will not reject human cells) injected with human melanoma cells. The test was performed according to a research article in the International Journal Cancer, 1991. Two groups of mice were injected intravenously with melanoma human cancer cells. The test group was injected twice a week with MMS-2. After 35 days group 1 was compared to test group 2 with respect to tumor growth using the Wilcoxon Rank Sum Text. Multiple comparisons were made across 5 days using Bonferroni's rule. The test was conducted at an overall significance level of 0.05. MMS-1 significantly reduce the amount of cancer cells in the mice's lungs.

     The Company is studying the results of its laboratory experiments to determine the reason for the unique immunological response triggered in these animals studies. However, there are no assurances that injection with the Company's GBC 590 substance will prove effective in reducing or eliminating the spread of cancer and that there have not been any studies or tests conducted to support such intended effect.

Research

     Research efforts will continue on the Complex Carbohydrate and Micro-organism Substances to establish efficacy, and identify the processes involved in carbohydrate based cellular interactions and immune system modulation and stimulation. The Company intends to conduct research at a leased facility. As of the date hereof, the Company has not leased any facility and there is no assurance that any facility will be leased in the future. Additional research needs include experiments to complete the structural identification of the Company's products. This research is important for intellectual property protection, required for FDA approval and to gain a better understanding of the responses triggered by the substances.

     The Company is presently conducting research on a contract or collaboration basis with many institutions throughout the world.

     The Company intends to continue research in select areas on a contract basis. In doing so, it will be able to consult with experts in particular fields who have state of the art facilities and trained personnel. All such research will continue to be conducted under strict confidentiality agreements which prohibit use and disclosure of the Company's products and prohibit publication of findings without the consent of the Company.

Agrichemical Technical Background Agricultural Glycosystems, Inc. Plant Health Subsidiary.

     The Company is commercializing products designed to improve a plant's natural ability to resist disease. This approach is innovative in contrast with the traditional fungicide chemicals which are toxins that function as agents to kill fungus directly. These new carbohydrate compounds are favorable since they are known to have low toxicity and have very little impact on the environment.

     The Company's lead product, ELEXA, has been designed to inhibit fungal infections in a variety of plant species. ELEXA is a complex carbohydrate that has significantly reduced fungal infection in greenhouse and field studies without adversely impacting the plant under test.

     Results from greenhouse experiments demonstrate that ELEXA is highly effective in controlling fungal diseases on cucumber, rice, potato and tomato plants. The Company has also initiated multiple field tests on grapes, tomatoes, potatoes, rice and other vegetable crops to confirm ELEXA's efficacy under normal growing conditions. These preliminary results also demonstrate very encouraging protection levels. The results of field trials on grapes in particular showed that ELEXA can provide a level of protection against fungal infestation equal to or greater than that provided by a commonly used commercial fungicide. An application for fungicide registration has been submitted and accepted by the EPA, with approval anticipated in late 1997.

     Fungicides are used to control fungi appearance and damage to foliage, crops, plants, roots and in post-harvest storage of fruits and vegetables. The world market for fungicides is estimated to be approximately $6 billion.

     The Company, together with the Governmental of Israel (Volcani Institute), has identified a specific carbohydrate compound that induces the natural response that allows a plant to resist disease. This proprietary and patent pending technology has significance for the following reasons:

     *    it is effective without toxic effects to the plant;
     * many plants have developed resistance to current chemical fungicides;
     * because it stimulates the plant, resistance should be minimized;
     * many existing chemical fungicides have potential toxic effects.

     This proprietary technology induces the plants' defense responses, which include:

     * the synthesis and accumulation of anti-microbial phytoalexins;

     * the production of enzymes capable of attacking surface polymers of pathogens;

     * the synthesis of proteins that inhibit degradative enzymes produced by pathogens;

     *    the modification of plant cell walls.

     The active components which induce defense responses in plants are commonly referred to as "elicitors." ELEXA is a "carbohydrate elicitor" capable of inducing one or more plant defense responses.

     The mechanisms by which ELEXA induces the various defense responses in plant cells remain partially unknown. Recent research has demonstrated that ELEXA induces several rapid responses at the plant cell surface that may be part of the signal transduction pathway.

     The Company has an agreement with the Volcani Institute to co-develop new agricultural products such as naturally derived, non-toxic insecticides, as well as, safe and effective products for the home and garden. The Company believes that ELEXA has the potential to achieve a dominant position in both the post-harvest and home and garden markets in the light of preliminary data which suggest that the product controls fungal disease on post-harvest applications. In addition, ELEXA will have appeal to consumers who are demanding less toxic products for their home and garden use.

ELEXA (previously AGI 02-105F)

     The Company's lead product, ELEXA, is a complex carbohydrate which has been developed in conjunction with the Israeli Government's Agricultural Research Organization Volcani Institute to inhibit fungal infections in a variety of plants, fruits and vegetables. A number of field studies have been undertaken in which the compound has been shown to be highly effective in controlling disease without adversely impacting the plants. The field studies were conducted by commercial growers, on a variety of high value crops including tomatoes, peppers, lettuce, strawberries and broccoli. Plants treated with ELEXA achieved maximum yields.

     The result of additional studies conducted by the Volcani Institute were announced in September 1996. Undertaken in greenhouse conditions, they demonstrated that ELEXA was highly effective in controlling fungal diseases on cucumber, potato and tomato plants. Seven days after treatment with a 0.1 per cent solution of ELEXA, approximately 90 per cent of the crops were free of disease compared with zero per cent for the non-treated control plants. ELEXA was successfully tested against botrytis cinerea, downy mildew, phytophthora infestans, coletotrichum spp. and pythium spp. Multiple field tests have been initiated on grapes, tomatoes, potatoes, rice and other vegetable crops to confirm ELEXA's efficacy under normal growing conditions.

     In January 1997, the Company announced results of several recently completed independent field test conducted on ELEXA. The results strongly suggested that ELEXA can control damaging fungal diseases on rice, cucumbers and potatoes. The results also confirmed the previously announced positive results on controlling fungi on treated grape vines as described below. The studies demonstrated the ELEXA can provide a level of protection against fungal infestation equal to or greater than the protection provided by a commonly used commercial chemical fungicide.

     The independent field test on grapes, the results of which were published in October 1996, demonstrated ELEXA's efficacy in preventing fungal attack on treated grape vines in a commercial Californian vineyard. In this study, conducted under EPA Good Laboratory Practice Standards, one-third of the grape vines were treated with a 0.1 per cent concentration of ELEXA, one-third were treated with a commercial fungicide frequently used to protect grapes from fungal attack, and one-third remained untreated. After treatment, about 10.4 per cent of the untreated grapes showed botrytis infection, a serious fungal disease, compared with only 1.6 per cent of the vines treated with ELEXA. About 2.5 per cent of the vines treated with the commercial chemical fungicide were infected with botrytis. This study demonstrated that ELEXA can provide a level of protection against fungal infestation equal to the protection provided by a commonly used commercial chemical fungicide.

     In January 1996, the Company entered into an exclusive worldwide licensing agreement with the Volcani Institute to commercialize ELEXA. The Company is currently in the process of seeking regulatory approval from the EPA. Production procedures have been scaled-up to meet the demands projected for the next few years. Concurrently, the Company plans to collaborate with major, multi-national chemical corporations that can assist in expediting field and toxicity studies on the compound in relation to crops such as wheat, soybeans, cotton, peanuts and rice.

Manufacturing

     The Company intends to retain exclusive responsibility for product manufacturing in order to protect the integrity of the products and to generate additional revenue, regardless of whether the products are licensed or distributed directly by the Company. The Company has identified several contract manufacturers as having suitable facilities for manufacturing large quantities of the GBC 590, MMS-1, MMS-2 and ELEXA.

     The Microorganism Substances are naturally occurring. The raw materials are used as base components in a number of drug products and are commercially available nationally and internationally. With the proper equipment, the substances can also be produced through fermentation, thereby eliminating the need to purchase the raw materials.

     The raw materials used to manufacture ELEXA are inexpensive and commercially available in abundant supply, both nationally and internationally. The manufacturing process used in produce these products involves a series of processing steps and separations.

     The Company has not entered into any manufacturing agreement for any of its compounds, and there is no assurance that any agreements will be entered into in the future. The contract manufacturers schedule time in their plant upon notice from the Company of needed production.

Government Regulation

     The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of medical treatments. Most of the Company's products will be subject to regulation as therapeutics by the United States Food and Drug Administration ("FDA"), Environmental Protection Agency ("EPA"), as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA and EPA regulations regarding the manufacture and marketing of the Company's products, the Company may incur substantial costs relating to laboratory and clinical testing of new products and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company will receive FDA approval necessary to commercially market its products and that if the Company is successful it will encounter delays in bringing its new products to market as a result of being required by the FDA to conduct and document additional investigations of product safety and effectiveness.

Federal Drug Administration Regulation

     The FDA approved process consists of four steps that all new drugs, antibiotics and biologicals must follow, they are:

     1.   investigational new drug application (IND)
     2.   clinical trials
     3.   new drug application (review and approval)
     4.   post-marketing surveys

     On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatment. The Company believes that its products will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for cancer metastasis and HIV and are non-toxic and no treatment exists to effectively prolong the life of people once their cancer has metastasized.

Federal Drug Administration Regulation

     The FDA approved process consists of four steps that all new drugs, antibiotics and biologicals must follow, they are:

     1.   investigational new drug application (IND)
     2.   clinical trials
     3.   new drug application (review and approval)
     4.   post-marketing surveys

     On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatment. The Company believes that its products will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for cancer metastasis and HIV and are non-toxic and no treatment exists to effectively prolong the life of people once their cancer has metastasized.

     The Company believes that the first step in the approval process, IND approval, will take approximately six (6) months. The Company will provide the FDA with the results of laboratory and animal research and a comprehensive clinical trial program for the NCCG, MMS-1 and MMS-2 substances. The Company anticipates filing its IND for all of its products within the next six months.

     Upon successful completion of the IND phase, the Company will be permitted to commence large scale clinical trials with its substances. Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. The Company, in conjunction with its FDA consultant, will select key physicians and hospitals to actively conduct these studies. Phase I clinical trials will be concerned primarily with learning more about the safety of the drug, though they may also provide some information about the safety of the drug, though they may also provide some information about effectiveness. Phase I testing is normally performed on healthy volunteers although for drugs directed at HIV/AIDS and cancer, testing on infected people is permitted. The test subjects are paid to submit to a variety of tests to learn what happens to a drug in the human body; how it is absorbed, metabolized and excreted, what effect it has on various organs and tissues; and what side effects occur as the dosages are increased. The principal objective is to determine the drugs' toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking six months to one year to complete.

     Assuming the results of Phase I testing present no toxic or unacceptable safety problems, Phase II trials may begin. In many cases Phase II trials may commence before all the Phase I trials are completely evaluated if the disease is life threatening and preliminary toxicity data in Phase I shows no toxic side effects. In life threatening disease, Phase I and Phase II trials are sometimes combined to show initial toxicity and efficacy in a shorter period of time. The primary objective of this stage of clinical testing is designed to show whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take several months or longer and involve a few hundred patients in randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo. The cost per patient is estimated at $10,000.

     At the conclusion of Phase II trials, the FDA and the Company will have a clear understanding of the short-term safety and effectiveness of the drugs and their optimal dosage levels. Phase III clinical trials will generally begin after the results of Phase II are evaluated. The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. Phase III trials will involve hundreds, and sometimes thousands, of people with the objective of expanding on the research carried out in Phase II. An objective would be to discover optimum dose rates and schedules, less common or even rare side effects, adverse reactions, and generate information that will be incorporated into the drugs' professional labeling, as well as, the FDA-approved guidelines to physicians and others about how to properly use the drug.

     Patient estimates for each phase of the clinical trial process are as follows:

Application         Phase I   Phase II  Phase III
     Cancer
          GBC 590   36        200       1,000
          MMS-2     20        200       1,000
     HIV/AIDS
          MMS-1     20        200       1,000

          TOTAL     60        600       3,000

     The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submittal and approval. In this step, all the information generated by the clinical trials will be received and if successful, the drug will be approved for marketing.

     The final step is the random surveillance or surveys of patients being treated with the drug to determine its long-term effects. This has no effect on the marketing of the drug unless highly toxic conditions arise. The time required to complete the above procedures averages seven years, however, there is no assurance that the Company will ever receive FDA approval of any of its products.

     The regulatory process for ELEXA the plant fungicide product of the subsidiary, Agricultural Glycosystems, Inc. is well underway. The testing and documentation required by the Environmental Protection Agency (EPA) to market this product was submitted in December 1996.
The nature of the chemistry and low toxicity of ELEXA, should result in an expedited approval for marketing. The Company's anticipates that this approval will be granted in late 1997. However, there are no assurances that the EPA will grant approval without asking for additional information.

Competition

     The Company will encounter significant competition from firms currently engaged in the biotechnology and agrichemical industries.
The majority of these companies will be substantially larger than the Company, and have substantially greater resources and operating histories. The Company is aware of other competitors seeking cures for cancer and HIV, however, the Company is not aware of any competitors seeking to produce the same products as the Company.

Product Liability Exposure

     Because many of the Company's products may be used on human patients, the Company may be exposed to product liability claims. The Company has purchased product liability insurance for the GBC 590 Phase I Clinical trials. There can be no assurance that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim.

Patent Status and Protection of Proprietary Technology

     The Company currently holds a patent on MMS-1, registered trademarks and additional patents are pending on its technology, products or product applications. Dr. Platt will own all patents and patent applications. Dr. Platt has granted an exclusive, world-wide, license to IGG to make, use, have made, sell, lease or otherwise transfer products covered by the patent or patent applications. Further, Dr. Platt granted to IGG the right to issue sublicenses. Dr. Platt is entitled to a royalty of 2% of the net selling price of GBC 590 and MMS-1. The license may be terminated by Dr. Platt in the sixth year if total royalty payments, in any calendar year are less than $50,000. Because all products may require more than six years for FDA approval, the license may be terminated prior to the sale of any products, the granting of FDA approval, or the granting of any patents. Further, IGG is responsible for payment of all costs connected with obtaining the patents. ELEXA patents are owned by Volcani Institute which granted an exclusive license to AGI, a subsidiary of the Company. All products except for MMS-1 are patent pending. The absence of patent and trademark protection represents a risk in that the Company is not able to prevent other companies from developing similar products. In addition, there can be no assurance that the technology of the Company will be granted patent protection, or will not infringe on patents owned by others. To the extent that the Company currently relies upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentially agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. There is no assurance that any patents will ever be granted.

Dependence Upon Key Personnel

     The Company relies greatly in its efforts on the services and expertise of David Platt, Ph.D., CEO, Secretary and Chairman of the Board of the Company. The operation and future success of the Company would be adversely affected in the event that David Platt is incapacitated or the Company otherwise loses his services.

Uncertainties Associated with Research and Development Activities

     The Company intends to continue its research and development activities on its products and for the purpose of developing proprietary products. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. If research and development requires more funding than anticipated, the Company may have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Marketing

     Assuming the Company is able to obtain EPA and FDA approval of its products, it intends to market the same through partnership agreements with established multinational companies. Partners will be selected on the basis of experience and the degree of financial success they exhibit in the industry. There are no assurances that the Company will obtain EPA or FDA approval for its products and there are no assurances that the Company will be successful in entering into agreements with established multinational companies.

Company's Office

     The Company's offices are located at One Kendall Square Building 300, Suite 202, Cambridge, Massachusetts 02139 and its telephone number is (617) 621-3133. The Company leases 1,810 square feet of space.
The annual base rental is $27,150.00 and the term of the lease is two years. The lease rent is subject to adjustment upon the occurrence of certain events. Research is being conducted at various institutions. See "ITEM 1. Business." The Company believes that the existing offices and research and productive capacity of the facilities are suitable and adequate for the Company's operations. However, the office may be expanded in 1997.

Employees

     The Company is a development stage company and currently has one employee (office staff) other than its Officers and Directors. See "Management." Management of the Company expects to hire employees, consultants, attorneys and accountants as necessary.


ITEM 2.  PROPERTIES.

     The Company's offices are located at One Kendall Square Building 300, Suite 202, Cambridge, Massachusetts 02139 and its telephone number is (617) 621-3133. The Company leases 1,810 square feet of space.
The annual base rental is $27,150.00 and the term of the lease is two years. The lease rent is subject to adjustment upon the occurrence of certain events. Research is being conducted at various institutions. See "ITEM 1. Business." The Company believes that the existing and research and productive capacity of the facilities are suitable and adequate for the Company's operations. However, the office may be expanded in 1997.


ITEM 3.  LEGAL PROCEEDINGS.

     No material legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.



                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS.

(a)  Market Information.

     The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low bid of Registrant's Common Stock since August 14, 1995, when the Registrant's securities began trading.

          Quarter Ended                  BID
     1995                          High      Low
          September 30             1 3/4       5/8
          December 31              3 1/4     1 5/8
     1996
          March 31                 4 7/8     3 1/2
          June 30                  4         2 1/2
          September 30             3 1/2     1 3/4
          December 31              3 7/8     2 3/4
     1997
          First Quarter            6 1/4     3 3/8

(b)  Holders.

     As of March 31, 1997, the Company has 270 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of shareholder is estimated to be approximately 800.

(c)  Dividends.

     The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Consolidated Financial Data

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Registration Statement. The information shown below may not be indicative of the Company's future results of operations.

                                                December 31,
                              1996           1995           1994

Statement of Operations and Accumulated Deficit Data:

Income                        $       -0-    $      -0-     $      -0-
Operating Expenses            $ 2,300,147    $  675,833     $  168,347
Net Income (loss)             $(2,300,147)   $ (675,833)    $ (168,347)
Net Loss per Share            $     (0.20)   $    (0.09)    $    (0.03)

Balance Sheet Data:
Working Capital               $   272,315    $(289,948)     $(102,338)
Total Assets                  $   488,839    $ 308,337      $  23,278
Long-term Debt                $       -0-    $     -0-      $    -0-
Stockholders'
  Equity (Deficit)            $   298,091    $(270,941)     $ (98,452)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

     As a development stage enterprise from the Company's date of inception, the Company has had no production, marketing, product sales or net income. Operations from inception through December 31, 1996 have consisted principally of research, product development and testing, and capital acquisition.

     In the years prior to 1996, the Company's operations were primarily funded by sales of its common stock during 1995 and 1994, and by personal loans and capital from the Company's two founders during 1993.

     On March 7, 1995, the Company completed a reverse acquisition, wherein the majority shareholders in International Gene Group, Inc. transferred their stock to Alvarada, Inc. for majority control of the Company. Subsequent to this combination, Alvarada, Inc. changed its name to IGG International, Inc. As part of this transaction, $400,000 in debt securities were privately placed, resulting in net proceeds in excess of $360,000 for operating needs. In the three months preceding this transaction, Alvarada, Inc. had raised the $400,000 from a private placement offering of eight "investment units," which consisted of $400,000 of one-year promissory notes together with a block of common stock shares. The proceeds raised from the private placement were escrowed and released to the Company after the reverse acquisition.

     The Company had the option of extending the maturity date on these Promissory Notes until January 1, 1997 or converting these notes to common stock within the same time frame. While the Company is required to repay most of these notes under certain circumstances if it completes an equity offering, the aforementioned option provides the

Company with some flexibility in handling its only loans of material consequences. During 1996, the Company converted $310,000 of these notes to 248,000 shares of common stock at the rate of $1.25 per share. Also, the Company converted $30,746 in accrued interest on these notes to 24,597 shares of common stock at the rate of $1.25 per share. The remaining notes' balance of $90,000 was paid in cash during 1996.

     The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development. During the year ended December 31, 1996, the Company raised $1,999,581 additional capital through the sale of 1,332,431 shares of common stock. During the year ended December 31, 1995, the Company raised $507,166 additional capital through the sale of 336,491 shares of common stock. As of March 27, 1997, the Company had raised an additional $1,800,000 in capital through the sale of its common stock in the first three months of 1997, including $2,100,000 raised as part of a private placement during late 1996 and early 1997. Included in the additional capital raised by the Company in 1995 and 1996 was the sale of 684,874 shares of common stock with a total subscription price of $815,000.

     The majority of the funds raised have been or will be used for the funding of toxicity studies, clinical testing and addition field testing on the compounds under development by International Gene Group, Inc. and Agricultural Glycosystems, Inc. Once the toxicity studies are completed, the major expenses anticipated by the Company are associated with regulatory procedures for human clinical testing of the Company's products, including consulting fees, and general and administrative expenses. In addition, positive field study results will lead to marketing expenses for ELEXA, the fungicide produced by Agricultural Glycosystems, Inc.

     The Company has completed pre-clinical studies on its cancer metastasis product, GBC-590, and has begun Phase I human clinical trials in cancer patients at two testing centers in the United States,
M. D. Anderson Hospital in Houston Texas and Graduate Hospital in Philadelphia, Pennsylvania. Regarding a second product, MMS-1, an experiment conducted by the University of Kentucky during 1996 proved the possible effectiveness of the compound as a potential treatment for HIV. Animal studies of MMS-1 are expected to continue during 1997 and clinical testing is currently expected in the first quarter of 1998. The Company has allocated from current and future available funds $1,700,000 for further research and development of the associated products. The Company will explore new applications of its products and continue research on additional products based on carbohydrate chemistry currently under development.

     The Company's subsidiary, Agricultural Glycosystems, Inc. (AGI), is developing a natural fungicide and, having completed initial successful field studies, will continue further field testing on various plant species and diseases. This fungicide, which is known as ELEXA, has proven to be effective in the field, without problems with toxicity. During 1996, the Company completed toxicity tests based on protocols designed to satisfy the EPA. The Company currently expects the EPA registration process to be completed in late 1997 or early 1998. Product marketing, contingent upon EPA approval, is expected to begin as early as the fourth quarter of 1997. The Company has allocated from current and future available funds $1,700,000 for further research and development on AGI's natural fungicide product for the next two years. The Company is also pursuing registrations in other countries. This product, ELEXA, may be fully register and approved for sale in Chile in late 1997.

     On December 29, 1995, AGI entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year, AGI will pay $327,000 and in the following four years $332,000, $314,000, $300,000 and $300,000, respectively. This agreement will be effective until the patents using the licensed technology have expired or the agreement is terminated by the parties involved. The funding of the first two years of the required research and development program is included in the aforementioned budgets. The Company paid $30,000 of the first year's payment in 1995, and an additional $297,000 in 1996. The Company has paid $100,000 in early 1997.

     Apart from the previously mentioned promissory notes, the Company's only other significant liability is accrued legal fees, including fees assessed by one firm of $111,635 during 1994. The Company's management believes that these charges are improper, excessive and will be settled for a small fraction of the amount stated.

     The Company's balance sheet shows significant negative working capital for the year ended December 31, 1995. While not an unusual status for working capital in a development stage enterprise, this situation is expected to be alleviated by additional shareholders' capital raised subsequent to December 31, 1995, conversion of promissory notes to common stock, and the ultimate settlement of the aforementioned legal fees at an amount less than that currently recorded.

     As of December 31, 1996 the Company's current assets were $463,063. This results in net working capital in excess of $270,000. Cash in banks totaled $444,661 of the current assets with an additional $1,100,000 being received in January and February 1997 as part of a Private Placement Offering and another $1,000,000 received from a Regulation S investment.

Capital Resources and Liquidity

     The need for sustained funding of the current research and development programs drives the Company's efforts to raise additional capital from qualified investors. The Company expects to privately place additional common stock over the next year. A large portion of the funds from future offerings will be used to complete the Company's Phase I and II clinical studies on GBC-590 cancer treatment. In addition the Company will conduct pre-clinical and clinical studies on other human therapeutic products. AGI's natural fungicide, ELEXA, will constitute the bulk of the Company's research and development operations, and should ultimately enable the Company to produce and market its products.

     The Company's cancer metastasis product, now referred to as GBC-590, has completed animal toxicity testing in 1996, and has received
FDA approval as an investigative new drug in  1996.  The clinical Phase
I test sites have been selected and testing of the drug in humans began in March 1997. The Company's HIV product, MMS-1, finished animal studies at the University of Kentucky in 1996, and additional studies began in primates in the first quarter of 1997.

     Pending the successful completion of the phase one and two clinical studies on humans and the initiation of fungicide sales, the Company is conducting an additional private offering of its equity securities during 1997. The proceeds from this offering are expected to fund the marketing and licensing of the products under development, clinical studies, additional pre-clinical and field research and the Company's working capital needs. The Company is pursuing a European private offering of preferred or common stock during 1997, as well.

     The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company is leasing office facilities under a two-year lease terminating in August 1997. The first year of the lease was prepaid and the future payments on the second year of the lease in 1996 and 1997 are expected to total $34,820.

     The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from shareholders or other sources.

Inflation and Changing Prices

     To date, the impacts of inflation and changing prices on the Company's operations have been minimal. The Company is currently testing it products in the United States and Israel in accordance with royalty and research agreements already in effect. During the research and development phase of operations to satisfy regulatory requirements for the products under development, the Company expects that inflationary pressures in both countries will be minimal. The Company is also beginning to explore European markets and has minimal funds in foreign bank accounts.

     In the future, the Company will attempt to minimize the impact of inflation on production and operating costs through quality and productivity improvement programs. While the Company is in the pre-production stage of operations, it is not particularly affected by inflation.

Going Concern Qualification

     The auditors of the consolidated financial statements of the Company have stated that the financial statements have been prepared on a going-concern basis for the years ended December 31, 1995 and 1996. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1996 resulted in a net loss of $2,300,147. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

     The Company will continue to raise additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development.

     The Company's management believes that the human clinical testing and field testing of its products during 1996 have proven their efficacy and marketability, thereby facilitating the acquisition of funds needed for continued operations from the sale of equity securities to the public. The Company believes it will have ELEXA as a marketable product, with sales beginning in either the United States or Chile no later than the first quarter of 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data begin on the next page.

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)



                          TABLE OF CONTENTS

                                                       PAGE

ACCOUNTANTS REVIEW REPORT                               F-1

CONSOLIDATED BALANCE SHEETS                             F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                   F-4

STATEMENT OF SHAREHOLDERS' EQUITY                       F-5 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS                   F-8 - F-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-11 - F-22

Board of Directors
IGG International, Inc.
Cambridge, Massachusetts

                     Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of IGG International, Inc. (a development stage enterprise) as of December 31, 1995, and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1994, 1995, and 1996 and for the period from December 8, 1992 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGG International, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1994, 1995 and 1996, and for the period ended December 8, 1992 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,300,147 during the year ended December 31, 1996. As discussed in Note 1, this condition raises substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 27, 1997

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED BALANCE SHEETS

                                   December 31,        December 31,
                                   1995                1996
ASSETS

CURRENT ASSETS
    Cash                           $ 250,490           $ 444,661
    Prepaid rent                      28,052               6,134
    Other                             10,788              12,268
                                   _________           _________
TOTAL CURRENT ASSETS                 289,330             463,063

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation            16,810              23,987

OTHER ASSETS
    Deposits                           2,197               1,789
                                   _________           _________
TOTAL ASSETS                       $ 308,337           $ 488,839
                                   =========           =========























        The accompanying notes are an integral part of these consolidated financial statements.

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED BALANCE SHEETS

                                   December 31,   December 31,
                                   1995           1996
LIABILITIES AND SHAREHOLDERS
  EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable               $   9,011      $   62,648
    Professional fees payable        136,297         128,100
    Accrued interest                  33,970              -
    Notes payable to
      shareholders, net              400,000              -
                                   _________      __________
TOTAL CURRENT LIABILITIES            579,278         190,748
                                   _________      __________
COMMITMENTS AND CONTINGENCIES             -               -
MINORITY STOCK INTERESTS                  -               -
SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred stock,
      $.01 par value,
      5,000,000 shares
      authorized; no shares
      issued and outstanding              -               -
    Common stock, $.01 par
      value, 25,000,000
      shares authorized;
      7,507,491 shares, and
      9,462,641 shares issued
      and outstanding at
      December 31, 1995,
      and 1996, respectively          75,075          94,626
    Additional paid-in capital       536,246       3,082,822
    Stock options and warrants            -          303,052
    Deficit accumulated during
      development stage             (882,262)     (3,182,409)
                                   _________      __________
TOTAL SHAREHOLDERS' EQUITY
  (DEFICIT)                         (270,941)        298,091
                                   _________      __________
TOTAL LIABILITIES AND SHARE-
  HOLDERS' EQUITY (DEFICIT)        $ 308,337      $  488,839
                                   =========      ==========




 The accompanying notes are an integral part of these consolidated financial statements.
                                 F-3

(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Operations have been formatted to fit across two pages. This is page 1 of page 2.)

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Year Ended     Year Ended
                                   December 31,   December 31,
                                   1994           1995

REVENUES                           $       -      $       -
                                   __________     __________
GENERAL AND
  ADMINISTRATIVE EXPENSES
    Professional fees                 134,185         83,832
    Officers' salaries                     -         115,000
    Depreciation                        1,901          3,201
    Amortization-debt
      issuance costs                       -          31,697
    Other                              26,602        258,596
                                   __________     __________
Total                                 162,688        492,326
                                   __________     __________
RESEARCH AND
  DEVELOPMENT COSTS
    Consultants, supplies
      and testing                       5,451        154,495
                                   __________     __________
OPERATING LOSS                       (168,139)      (646,821)
                                   __________     __________
OTHER INCOME (EXPENSES)
    Interest expense                     (225)       (35,970)
    Interest income                       17           6,958
    Loss on disposal of assets            -              -
                                   __________     __________
Total other income(expenses)             (208)       (29,012)
                                   __________     __________
NET LOSS                           $ (168,347)    $ (675,833)
                                   ==========     ==========
NET LOSS PER COMMON SHARE          $    (0.03)    $    (0.09)
                                   ==========     ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           5,779,699      7,290,615
                                   ==========     ==========



 The accompanying notes are an integral part of these consolidated financial statements.

(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Operations have been formatted to fit across two pages.
This is page 2 of page 2.)

                    Period from
                    December 8, 1992
                    (inception)
     Year Ended     through
     December 31,   December 31,
     1996           1996
     $        -     $        -
     ___________    ___________



         179,609        404,438
         222,200        337,200
          10,740         16,906
              -          31,697
         705,576      1,012,743
     ___________    ___________
       1,118,125      1,802,984




       1,045,027      1,263,210
     ___________    ___________
      (2,213,152)    (3,066,194)
     ___________    ___________

        (103,517)      (139,712)
          18,289         25,264
          (1,767)        (1,767)
     ___________    ___________

         (86,995)      (116,215)
     ___________    ___________
     $(2,300,147)   $(3,182,409)
     ===========    ===========
     $     (0.26)   $     (0.57)
     ===========    ===========

       8,700,146      5,545,332
     ===========    ===========


(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Shareholders' Equity have been formatted to fit across two pages. This is page 1 of page 2.)

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended December 31, 1996,
                and from December 8, 1992 (inception)

                                        Common Stock
                                   Number
                                   of shares      Amount
Balances - December 8, 1992                 -     $       -
   Issuance of shares to officers in
     consideration of services provided
     and additional cash contributed
     during 1993, net average cost
     of $.076 per share                578,165         5,782
   Net loss for the year ended
     December 31, 1993                      -             -
                                   ___________    __________
Balances - December 31, 1993           578,165         5,782

   Common stock issued for cash
     at $.244 per share                 40,916           409
   Common stock issued for
     recruiting a director with
     cash paid of $.001 per share      200,134         2,001
   Cash paid by shareholders
     for a minority interest in
     International Gene Group, Inc.
     prior to the reverse
     acquisition of Alvarada Inc.           -             -
   Shares issued in 9-for-1 stock
     dividend to shareholders as
     of January 1, 1994              5,001,871        50,019
   Additional paid-in capital from
     original shareholders during
     the year                               -             -
   Net loss for the year ended
     December 31, 1994                      -             -
                                   ___________    __________
Balances - December 31, 1994         5,821,086    $   58,211
                                   ___________    ___________


 The accompanying notes are an integral part of these consolidated financial statements.
                                 F-5


(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Shareholders' Equity have been formatted to fit across two pages.  This is page 2 of page 2.)
                              Deficit
               Stock          Accumulated    Total
Additional     Options        During the     Shareholders'
Paid-in        and            Development       Equity
Capital        Warrants       Stage          (Deficit)
$      -       $      -       $       -      $         -




   37,905             -               -            43,687

       -              -          (38,082)         (38,082)
_________      _________      __________     ____________
   37,905             -          (38,082)           5,605


    9,591             -               -            10,000


   (1,801)            -               -               200




   52,500             -               -            52,500


  (50,019)            -               -                -


    1,590             -               -             1,590

       -              -         (168,347)        (168,347)
_________      _________      __________     ____________
$  49,766      $      -       $ (206,429)    $    (98,452)
_________      _________      __________     ____________



(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Shareholders' Equity have been formatted to fit across two pages. This is page 1 of page 2.)

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended December 31, 1996,
                and from December 8, 1992 (inception)

                                             Common Stock
                                        Number
                                        of shares      Amount
Balances - December 31, 1994
     (carryforward)                      5,821,086     $  58,211

   Recapitalization of the Company
     through the reverse
     acquisition of Alvarada, Inc.       1,349,914        13,499
   Common stock issued for cash at
     $2.50 per share, net of costs
     of $7,500                              88,200           882
   Common stock issued for cash at
     $1.19 to $1.25 per share, net
     of costs of $2,500                    248,291         2,483
   Net loss for the year ended
     December 31, 1995                          -             -
                                        __________     _________
Balances - December 31, 1995             7,507,491        75,075
                                        __________     _________

   Common stock issued for the
     conversion of notes payable
     at $1.25 per share,
     including accrued interest            272,596         2,726
   Common stock issued to extend
     notes payable at one share
     per $5.00 of note, valued
     at $1.25 per share                     80,000           800
   Common stock issued for services
     valued at $2.00 per share               2,400           24
                                        __________     _________
Balances - December 31, 1996             7,862,487     $  78,625
     (carryforward)                     __________     _________


 The accompanying notes are an integral part of these consolidated financial statements.



(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Shareholders' Equity have been formatted to fit across two pages. This is page 2 of page 2.)



                              Deficit
               Stock          Accumulated    Total
Additional     Options        During the     Shareholders'
Paid-in        and            Development    Equity
Capital        Warrants       Stage          (Deficit)


$  49,766             -       $  (206,429)   $  (98,452)



  (17,321)            -                -         (3,822)


  212,118             -                -        213,000


  291,683             -                -        294,166

       -                         (675,833)     (675,833)
_________      _________      ___________    __________
  536,246             -          (882,262)     (270,941)
_________      _________      ___________    __________




  338,020             -                -        340,746



   99,200             -                -        100,000

    4,776             -                -          4,800
__________     _________      ___________    __________
$  978,242     $      -       $  (882,262)   $  174,605
__________     _________      ___________    __________


(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Shareholders' Equity have been formatted to fit across two pages. This is page 1 of page 2.)

                       IGG INTERNATIONAL, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the year ended December 31, 1996,
                and from December 8, 1992 (inception)

                                             Common Stock
                                        Number
                                        of shares      Amount
Balances - December 31, 1996
     (carryforward)                      7,862,487     $ 78,625

   Common stock issued for cash
     at $1.25 to $2.50 per share,
     net of costs of $60,826             1,142,431       11,424
   Common stock issued as part of a
     Private Placement at $2.50 per
     share with warrants attached          190,000        1,900
   Common stock issued for common
     stock of International Gene
     Group, Inc. minority interests        173,449        1,734
   Common stock issued for adjustment
     in share prices                        33,774          338
   Stock options for 215,206 shares
     of common stock issued for
     consulting and professional
     services valued at $1.50 to
     $2.69 per share                            -            -
   Stock options exercised                  60,500          605
   Net loss for the year
     ended December 31, 1996                    -            -
                                        __________     ________
Balances - December 31, 1996             9,462,641     $ 94,626
                                        ==========     ========









 The accompanying notes are an integral part of these consolidated financial statements.
                                 F-7


(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Statements of Shareholders' Equity have been formatted to fit across two pages. This is page 2 of page 2.)


                              Deficit
               Stock          Accumulated    Total
Additional     Options        During the     Shareholders'
Paid-in        and            Development    Equity
Capital        Warrants       Stage          (Deficit)


$   978,242    $      -       $  (882,262)   $   174,605



  1,513,157           -                -       1,524,581


    473,100           -                -         475,000


     (1,734)          -                -              -

       (338)          -                -              -




         -       424,052               -         424,052
    120,395     (121,000)              -              -

         -            -        (2,300,147)    (2,300,147)
___________    _________      ___________    ___________

$ 3,082,822    $ 303,052      $(3,182,409)   $   298,091
===========    =========      ===========    ===========


IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               December 8,
                                                               (inception)
                                                               through
                              Years ended December 31,         December 31
                            1994      1995      1996           1996
Cash flows from
 operating activities:
  Interest received         $     17  $   5,267 $    18,289    $    23,573
  Cash paid for
    services and
    administration           (45,508)  (621,233) (1,710,906)    (2,414,665)
  Interest paid                 (225)    (2,000)     (3,517)        (5,742)
                           _________ _________ ___________    ___________
Net cash used in
operating activities         (45,716) (617,966) (1,696,134)    (2,396,834)
                           _________ _________ ___________    ___________

Cash flows from
 investing activities:
  Purchase of equipment       (1,291)  (16,125)    (19,684)       (42,660)
  Loans to shareholders           -    (40,000)         -         (40,000)
  Repayment of share-
    holder loans                  -     40,000          -          40,000
  Deposits paid, net              -     (2,197)        408         (1,789)
  Net cash used in
    acquisition                   -     (3,822)         -          (3,822)
                            ________ _________ ___________    ___________
Net cash used in
  investing activities      $ (1,291) $(22,144)$   (19,276)   $   (48,271)
                            ________ _________ ___________    ___________















 The accompanying notes are an integral part of these consolidated financial statements.

IGG INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                              December 8,
                                                              (inception)
                                                              through
                             Years ended December 31,         December 31
                           1994      1995      1996           1996
Cash flows from
 financing activities:
  Short-term borrowing     $     -   $ 398,000 $        -     $   398,000
  Payments on short-
    term borrowing               -         -       (90,000)       (90,000)
  Proceeds from
    issuance of
    common stock             61,700   517,166    2,060,407      2,682,960
  Payment of capital
    acquisition fees             -    (10,000)     (60,826)       (70,826)
  Capital contributed
    by shareholders           1,329        -            -           1,329
  Debt issuance costs            -    (31,697)          -         (31,697)
                           ________ _________   __________    ___________
Net cash provided by
 financing activities        63,029   873,469    1,909,581      2,889,766
                           ________ _________   __________    ___________
Net increase in cash         16,022   233,359      194,171        444,661

Cash-beginning balance        1,109    17,131      250,490             -
                           ________ _________    _________    ___________
Cash-ending balance        $ 17,131 $ 250,490    $ 444,661    $   444,661
                           ======== =========   ==========    ===========












The accompanying notes are an integral part of these consolidated financial statements.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                December 8,
                                                                (inception)
                                                                through
                              Years ended December 31,          December 31
                              1994      1995      1996           1996
Reconciliation of net
loss to net cash used in
 operating activities:
    Net loss                 $(168,347) $(675,833) $(2,300,147)  $(3,182,409)
                             _________  _________   __________   ___________
Adjustments:
Operating items paid in
 common stock
  Interest on notes                -         -         130,746       130,746
  Consulting services
    stock options
    for services                   -     57,867        424,052       424,052
  Amortization of debt
    issuance costs                 -     31,697             -         31,697
  Amortization of
    debt discount                  -      2,000             -          2,000
  Loss on disposal                 -         -           1,767         1,767
  Depreciation                  1,901     3,201         10,740        16,906
  Increase
    in accounts payable       121,730    23,578         45,440       190,748
  Increase in other
    assets                     (1,000)   (8,527)        (1,480)      (11,007)
  Decrease (increase)
    in prepaid rent                -    (28,052)        21,918        (6,134)
  Increase (decrease)
    in accrued interest            -     33,970        (33,970)           -
  Consulting and professional
    services paid by               -         -           4,800            -
    issuance of stock              -         -           1,074         1,074
                            _________ _________     ___________  ___________
    Total Adjustments         122,631    57,867         604,013      785,575
                            _________ _________     ___________  ___________
Net cash used in
  operating activities       $(45,716) $(617,966)   $(1,696,134) $(2,396,834)
                            =========  =========     ==========  ===========




   The accompanying notes are an integral part of these consolidated financial statements

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
IGG International, Inc. ("the Company"), formerly Alvarada, Inc.,a Nevada corporation, is a successor by reverse acquisition (Note 7) to International Gene Group, Inc., a Michigan corporation. The Company is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. International Gene Group, Inc. will continue as a subsidiary of IGG International, Inc. In June 1995, the Company incorporated a new subsidiary, Agricultural Glycosystems, Inc. in the state of Michigan. The Company is the sole shareholder in this subsidiary. Agricultural Glycosystems, Inc. will develop agricultural applications for products that are also based upon carbohydrate chemistry and these products will be either licensed from or jointly developed with the Government of Israel's Agricultural Research Organization. IGG International, Inc. and Agricultural Glycosystems, Inc. maintain an office in Cambridge, Massachusetts.

PRINCIPLES OF CONSOLIDATION
The Company's financial statements include the accounts of the Company, its majority owned subsidiary, International Gene Group, Inc., and its wholly owned subsidiary Agricultural Glycosystems, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash in interest-bearing accounts as of December 31, 1995, and 1996 totals $215,432 and $398,791, respectively. This includes over $100,000 and $397,000, respectively, which is held by a single bank and could represent a concentration of credit risk. The Company's management believes such risk is minimal since these funds are in a "sweep" account which is daily reinvested in government securities funds.

PROPERTY AND EQUIPMENT
Equipment is carried at cost. Depreciation is calculated on accelerated methods over estimated useful lives ranging from 5 to 7 years. The company has made $3,900 in leasehold improvements which are being amortized over the remaining life of the lease, which is not expected to be renewed.
                                 F-11

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

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

DEBT ISSUANCE COSTS
Debt issuance costs consist of legal and other related costs incurred in connection with the Company's private placement offering in early 1995. These costs were amortized over the remaining life of the one-year promissory notes. Debt issuance costs of $31,697 were fully amortized as of December 31, 1995.

RESEARCH AND DEVELOPMENT
Research and development costs, which consist primarily of expenses for consultants, supplies and testing, are charged to operations as incurred.

LOSS PER SHARE
Loss per share is computed using the weighted average number of common shares outstanding or deemed to be outstanding during the period, including any warrants which are exercisable and outstanding. The computation of loss per share does not include common stock equivalents, which are anti-dilutive.

STOCK SPLIT
In March 1995, the Company effected a 78.14-for-1 reverse stock split for all shares outstanding at that date. All references in the financial statements to issued and outstanding shares and per share data reflect this reverse stock split.

INCOME TAXES
As of December 31, 1996, the Company had accumulated net operating losses of approximately $3,000,000. These losses are available to reduce taxable income and the corresponding future federal and state income taxes. These losses may be carried forward for fifteen years, with the earliest expiration year of 2008.
F-12

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES continued

MINORITY INTEREST
At December 31, 1996, minority shareholders held an approximately three percent interest in International Gene Group, Inc. No value for this minority interest is shown on the accompanying balance sheet, as the subsidiary had a shareholders' deficit at December 31, 1996. During 1996, minority shareholders representing three percent of the outstanding minority interest, converted their 585 shares in International Gene Group, Inc. into 173,449 shares of common stock in IGG International, Inc. These conversions were at 296.49 shares in the Company for each minority share, which is the same rate as the original acquisition of the Company.

GOING CONCERN
The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1996 resulted in a net loss of $2,300,147. The Company's future is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

The Company has completed a private placement offering in February 1997 which raised in excess of $1,500,000 to meet the Company's cash needs for 1997. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development.

RESTATEMENT
The restatement of the financial statements has resulted in certain changes in presentation which have no effect on the net losses or shareholders' equity for December 31, 1995 or 1994, or the years then ended.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 2.  EQUIPMENT

The Company's equipment at December 31, 1995 and 1996 consists of the following:

                                     December 31,    December 31,
                                        1995              1996
Computer, office equipment and
   improvements                      $ 22,976         $ 39,822
   Less:  accumulated
    depreciation                       (6,166)         (15,835)
                                     _________        _________
TOTAL                                $ 16,810         $ 23,987
                                     =========        =========

NOTE 3.  NOTES PAYABLE

In March 1995, the Company raised $400,000 from a private placement offering of eight "investment units" from accredited investors who through their investments became shareholders of the Company. This offering was intended to provide a "bridge" loan for the research and development activities of the Company, and was contingent on the completion of the reverse acquisition (Note 7). Each investment unit consisted of a $50,000 promissory note and 25,000 shares of common stock. The promissory notes, which paid ten percent interest per annum, have a maturity date of January 1, 1996 although this date was extended at the Company's option for an additional year. During 1997, the Company paid $90,000 in cash and $310,000 in common stock conversion.

As a condition of extending the notes, the Company is obligated to issue an additional 10,000 shares of common stock to the note holders of each unit, resulting in a total of an additional 80,000 shares of common stock being issued. In 1996, the Company elected to extend the loan and issued the 80,000 shares valued at $1.25 per share. This expense was treated as additional interest paid in the first quarter of 1996 totaling $100,000.

The Company has discounted the aforementioned promissory notes to a value of $398,000. The discount of $2,000, based upon the stock's assigned value of $.01, has been attributed to stock issued with the investment units. The Company accrued interest payable on the promissory notes at December 31, 1995 of $33,970.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 3.  NOTES PAYABLE continued

Expenses associated with the private placement offering totaled $31,697. These charges have been capitalized and were amortized over the original period of the loans. These expenses include legal and promotional costs associated with the debt offering and the related reverse acquisition of Alvarada, Inc.

In January 1996, promissory note holders converted $310,000 of the aforementioned promissory notes at the rate of $1.25 per common share to 248,000 shares. The note holders also converted $30,746 in accrued interest at the rate of $1.25 per common share into 24,597 shares. During 1996, the Company repaid $90,000 of the remaining promissory notes including interest.

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED ATTORNEY FEES

In 1993 and 1994, the Company engaged the services of a Detroit, Michigan law firm for the purpose of raising funds for the Company from private investors. While ultimately unsuccessful in raising any significant funds for the Company, the law firm billed the Company $111,635 for its services in late 1994. This same amount is recorded in full as an accrued liability on the Company's balance sheet at December 31, 1995 and 1996.

The Company disputes the amount of the legal charges and expects to settle this obligation for an amount less than the recorded liability. As of March 27, 1997, the amount and timing of any settlement is unknown. As of December 31, 1995 and 1996, the Company owed additional legal and accounting bills totaling $24,662 and $16,464, respectively.

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

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 5.  SHAREHOLDERS' EQUITY continued

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

On March 31, 1995, in exchange for accepting a seat on the Board of Directors, the Company agreed to issue Mr. James C. Czirr warrants to purchase up to a total of 300,000 shares of the Company's common stock exercisable at $.10 per share through March 2005. As of December 31, 1995, one hundred thousand of these warrants are considered outstanding and exercisable. As of December 31, 1996, two hundred thousand of these warrants are considered as outstanding and exercisable. These outstanding warrants are considered as common stock equivalents. On October 2, 1995, the Company agreed to give Mr. Czirr a one-quarter of one percent (0.25%) royalty interest in all products licensed or developed by Agricultural Glycosystems, Inc. and, in addition, 3,500 shares of common stock in the Company per month, to be distributed under a benefit plan to be adopted, for his future efforts in developing the Company.

In October 1996, the Company reached a final consulting agreement with Mr. Czirr. Under this agreement, the warrants issued will be limited to 200,000 outstanding warrants. Furthermore, Mr. Czirr also received in 1996 45,500 shares of common stock under the

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 5.  SHAREHOLDERS' EQUITY continued

Nonqualifying Stock Option Plan adopted in May 1996. These shares were distributed in 1996 and the company charged operations for consulting expenses for $91,000. As part of this agreement, the royalty interest in Agricultural Glycosystems, Inc.'s products was terminated.

Additional capital raised by the Company in 1995 includes $271,666 from the down payment on a subscription for 684,874 shares of common stock with a total subscription price of $815,000. The balance of this agreement amounting to $543,334 was paid during 1996.

In June 1996, the Company granted 2,500 options per month for a period of thirteen months to Mr. Richard Salter in consideration of consulting services. The purchase price of common stock from these options is $0.01 per share and will be considered vested and exercisable immediately each month. Also, an additional grant of 2,500 shares per month of restricted shares for the twelve months beginning with July 1996 and an additional grant of 40,000 shares were made by the company. Consulting expenses were charged for the $145,000 for the 72,500 options granted under this agreement. Only 15,000 actual shares were issued from the amount earned in 1996.

Furthermore, the Company granted Mr. David Sandberg, in consideration for legal services, the right to purchase up to 10,000 shares of common stock at $0.01 per share based on warrants issued for reduction in legal fees. As of December 31, 1996, the Company considers 3,598 shares earned by Mr. Sandberg under this agreement. The Company valued these services at $7344 under variable pricing agreement with shares being valued between $2.00 and $2.69, and are treated as stock options until issued.

During 1996, the Company entered into a consulting agreement with Mr. John Pool to provide European consulting services. Under this agreement, Mr. Pool may earn up to 160,000 shares of restricted common stock if he meets certain targets. As of December 31, 1996, 20,000 shares were considered earned but not issued, and were valued as stock options at $2.00 per share for a total amount of $40,000.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 5.  SHAREHOLDERS' EQUITY continued

In September 1996, the Company reached an agreement with Mr. Keith Greenfield to issue common stock for his services in consulting and negotiations. The Company agreed to issue 43,000 shares of restricted common stock and 15,000 shares of common stock pursuant to the Nonqualifying Stock Option Plan adopted in May 1996. All of these shares were considered earned in 1996 and were valued at $2.00 per share for a total increase in consultants expenses of $116,000. As of December 31, 1996, this amount is considered to be outstanding stock options.

On April 26, 1996, the Company entered into an agreement with Trinity American Corporation granting Trinity warrants for 500,000 shares of the Company's common stock. These warrants are exercisable at $5.00 per share for a term of 365 days or 100 days after the Securities and Exchange Commission declares the registration statement effective, registering the warrants and
NOTE 5. SHAREHOLDERS' EQUITY (continued)

underlying shares. These warrants were registered in late 1996 and were declared effective in early 1997. The Company has extended the exercise period to September 1, 1997.

As discussed above, the Company adopted a Nonqualifying Stock Option Plan and registered 500,000 shares of common stock with the Securities and Exchange Commission for the issuance under option agreements. The exercise price of each option will be determined by the Board of Directors of the Company and must be issued within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 1996, 81,940 options were issued under this plan as consideration for $163,880 of services and consulting expenses. Of that amount, 62,500 options were tendered for common stock in 1996. The options issued under this plan have exercise prices of $0.01.

During late 1996, the Company reached an agreement with some of its researchers and consultants to limit their cash expenses. The financial statements contain a provision for 15,608 options valued at $1.50 per share with an exercise price of $.01 per share resulting in consulting and research and development expenses being charged $23,412.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 5.  SHAREHOLDERS' EQUITY continued

In November 1996, the Company began a Private Placement Offering of up to 600,000 shares of common stock. As of December 31, 1996, 190,000 shares had been sold at $2.50. these shares include a attached warrant to purchase one share for every four shares owned at $3.50. As of December 31, 1996, the warrants outstanding under these sales totaled 47,500.

NOTE 6.  RELATED PARTY TRANSACTIONS

In January 1994, the Company agreed that its founder, Dr. David Platt, would receive an inventor's royalty from the Company of two percent of net sales, in exchange for the licensed patent rights on substances being developed, referred to as GBC-590 and MMS-1. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement.

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

NOTE 7.  ACQUISITION AND RECAPITALIZATION

On March 7, 1995, Alvarada, Inc. acquired International Gene Group, Inc. by exchanging 5,821,086 shares of its issued and outstanding common stock for 19,633 issued and outstanding shares of International Gene Group, Inc. As a result of this exchange, Alvarada, Inc. acquired approximately 94% of the outstanding common stock of International Gene Group, Inc. The shares issued in this exchange are considered as being issued from the earliest period

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 7.  ACQUISITION AND RECAPITALIZATION continued

presented, January 1, 1993, for the calculation of weighted average shares outstanding. In the reverse acquisition, no adjustment of assets of either company to "fair value" has been made, and goodwill has not been recognized as a result of the acquisition.

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

ACQUISITION
The assets and liabilities of Alvarada, Inc. as of March 7, 1995, prior to the acquisition of 94% of International Gene Group, Inc., consisted of the following recorded at their historical amounts:

Cash                                    $     139
Cash in escrow-bridge loan                400,000
Debt issuance costs                        31,697
                                        _________
Total assets                              431,836
                                        _________
Accounts payable                           (5,000)
Accounts payable-debt issuance costs      (31,458)
Promissory notes payable, net            (398,000)
Shareholder loans                         (21,200)
                                        _________
Total liabilities                        (435,658)
                                        _________
Net liabilities acquired                $  (3,822)
                                        =========

Alvarada, Inc. had an accumulated deficit during development stage of $274,784 as of December 31, 1994. Prior to the reverse acquisition of March 7, 1995, Alvarada, Inc. had a net loss of $1,548 from the beginning of the year until this date. Prior to this acquisition, during February 1995, shareholders contributed $500 for 6,399 shares of common stock.

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

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

Minimum future rental payments under non-cancelable operating leases with remaining terms in excess of one year as of December 31, 1996 for each of the next five calendar years in the aggregate are as follows:

      Year ended December 31,
                         1997                      $  40,964
                         1998                      $  10,625
                         1999                      $   1,940
                         2000                      $    -0-

The Company's subsidiary, Agricultural Glycosystems, rented office space on a month-to-month basis in Malvern, Pennsylvania. The monthly rental payment was $700 plus any additional services and was being accounted for as an operating lease. This lease was terminated in July 1996. In connection with this lease, the Company paid a security deposit of $650 in 1995. The Company also leases some office furniture as needed on a month-to-month basis.
NOTE 9.  LICENSING AGREEMENT

On December 29, 1995, the Company's subsidiary Agricultural Glycosystems, Inc. (AGI) entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an

IGG INTERNATIONAL, INC
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 1994, 1995 and 1996

NOTE 9.  LICENSING AGREEMENT continued

additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year of the licensing agreement, AGI is obligated to pay $327,000 followed by successive annual payments of $332,000, $314,000, $300,000 and $300,000, respectively. This agreement will be effective until the patents concerning the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and in 1996 the Company paid $297,000.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The officers and directors of the Company are as follows:

Name                Age            Position

David Platt, Ph.D.   42            Chief Executive Officer, Secretary
                                   and Chairman of the Board of
                                   Directors

Bradley J. Carver    35            President, Chief Financial Officer,
                                   Treasurer and a member of the Board
                                   of Directors


     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

David Platt, Ph.D. - Chief Executive Officer, Secretary and Chairman of the Board of Directors

     Dr. Platt has been the Chief Executive Officer, Secretary and Chairman of the Board of Directors since March 1995 and has been the Chief Executive Officer, Secretary and the Chairman of the Board of Directors of IGG since December 1992. Dr. Platt has been Chief Executive Officer, Secretary and Chairman of the Board of Directors of Agricultural Glycosystems, Inc., a wholly owned subsidiary of the Company since its inception on June 23, 1995. From January 1991 to November 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan, Ann Arbor, Michigan. From October 1989 to November 1991, Dr. Platt was a research fellow with Dr. A. Raz. at the Michigan Cancer Foundation, Detroit Michigan. From January 1989 to August 1989, Dr. Platt was a research fellow under Dr. M. Wilcheck, Weizmann Institute of Science, Rehovot, Israel. Dr. Platt received a Doctor of Philosophy degree (1989), Masters of Science degree (1983), and Bachelor of Science degree (1978) from the Hebrew University of Jerusalem, Israel and a Bachelor of Engineering degree (1980) from Technion, Haifa, Israel.

Bradley J. Carver - President, Chief Financial Officer, Treasurer and a member of the Board of Directors

     Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of the Company since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of IGG since February 1993. Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of Agricultural Glycosystems, Inc., a wholly owned subsidiary of the Company since its inception on June 23, 1995. From June 1992 to October 1994, Mr. Carver has been a consultant with Cyrowski and Associates, which is engaged in the business of commercial real estate. From March 1991 to October 1994, Mr. Carver has been a consultant with Circuit Master, Inc., a Michigan corporation, which is a electronics design and engineering firm engaged in the production of audio power amplifiers. From June 1991 to September 1993, Mr. Carver was a consultant with EPI Medical Products, a Michigan corporation, which is engaged in the production and licensing of a patented device for disposal of hazardous medical waste and surgical products. From January 1991 to March 1993, Mr. Carver was a consultant with Capital Networks, Inc., a Michigan corporation, which is a consulting firm for small business. From January 1989 to March 1991, Mr. Carver was a consultant with Lincoln Technical Services, Inc., a Michigan corporation, which is engaged in the selection and management of engineers for automotive clients. From December 1988 to December 1990, Mr. Carver was the founder of Carver Nutritional Products, which was engaged in production and sale of sports nutrition products sold to professional and college sports teams. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.


ITEM 11.  EXECUTIVE COMPENSATION.

(a)  Cash Compensation.

     The Company anticipates entering into employment agreements with its officers in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings. The Company paid the following salaries to its Officers in 1996:

     David Platt, Ph.D.       $ 96,000
     Bradley Carver           $ 80,000

and anticipates paying the following salaries in 1997:

     David Platt, Ph.D.       $ 105,000
     Bradley Carver           $ 105,000

     Further, Dr. Platt will receive a royalty of 2% of the net sales of GBC 590 and MMS-1 by the Company.

     Options to purchase 300,000 "restricted" shares of Common Stock at an exercise price of $0.10 per share, expiring in March 2005, were issued to James C. Czirr.

     Mr. Czirr was removed as a Director by shareholder action on June 23, 1995 and as Vice President by action of the Board of Directors on June 23, 1995. Mr. Czirr is currently a consultant to the Company.

(b)  Compensation Pursuant to Plans.

     The Registrant has no retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers or Directors other than a non-qualified incentive stock option plan filed on Form S-8 Registration Statement with the Commission. Currently, options to purchase 77,500 shares have been issued and 62,500 exercised.

(c)  Other Compensation.

     Officers and Directors of the Registrant did not receive any other compensation during the fiscal year ended December 31, 1996.

(d)  Compensation of Directors.

     The Registrant's Directors receive no compensation for their services; however, they are reimbursed for travel expenses incurred in serving on the Board of Directors.

(e)  Termination of Employment and Change of Control Arrangements.

     No compensatory plan or arrangement exists between the Registrant and any Executive Officer, except as discussed herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address    Number of                               Percent
of owner            Shares         Position                 of Class
David Platt, Ph.D.  2,964,950      Chief Executive Officer, 28.06%
One Kendall Square                 Secretary and Chairman
Building 300                       of the Board of Directors
Cambridge, MA   02124

Bradley J. Carver   2,583,086      President, Chief         24.45%
One Kendall Square                 Financial Officer,
Building 300                       Treasurer and member
Cambridge, MA 02124                of the Board

All officers and    5,548,036                               52.51%
directors as a
group (2 persons)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 7, 1994, IGG entered into a licensing agreement with Dr. Platt, the Company's Chief Executive Officer and a member of the Board of Directors to pay Dr. Platt a royalty of two percent (2%) of the net sales of the Company's products. See "Business - Patent Status and Protection of Proprietary Technology."

     In June 1994, the Company issued 20,000,000 "restricted" shares of Common Stock to Crosby Enterprises, Inc. in consideration of
$20,000.00; 10,000,000 "restricted" shares of Common Stock to Howard Crosby in consideration of services rendered; and, 10,000,000
"restricted" shares of Common Stock to Robert Jorgensen for service rendered.

     In March 1995, the Company effected a 1 for 78.14 reverse stock split of its common shares. Reference hereinafter is to post-split shares.

     On March 7, 1995, the Company issued 5,821,086 "restricted" shares of Common Stock in exchange for 19,633 shares of IGG, which constituted 93.9% of the outstanding shares of IGG. There was no relationship between Alvarada, Inc. and International Gene Group, Inc. prior to this transaction.

     On March 30, 1995, the Company entered into an agreement with Mr. James C. Czirr, a former member of the Board of Directors of the Company and Vice President, to pay Mr. Czirr a consulting fee of $8,000 per month. The Company has paid a total of $15,000.00 to Mr. Czirr and terminated the consulting agreement.

     On June 23, 1995, the shareholders removed Mr. James Czirr as a member of the Board of Directors and the Board of Directors voted not to fill his vacancy. Further, on June 23, 1995, Mr. Czirr was terminated as Vice President of the Company. The Company has since retained Mr. Czirr as a consultant to the Company.

     During 1996, the Company issued 1,342,431 shares of Common Stock in consideration of $2,060,407 less associated expenses of $60,826. These shares include 100,000 shares issued pursuant to a Regulation S offering for a total of $200,000. Also included in this amount is 190,000 shares issued as part of a private placement of up to 600,000 shares. The Company received $475,000 for these 190,000 shares. The stock offered per the private placement has warrants attached allowing the purchaser to purchase one additional share, for $3.50, for every four shares purchased, which expire in five years.

     In 1996, the Company adopted a Nonqualifying Stock Option Plan and registered, pursuant to a Form S-8 Registration Statement 500,000 shares of stock for the compensation of directors, consultants and employees as per the agreement. During 1996, the Company issued 62,500 shares qualifying as these S-8 shares. The Company considered shares earned but not issued as options, and as of December 31, 1996 these totaled 15,000 unissued shares. The Company had other stock for services agreements which resulted in restricted shares being issued. The Company issued 400 other shares for services in 1996, and considered 139,706 shares as stock options outstanding awaiting the issuance of the restricted shares.

     In addition to the shares sold during 1996, the Company issued shares for a number of other reasons. The Company elected to extend due dates on notes payable for another year and issued 80,000 shares.
A majority of the Company's noteholders elected to convert their notes and accrued interest into stock, whereby the Company issued 272,596 shares in consideration of $340,746 in notes and interest. The Company also issued 173,449 shares to the minority shareholders of its subsidiary International Gene Group, Inc., thereby increasing its control of this subsidiary from 94% to 97%. Finally, the Company made adjustments for changes in share prices and other matters which resulted in 33,774 shares being issued in 1996.

     In April 1996, the Company granted to Trinity American Corporation warrants for up to a year (or 100 days after the Securities and Exchange Commission declares the registration effective) to subscribe for 500,000 new shares of Common Stock at $5.00 per share.

     In June 1996, the Company granted 5,000 warrants per month, exercisable at $0.01 per share, for a period of 13 months to Mr.
Richard Salter in consideration of consulting services. During the period to June 30, 1996, warrants were similarly granted to Mr. David Sandberg, exercisable at $0.01 per share upon to an aggregate of 10,000 shares, in consideration of legal services.

     On September 30, 1996, warrants granted by the Company to James C. Czirr, a former director, to subscribe for up to 200,000 shares of Common Stock at $0.01 per share were outstanding and exercisable.

     Enrico Petrillo, trading as Michaelangelo LLC, will render consulting services in strategic planning, corporate finance and partnering. In exchange for its services Michaelangelo will receive 210,000 shares of Common Stock or options to subscribe for such shares which will be exercisable immediately. It will also receive an additional 420,000 shares (or options) upon the achievements by the Company which the Company believes are indicative of Michaelangelo's performance.

     John Pool will act as director of European operations. In exchange for his services, he will receive 20,000 shares of Common Stock and a salary of $100,000 per annum to be paid following the proposed fund raising but back-dated to August 1, 1996. He will receive an additional 140,000 shares upon the achievement of certain milestones against specific achievements in Europe.

     On December 6, 1996, David Platt, Ph.D., the Company's Chairman of the Board of Directors, signed a Confidentiality and Invention Agreement with the Company. The Agreement provides that Dr. Platt assigns all his rights, title and interest in any invention, data or idea, made or conceived or reduced to practice either alone or jointly with other to the Company. Further, that all rights thereto shall remain the sole property of the Company and Dr. Platt agreed not to disclose any information about the Company's confidential information.

     In the first quarter of 1997, the Company completed another Reg. S stock sale for $1,000,000 and issued 500,000 shares of Common Stock. The Company also completed its Private Placement offering and related stock sales for a total of $1,143,000 and issued 457,000 shares of Common Stock.

     The foregoing agreements and transactions were as favorable as could have been obtained from an unaffiliated third party in a similar transaction.


                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  Financial Statements are contained in Item 8 of this Form 10.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Exhibits.

Exhibit
  No.     Description

3.1 Articles of Incorporation of Alvarada, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.2 Amendment to the Articles of Incorporation dated March 1, 1995 (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.3 Amendment to the Articles of Incorporation dated March 3, 1995 (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.4 Amendment to the Articles of Incorporation dated May 23, 1995 (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.5       Bylaws of Alvarada, Inc. (incorporated by reference to
          Exhibit 3.5 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.6       Articles of Incorporation of International Gene Group
          (incorporated by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.7       Bylaws of the Company of International Gene Group
          (incorporated by reference to Exhibit 3.7 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.8 Articles of Incorporation of Agricultural Glycosystems, Inc. (incorporated by reference to Exhibit 3.8 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

3.9 Bylaws of the Company of Agricultural Glycosystems, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

4.1       Specimen Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

10.1 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

10.2 Licensing Agreement with Dr. Platt (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form 10, SEC File No. 0-26476).

10.3 Office Lease (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form 10/A, SEC File No. 0-26476).

10.4      Licensing Agreement with The Government of Israel
          (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form 10/A, SEC File No. 0-26476).

10.5      Incentive Stock Option Plan (incorporated by reference to
          Exhibit 10.1 to the Registrant's Registration Statement on Form S-8, SEC File No. 333-4764).

10.6 Employee Confidentiality and Invention Agreement between Dr. David Platt and the Company.

24.1      Consent of Kevin J. Williams & Co., Certified Public
          Accountants.

27        Financial Data Schedule.

                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts, on this 31st day of March, 1997.

               IGG INTERNATIONAL, INC.


               BY:  /s/ Bradley J. Carver, President and Chief
                    Financial Officer

     KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bradley J. Carver, as true and lawful attorney-in-fact and agent, with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this registration statement, and to file the same, therewith, with the Securities and Exchange Commission, and to make any and all state securities law or blue sky filings, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures               Title                         Date



/s/ David Platt, Ph.D.   Chief Executive Officer,      March 31, 1997
David Platt, Ph.D        Secretary and Chairman of
                         the Board of Directors



/s/ Bradley J. Carver    President, Chief Financial    March 31, 1997
Bradley J. Carver        Officer, Treasurer and a
                         member of the Board of Directors