Form 10-Q
period 1997-03-31
IGG INTERNATIONAL INC
filed 1997-05-14
CIK 946661

-----------------------------------------------------------------
-----------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D. C.   20549
                   ----------------------------------
                                FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997.

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


                      One Kendall Square Building 300
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

                    YES  x             NO

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at March 31, 1997 was 10,765,991 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                                 PART I

ITEM 1.   FINANCIAL STATEMENTS.

                         IGG INTERNATIONAL, INC.

                           FINANCIAL STATEMENTS
               Unaudited - See Notes to Financial Statements

                                   INDEX

                                                            PAGE

     Consolidated Balance Sheets as of March 31, 1997
     and December 31, 1996    .    .    .    .    .    .    . 2

     Consolidated Statements of Operations (Unaudited)
     for the Three Months Ended March 31, 1997 and 1996,
     and the Period from December 8, 1992 (Inception) through
     March 31, 1997 .    .    .    .    .    .    .    .    . 3

     Consolidated Statements of Cash Flows (Unaudited)
     for the Three Months Ended March 31, 1997 and 1996,
     and the Period from December 8, 1992 (Inception) through
     March 31, 1997 .    .    .    .    .    .    .    .    . 4-5

     Notes to Consolidated Financial
     Statements (Unaudited)   .    .    .    .    .    .    . 6-8

Item 2.   Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations    .    .    .    .    .    . 9-12

Signatures     .    .    .    .    .    .    .    .    .    . 13

Exhibit Index  .    .    .    .    .    .    .    .    .    . 14
























       3                 IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                  ASSETS

                                   03/31/97       12/31/96
Current Assets
   Cash                            $ 1,934,585    $    444,661
   Prepaid expenses                     28,289           6,134
   Note receivable -
    stockholder, current portion           633               -
   Other                                11,022           12,268
                                   -----------    ------------
     Total current assets            1,974,529         463,063
                                   -----------    ------------
Equipment, net of acc. depr.            33,001          23,987
                                   -----------    ------------
Other Assets
  Note receivable - stockholder
   net of current portion               64,367              -
   Deposits                              1,789           1,789
                                   -----------    ------------
     Total other assets                 66,156           1,789
                                   -----------    ------------
                                   $ 2,073,686    $    488,839
                                   ===========    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                $   159,456    $     62,648
   Professional fees payable           137,026         128,100
                                   -----------    ------------
     Total current liabilities         296,482         190,748
                                   -----------    ------------
Stockholders' Equity
  Preferred stock, $0.01 par value
   5,000,000 shares authorized; no
   shares issued and outstanding            -               -
  Common Stock, $0.01 par value
   25,000,000 shares authorized;
   10,765,991 and 9,462,641 shares
   issued and outstanding at 03/31/97
   and 12/31/96, respectively          107,660          94,626
  Additional paid-in capital         5,525,788       3,082,822
  Stock options and warrants            72,052         303,052
  Deficit accumulated during
    development stage               (3,928,296)     (3,182,409)
                                   -----------    ------------
                                     1,777,204         298,091
                                   -----------    ------------
                                   $ 2,073,686    $    488,839
                                   ===========    ============

The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
   The accompanying notes are an integral part of these consolidated financial statements.

                         IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                            Period from
                                                            12/08/92
                                                            (inception)
                              Three Months ended March 31,  through
                              1997           1996           03/31/97
[S]                           [C]            [C]            [C]
Revenues                      $         -    $        -     $         -

General and administrative
  expenses                         299,438       223,980       2,102,422

Research and development
  costs                            461,893       173,932       1,725,103
                              ------------   -----------    ------------
Operating loss                    (761,331)     (397,912)     (3,827,525)
                              ------------   -----------    ------------

Other income (expense):
 Interest expense                       -       (104,006)       (139,712)
 Interest income                    15,444         5,825          40,708
 Loss on disposal of assets             -             -           (1,767)
                              ------------   -----------    ------------
     Total other income (expense)  15,444        (98,181)       (100,771)
                              ------------   -----------    ------------

Net loss                      $   (745,887)  $  (496,093)   $ (3,928,296)
                              ============   ===========    ============

Net loss per common share     $      (0.07)  $     (0.06)
                              ============   ===========

Weighted average number of
  common shares outstanding    10,173,924      8,307,433
                              ===========    ===========














   The accompanying notes are an integral part of these consolidated financial statements.

                         IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                  Period from
                                                                  12/08/92
                                                                  (inception)
                                   Three Months ended March 31,   through
                                        1997           1996       03/31/97
[S]                                     [C]            [C]        [C]
Cash flows from operating activities:
 Interest received                      $    16,965    $    4,834 $    40,538
 Cash paid for services and administration (614,961)     (372,032) (3,029,626)
 Interest paid                                   -             -       (5,742)
                                        -----------    ---------- -----------
Net cash used in operating activities      (597,996)     (367,198) (2,994,830)
                                        -----------    ---------- -----------
Cash flows from investing activities:
 Loans to stockholders                      (65,000)           -     (105,000)
 Repayment of stockholder loans                  -             -       40,000
 Purchase of equipment                      (12,080)      (10,653)    (54,740)
 Deposits paid, net                              -            576      (1,789)
 Net cash used in acquisition                    -             -       (3,822)
                                        -----------    ---------- -----------
Net cash used in investing activities       (77,080)      (10,077)   (125,351)
                                        -----------    ---------- -----------

Cash flows from financing activities:
 Short-term borrowing                            -             -      398,000
 Payments on short-term borrowing                -        (25,000)    (90,000)
 Proceeds from issuance of common stock   2,165,000       764,876   4,847,960
 Payment of capital acquisition fees             -        (33,898)    (70,826)
 Capital contributed by stockholders             -             -        1,329
 Debt issuance costs                             -             -      (31,697)
                                        -----------    ---------- -----------
Net cash provided by financing activities 2,165,000       705,978   5,054,766
                                        -----------    ---------- -----------

Net increase in cash                      1,489,924       328,703   1,934,585

Cash, beginning balance                     444,661       250,490          -
                                        -----------    ----------  -----------
Cash, ending balance                    $ 1,934,585    $  579,193  $ 1,934,585
                                        ===========    ==========  ===========

















     The accompanying notes are an integral part of these consolidated financial statements.

                         IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
             CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                (Unaudited)


                                                                 Period from
                                                                 12/08/92
                                                                 (inception)
                              Three Months ended March 31,       through
                                   1997           1996           03/31/97
[S]                                [C]            [C]            [C]

Reconciliation of net loss
 to net cash used in
 operating activities:
   Net loss                        $ (745,887)    $ (496,093)    $(3,928,296)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Interest expense on notes
      paid in common stock                 -         130,746         130,746
     Consulting services paid in
      stock options                        -              -          424,052
     Consulting and professional
      services paid in common
       stock                           60,000             -           64,800
     Amortization of debt issuance
       costs                               -              -            31,697
    Amortization of debt discount          -              -             2,000
     Loss on disposal of assets            -              -             1,767
     Depreciation                       3,066          1,831           19,972
                                   ----------     ----------      -----------
       Net cash used in operating
        activities before changes in
        assets and liabilities       (682,821)      (363,516)      (3,253,262)

     (Increase) decrease in
       prepaid expenses               (22,155)         9,704          (28,289)
     (Increase) decrease in other
       current assets                   1,246         (1,869)          (9,761)
     Increase in accounts payable     105,734         15,223          296,482
     Decrease in accrued interest          -         (26,740)              -
                                   ----------     ----------      -----------
Net cash used in
  operating activities             $ (597,996)    $ (367,198)     $(2,994,830)
                                   ==========     ==========      ===========














     The accompanying notes are an integral part of these consolidated financial statements.

                         IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended March 31, 1997 and 1996
  and the Period from December 8, 1992 (Inception) through March 31, 1997

1.   BASIS OF PRESENTATION

The Company is a development stage enterprise formed for the research and development of pharmaceutical and agricultural products based on carbohydrate chemistry.

The accompanying unaudited financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1996.

The results of the operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2.   NOTE RECEIVABLE - STOCKHOLDER

Note receivable - stockholder represents a promissory note from an officer and stockholder of the Company. The loan is payable in monthly installments of $375 including interest at 5.66%, with a final payment of $60,601 due on March 11, 2002.

3.   STOCKHOLDERS' EQUITY

Regulation S Stock Sale

In January 1997, the Company completed a Regulation S sale of 500,000 shares of common stock for $1,000,000. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares purchased. As of March 31, 1997, warrants to purchase 125,000 shares of common stock were outstanding from this sale.

Private Placement Offering

In March 1997, the Company completed a private placement offering of common stock. During the period January 1, 1997 through March 31, 1997 the Company sold 457,850 shares at $2.50. The Company had sold 190,000 shares at $2.50 as of December 31, 1996. These shares include an attached warrant to purchase one share of common stock for $3.50 for every four shares purchased. As of March 31, 1997, warrants to purchase 161,963 shares of common stock were outstanding from these sales.

                         IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Months Ended March 31, 1997 and 1996
  and the Period from December 8, 1992 (Inception) through March 31, 1997

3.   STOCKHOLDERS' EQUITY - continued

Stock Issued for Services

During the three month period ended March 31, 1997, the Company issued 30,000 shares of stock for consulting services. Consulting expense was charged for $60,000, the fair market value of the shares issued. The shares were issued pursuant to consulting agreements with Mr. James C. Czirr and Mr. Richard Salter.

Warrants and Options

On March 15, 1997, Mr. James C. Czirr exercised warrants to purchase 200,000 shares of common stock at $0.10 per share. As of March 31, 1997, there are no additional warrants held by Mr. Czirr.

In March 1997, Mr. Keith Greenfield exercised options to purchase 58,000 shares of stock at $2.00 per share. The options were issued to Mr. Greenfield in 1996 under the Nonqualifying Stock Option Plan. As of March 31, 1997, there are no additional stock options held by Mr. Greenfield.

4.   OTHER MATTERS

Going Concern

The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1996 resulted in a net loss of $2,300,147, and as of that date the Company had a stockholders' equity of $298,091. During the three months ended March 31, 1997, the Company's net loss was $745,887. The Company's ability to operate as a going concern is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture
capital sources to raise additional capital.   The Company is also pursuing
possible strategic partnerships or collaborations with other companies interested in its substances under development. During the quarter ending March 31, 1997, the Company raised $2,165,000 through the sale of common stock and warrants to purchase common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

OVERVIEW

     The Company has been a development stage company since inception and has had no production, marketing, product sales or net income. Operations from inception through March 31, 1997 have consisted principally of research, product development and testing, and capital acquisition.

     The Company's operations have primarily been funded by sales of its common stock during 1996, 1995 and 1994, and by personal loans and capital from the Company's two founders during 1993.

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

     The Company had the option of extending the maturity date of these promissory notes until January 1, 1997 or converting these notes to common stock within the same time frame. While the Company is required to repay most of these notes under certain circumstances if it completes an equity offering, the aforementioned option provides the Company with some flexibility in handling its only loans of material consequences. During 1996, the Company converted $310,000 of these notes to 248,000 shares of common stock at the rate of $1.25 per share. Also, the Company converted $30,746 in accrued interest on these notes to 24,597 shares of common stock at the rate of $1.25 per share. The remaining notes balance of $90,000 was paid in cash during 1996.

     The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursing possible strategic partnerships or collaborations with other companies interested in its product candidates under development. During the year ended December 31, 1996, the Company raised $1,999,581 through the sale of 1,332,431 shares of common stock. During the year ended December 31, 1995, the Company raised $507,166 additional capital through the sale of 336,491 shares of common stock. During the three months ended March 31, 1997, the Company raised $2,165,000 in capital through the sale of its common stock.

     The majority of the funds raised have been or will be used for the funding of toxicity studies, clinical testing and additional field testing on the product candidates under development by the Company. Once the toxicity studies are completed for the Company's human therapeutic product candidates, the major expenses anticipated by the Company are associated with regulatory procedures for human clinical testing of the Company's products, including consulting fees, and general and administrative expenses. In addition, positive field study results for the Company's natural fungicide product candidate, ELEXA, will lead to increased marketing expenses as the product launch would be anticipated.

     The Company has completed pre-clinical studies on its cancer metastasis product candidate, GBC-590, and has begun Phase I human clinical trials in cancer patients at two testing centers in the United States, M.
D. Anderson Hospital in Houston, Texas and the University of Pennsylvania Graduate Hospital in Philadelphia, Pennsylvania. Regarding a second product candidate, MMS-1, an experiment conducted by the University of Kentucky during 1996 proved the possible effectiveness of the compound as a potential treatment for HIV. Animal studies of MMS-1 are expected to continue during 1997 and clinical testing is currently expected in the first quarter of 1998. The Company will explore new application of its product candidates and continue research on additional product candidates based on carbohydrate chemistry currently under development.

     The Company's subsidiary, Agricultural Glycosystems, Inc. ("AGI"), is developing a natural fungicide and, having completed initial successful field studies, will continue further field testing on various plant species and diseases. This fungicide, which is known as ELEXA, has proven to be effective in the field, without toxicity. During 1996, the Company completed toxicity tests based on protocols designed to satisfy the EPA. The Company currently expects the EPA registration process to be completed in late 1997 or early 1998. Product marketing, contingent upon EPA approval, is expected to begin as early as the fourth quarter of 1997. The Company is also pursing registrations in other countries. ELEXA may also be fully registered and approved for sale in Chile in late 1997.

     On December 29, 1995, AGI entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year, the Company will pay $327,000 and in the following four years $332,000, $314,000, $300,000, and $300,000, respectively. This agreement will be effective until the patents using the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and an additional $297,000 in 1996. The Company has paid $220,000 in early 1997.

     On April 29, 1997, AGI signed an exclusive, worldwide licensing agreement with Agrogene Ltd. to commercialize carbohydrate compounds derived form a collection of natural carbohydrates identified and patented by Agrogene Ltd. Agrogene Ltd. is an Israeli based biotechnology company specializing in products for agriculture. The carbohydrates have been extracted from an undisclosed, exotic plant that has very unique resistance and defense attributes. The Company's initial focus is to continue field testing of AGI-04-106, the first product from this agreement, for use as a natural, non-toxic fungicide to complement the Company's lead agricultural compound, ELEXA. The Company plans to begin the EPA registration process of AGI-04-106 in late 1997.

     AGI will fund the research and development of this product and future generation products for 5 years at $150,000 per year. The first payment of $25,000 was made in April 1997.

RESULTS OF OPERATIONS

General and Administrative

     General and administrative expenses increased to $299,000 for the three months ended March 31, 1997 from $224,000 for the three months ended March 31, 1996 (a 33% increase). The increase consisted primarily of increases in public relations fees, professional fees and other expenses as a result of the Company's expanded scope of operations.

Research and Development

     Research and development expenses increased to $462,000 for the three months ended March 31, 1997 from $174,000 for the three months ended March 31, 1996 (a 165% increase). The increase consisted primarily of increases in consulting fees, supplies and testing costs in connection with the clinical trials of GBC-590 and the development efforts related to other product candidates.

Other Income (expense)

     Other income (expense) increased to $15,000 for the three months ended March 31, 1997 from ($98,000) for the three months ended March 31, 1996 (a 115% increase). The increase is primarily a result of higher interest income as a result of higher cash balances available for investment and lower interest expense as a result of the conversion of certain debt securities to common stock and the repayment of additional debt securities.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $5,246,000. For the three months ended March 31, 1997, the Company's operations utilized cash of $598,000 primarily to fund the operating loss and the Company loaned a stockholder $65,000. These uses of cash were offset by an equity financing that resulted in net proceeds of $2,165,000 to the Company.

     The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company is leasing office facilities under a two-year lease terminating in August 1997. The first year of the lease was prepaid and the future payments on the second year of the lease in 1996 and 1997 are expected to total approximately $40,000. Additional office space is being considered at this time.

     The Company's audited financial statements for the years ended December 31, 1996 and 1995 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of March 31, 1997, the Company's accumulated deficit was $3,928,000 and cash balances were $1,934,000. The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from Stockholders or other sources. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through early 1998. The Company is currently seeking to complete a private equity placement. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

Inflation and Changing Prices

     To date, the impacts of inflation and changing prices on the Company's operations have been minimal. The Company is currently testing its products in the United States and Israel in accordance with royalty and research agreements already in effect. During the research and development phase of operations to satisfy regulatory requirements for the products under development, the Company expects that inflationary pressures in both countries will be minimal. The Company is also beginning to explore European markets and has minimal funds in foreign bank accounts.

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

Dated this 14th day of May, 1997.

IGG INTERNATIONAL, INC.
(the "Registrant")

BY:  /s/ Bradley J. Carver, President, Treasurer,
     Chief Financial Officer and a member of
     the Board of Directors.

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule