Form 10-Q
period 1997-06-30
IGG INTERNATIONAL INC
filed 1997-08-22
CIK 946661

=================================================================

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549
                 ____________________________________

                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:

                   Commission file number 0 - 26476

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [ x ]      NO [    ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at June 30, 1997 was 10,839,226 shares.

=================================================================

                    PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Balance Sheets have been formatted to fit across two pages. This is page 1 of 2).

                       IGG INTERNATIONAL, INC.
                   (A Development Stage Enterprise)

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                ASSETS

                                        June 30,       December 31,
                                        1997           1996
Current assets:
  Cash                                  $ 1,147,201    $    444,661
  Prepaid expenses                           19,089          6,134
  Notes receivable - stockholders,
   current portion                            1,130              -
  Other                                      11,398         12,268
                                        -----------    -------------
     Total current assets                 1,178,818         463,063
                                        -----------    -------------
Equipment, net of
  accumulated depreciation                   29,936          23,987
                                        -----------    -------------
Other assets:
  Notes receivable - stockholders,
   net of current portion                    88,661                -
  Deposits                                    1,789            1,789
                                        -----------    -------------
     Total other assets                      90,450            1,789
                                        -----------    -------------
                                        $ 1,299,204    $     488,839
                                        ===========    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $  125,849    $      62,648
  Accrued liability                          40,000                -
  Professional fees payable                 131,798          128,100
                                        -----------    -------------
     Total current liabilities              297,647          190,748
                                        -----------    -------------




(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Balance Sheets have been formatted to fit across two pages. This is page 2 of 2.


Stockholders' equity:
  Preferred stock, $.01 par value,
   5,000,000 shares authorized;
    no shares issued and outstanding              -              -
  Common stock, $.01 par value,
   25,000,000 shares authorized;
    10,839,226 shares, and 9,462,641
     shares issued and outstanding
      at June 30, 1997, and December
       31, 1996, respectively               108,392          94,626
  Additional paid-in capital              5,835,020       3,082,822
  Stock options and warrants                819,543         303,052
  Deficit accumulated during
   development stage                     (5,761,398)     (3,182,409)
                                        -----------    ------------
                                          1,001,557         298,091
                                        -----------    ------------
                                        $ 1,299,204    $    488,839
                                        ===========    ============



















The consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of the consolidated financial statements.

                                 F-1a

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                    Period from
                                                                    December 8,
                                                                    1992
                                                                    (inception)
                                                                    through
                3 Months Ended 6/30     6 Months Ended 6/30         June 30
                1997        1996        1997           1996         1997
Revenues        $        -  $       -   $        -      $      -    $       -

General and
administrative
expenses           459,527    257,806       758,965       481,786    2,561,949

Research and
development
costs            1,356,099    135,691     1,817,992       309,623    3,081,202
               ----------- ----------  ------------    ----------  -----------
Operating loss  (1,815,626)  (393,497)   (2,576,957)     (791,409)  (5,643,151)
                ----------- ----------  ------------    ----------  -----------

Other income (expense):
 Interest expense        -     (3,386)            -      (107,392)    (139,712)
 Interest income    22,523      4,890        37,968        10,715       63,232
 Loss on disposal
  of assets              -          -             -             -       (1,767)
 Loss contingency  (40,000)         -       (40,000)            -      (40,000)
               -----------  ---------   -----------    ----------  -----------
Total other income
  (expense)        (17,477)     1,504        (2,032)      (96,677)    (118,247)
               -----------  ---------  ------------    ----------  -----------
Net loss      $ (1,833,103) $(391,993) $ (2,578,989)   $ (888,086) $(5,761,398)
              ============  ========== ============    ==========  ===========
Net loss per
 common share $      (0.17) $   (0.05) $      (0.24)   $    (0.11)
              ============   ========= ============    ==========

Weighted average number
 of common shares
  outstanding   10,798,370   8,452,306   10,482,814     8,452,306
                ==========   =========   ==========     =========









The accompanying notes are integral part of these consolidated financial statements.

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                    Period from
                                                                  December 8,
                                                                  1992
                                                                  (inception)
                                                                  through
                                      Six Months Ended June 30,   June 30,
                                      1997            1996        1997
Cash flows from operating activities:
  Interest received                   $     39,489    $   10,715  $     63,062
  Cash paid for services and
   administration                       (1,400,078)     (723,894)   (3,814,743)
  Interest paid                                  -        (5,210)       (5,742)
                                      ------------    ----------  ------------
    Net cash used in
     operating activities               (1,360,589)     (718,389)   (3,757,423)
                                      ------------    ----------  ------------
Cash flows from investing activities:
  Loans to stockholders                    (90,000)            -      (130,000)
  Repayment of stockholder loans               209             -        40,209
  Purchase of equipment                    (12,080)      (14,793)      (54,740)
  Deposits paid, net                             -           690        (1,789)
  Net cash used in acquisition                   -             -        (3,822)
                                      ------------    ----------  ------------
    Net cash used in
      investing activities                (101,871)      (14,103)     (150,142)
                                      ------------    ----------  ------------
Cash flows from financing activities:
  Short-term borrowing                           -             -       398,000
  Payments on short-term borrowing               -       (57,500)      (90,000)
  Proceeds from issuance of common stock 2,165,000       827,076     4,847,960
  Payment of capital acquisition fees            -       (40,326)      (70,826)
  Capital contributed by stockholders            -             -         1,329
  Debt issuance costs                            -             -       (31,697)
                                      ------------    ----------  ------------
    Net cash provided by
      financing activitie                2,165,000       729,250     5,054,766
                                      ------------    ----------  ------------

Net increase in cash                       702,540        (3,242)    1,147,201

Cash, beginning balance                    444,661       250,490             -
                                      ------------    ----------  ------------

Cash, ending balance                  $  1,147,201    $  247,248  $  1,147,201
                                      ============    ==========  ============



The accompanying notes are an integral part of these consolidated financial statements.

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CASH FLOWS . . . continued
                                (Unaudited)

                                                                   Period from
                                                                   December 8,
                                                                   1992
                                                                   (inception)
                                                                   through
                                     Six Months Ended June 30,     June 30,
                                        1997          1996         1997

Reconciliation of net loss to net cash used in
 operating activities:
  Net loss                              $ (2,578,989)  $ (888,086) $(5,761,398)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Interest expense on notes paid in
   common stock                                    -      130,746      130,746
  Consulting services paid in stock options  757,662            -    1,181,714
  Consulting and professional services paid
   in common stock                           359,793        1,074      364,594
  Amortization of debt issuance costs              -            -       31,697
  Amortization of debt discount                    -            -        2,000
  Loss on disposal of assets                       -            -        1,767
  Depreciation                                 6,131        3,702       23,037
                                        ------------  -----------  -----------
  Net cash used in operating activities before
   changes in assets and liabilities      (1,455,403)    (752,564)  (4,025,843)
  (Increase) decrease in prepaid expenses    (12,955)      19,410      (19,089)
  (Increase) decrease in other current assets    870       (1,296)     (10,138)
  Increase in current liabilities            106,899       44,625      297,647
  Decrease in accrued interest payable             -      (28,564)           -
                                        ------------   ----------  -----------
    Net cash used in
     operating activities               $ (1,360,589)  $ (718,389) $(3,757,423)
                                        ============   ==========  ===========













The accompanying notes are an integral part of these consolidated financial statements.

       7                  IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Six Months Ended June 30, 1997 and 1996
             and the Period from December 8, 1992 (Inception)
                           Through June 30, 1997

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

    The results of the operations for the three months and the six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2.  NET LOSS PER COMMON SHARE

    For the three and six month periods ended June 30, 1997 and 1996, net loss per common share was computed using the weighted average number of common shares outstanding during the period.

    In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. The Company will adopt this statement for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS 128 will not have a material effect on its financial statements.

3.  NOTES RECEIVABLE - STOCKHOLDERS

    Notes receivable - stockholders represent two promissory notes from officers and stockholders of the Company. The loans are payable in monthly installments of $375 and $160, including interest at 5.66% and 6.65%, with final payments of $60,601 due on March 11, 2002, and $23,603 due on June 20, 2002.
                                    F-5

       8                  IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Six Months Ended June 30, 1997 and 1996
             and the Period from December 8, 1992 (Inception)
                           Through June 30, 1997


3.  NOTES RECEIVABLE - STOCKHOLDERS . . . continued

    Aggregate maturities of notes receivable - stockholders for the next five years are as follows:

                1998                        $  1,130
                1999                           1,203
                2000                           1,275
                2001                           1,352
                2002                        $ 84,831
                                            --------
                                            $ 89,791
                                            ========

4.  STOCKHOLDERS' EQUITY

Regulation S Stock Sale

    In January 1997, the Company completed a sale of 500,000 shares of common stock for $1,000,000 under regulation S of the Securities and Exchange Commission's rules. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of June 30, 1997, warrants to purchase 125,000 shares of common stock at $3.50 per share were outstanding from this sale.

Private Placement Offering

    In March 1997, the Company completed a private placement offering of common stock in which the Company sold 647,850 shares at $2.50. The Company had sold 190,000 of these shares as of December 31, 1996. These shares included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of June 30, 1997, warrants to purchase 161,963 shares of common stock at $3.50 per share were outstanding from these sales.

Stock Issued for Services

    During the six month period ended June 30, 1997, the Company issued 98,800 shares of stock for consulting services. Consulting expense of $359,793 was recorded, which represented the fair market value of the shares issued. The shares were issued pursuant to consulting agreements primarily with Mr. James C. Czirr, Mr. Richard Salter, and Mr. Keith D. Greenfield.

       9                  IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Six Months Ended June 30, 1997 and 1996
             and the Period from December 8, 1992 (Inception)
                           Through June 30, 1997

4.  STOCKHOLDERS' EQUITY. . . continued

Warrants and Options

    During the six month period ended June 30, 1997, Mr. Richard Salter exercised options to purchase 57,500 shares of common stock at $0.01 per share. The options were granted in 1996. As of June 30, 1997 no additional options are held by Mr. Salter.

    During the six month period ended June 30, 1997, Mr. James C. Czirr exercised warrants to purchase 200,000 shares of common stock at $.10 per share. The warrants were granted to Mr. Czirr in 1996. As of June 30, 1997, there are no additional warrants held by Mr. Czirr.

    During the six month period ended June 30, 1997, Mr. Keith D.
Greenfield exercised options to purchase 43,000 shares of restricted common stock, and 15,000 shares of common stock under the Nonqualifying Stock Option Plan, at $0.01 per share. The options were granted to Mr.
Greenfield in 1996. As of June 30, 1997, there are no additional stock options held by Mr. Greenfield.

    During the six month period ended June 30, 1997, the Company granted Mr. David Sandberg, options to purchase 7,313 shares of common stock at $0.01 per share in consideration for legal services. The Company valued these options at $30,125 which represented the fair market value of the options. Mr. David Sandberg exercised options to purchase 4,285 shares of common stock, 3,598 of which were granted in 1996. As of June 30, 1997, 6,626 options remain outstanding.

    On May 9, 1997, the Company executed an agreement with Enrico Petrillo, M.D., trading as Michelangelo LLC, for past consulting services in strategic planning. Pursuant to the agreement, Michelangelo LLC, received options to purchase 120,000 shares of common stock at $0.01 per share, exercisable immediately and is committed to granting up to an additional 40,000 shares upon the achievement by the Company of certain milestones. The Company valued these options at $466,800, which represented the fair market value of the options. As of June 30, 1997, 120,000 options remain outstanding.

    During the six month period ended June 30, 1997, the Company entered into an agreement with Eric M. Bonnem, M.D. for consulting services. Under the agreement, Doctor Bonnem will be paid for the first $7,000 of services provided each month. To the extent that services exceed $7,000 for any month, Mr. Bonnem will receive an option to purchase common stock at $0.01 per share. The number of options to be granted is calculated by dividing the value of services provided in excess of $7,000 by the average of the stock's bid price during the last ten trading days of the month. During the six months ended June 30, 1997, the Company granted options to purchase 3,494 shares.

       10                 IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Months and Six Months Ended June 30, 1997 and 1996
             and the Period from December 8, 1992 (Inception)
                           Through June 30, 1997


5.  OTHER MATTERS

Going Concern

    The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements included in its Form 10-K filed with the SEC, operations for the year ended December 31, 1996 resulted in a net loss of $2,300,147, and as of that date the Company had a stockholders' equity of $298,091. During the six months ended June 30, 1997, the Company's net loss was $2,538,989. The Company's ability to operate as a going concern is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

    The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its product candidates under development. During the six months ended June 30, 1997, the Company raised $2,165,000 through the sale of common stock and warrants to purchase common stock.

Litigation

    The Company is in litigation with two former consultants for specific performance and/or damages relating to the Company's refusal to grant certain stock options. The Complaints seek damages in unspecified amounts.
 The Company intends to defend itself vigorously against both actions. One of the complaints has obtained an attachment against $60,038 of the Company's funds on deposit in one of its bank accounts. In the opinion of the Company's legal counsel and management, any liability resulting from the first such litigation would not exceed the attached funds. Management has accrued a liability of $40,000 with respect to the second complaint.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

Overview

    The Company has been a development stage company since inception and has had no production, marketing, product sales or net income. Operations from inception through June 30, 1997 have consisted principally of research, product development and testing, and capital acquisition.

    The Company's operations have primarily been funded by proceeds from debt and equity securities.

    The Company is making presentations to various venture capital sources and pursuing a private placement with existing stockholders and others to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its product candidates under development. During the year ended December 31, 1996, the Company raised $1,999,581 through the sale of 1,332,431 shares of common stock. During the year ended December 31, 1995, the Company raised $507,166 through the sale of 336,491 shares of common stock. During the six months ended June 30, 1997, the Company raised $2,165,000 in capital through the sale of its common stock.

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

    The Company has begun Phase 1 human clinical studies on its cancer metastasis product candidate, GBC-590, in cancer patients at two highly respected clinical centers in the United States, M. D. Anderson Hospital in Houston, Texas and the University of Pennsylvania Graduate Hospital in Philadelphia, Pennsylvania. In May 1997, the Company announced promising in vitro results from an independent evaluation of the Company's lead carbohydrate-based anti-fungal compound, CAN-296. Regarding a third product candidate, MMS-1, experiments conducted during 1996 and prior years proved the possible effectiveness of the compound as a potential treatment for immune system disorders and cancer. Animal studies of MMS-1 are expected to continue during 1997 and clinical testing is currently expected by the third quarter of 1998. The Company will explore new applications of its product candidates and continue research on additional product candidates based on carbohydrate chemistry currently under development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . continued

Overview . . . continued

    The Company's subsidiary, Agricultural Glycosystems, Inc., (AGI) is developing a natural fungicide and, having completed initial successful field studies, will continue further field testing on various plant species and diseases. This fungicide, which is known as ELEXA, has proven to be effective in the field, without toxicity. During 1996, the Company completed toxicity tests based on protocols designed to satisfy the various regulatory authorities and convinced growers of the product's potential. The Company currently expects the EPA registration process to be completed in late 1997 or early 1998. Product marketing, contingent upon EPA approval, is expected to begin soon after EPA approval. The Company is also pursuing registrations in other countries. ELEXA may also be fully registered and approved for sale in Chile in late 1997.

    On December 29, 1995, AGI entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year, AGI will pay $327,000 and in the following four years $332,000, $314,000, $300,000, and
$300,000, respectively. This agreement will be effective until the patents using the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and an additional $297,000 in 1996. The Company has paid $220,000 of the second year's payment during the six month period ending June 30, 1997 and has been charged against research and development costs.

    On April 29, 1997, Agricultural Glycosystems, Inc., signed an exclusive, worldwide licensing agreement with Agrogene Ltd. to commercialize carbohydrate compounds derived from a collection of natural carbohydrates identified and patented by Agrogene Ltd. Agrogene Ltd. is an Israeli based biotechnology company specializing in products for agriculture. The carbohydrates have been extracted from an undisclosed, exotic plant that has very unique resistance and defense attributes. Our initial focus is to continue field testing of AGI-04-106 the first product from this agreement, for use as a natural, non-toxic fungicide to complement our lead agricultural compound, ELEXA. The Company plans to begin the EPA registration process of AGI-04-106 in late 1997. AGI will fund the research and development of this product and future generation products for 5 years at $150,000 per year. The first payment of $25,000 was made in April, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . continued

Results of Operations

    General and Administrative. General and administrative expenses increased to $459,000 for the three months ended June 30, 1997 from $258,000 for the three months ended June 30, 1996 (a 78% increase) and to $759,000 for the six months ended June 30, 1997 from $482,000 for the six months ended June 30, 1996 (a 57% increase). The increases consisted primarily of increases in public relations fees, professional fees and other expenses as a result of the Company's expanded scope of operations.

    Research and Development. Research and development expenses increased to $1,356,000 for the three months ended June 30, 1997 from $136,000 for the three months ended June 30, 1996 (a 900% increase) and to $1,818,000 for the six months ended June 30, 1997 from $310,000 for the six months ended June 30, 1996 (a 486% increase). The increases consisted primarily of increases in consulting fees due in large part to stock and options issued under agreements with consultants, supplies and testing costs in connection with the clinical trials of GBC-590 and the development efforts related to other product candidates.

    Other Income (expense). Other expense, net, increased to $17,477 for the three months ended June 30, 1997 from $1,500 (income) for the three months ended June 30, 1996 and decreased to $2,032 for the six months ended June 30, 1997 from $96,677 for the six months ended June 30, 1996. The increases are primarily a result of higher interest income as a result of higher cash balances available for investment and lower interest expense as a result of the conversion of certain debt securities to common stock and the repayment of additional debt securities.

Liquidity and Capital Resources

    Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $5,246,000. For the six months ended June 30, 1997, the Company's operations utilized cash of $1,361,000 primarily to fund the operating loss and the Company loaned stockholders $90,000. These uses of cash were offset by an equity financing that resulted in net proceeds of $2,165,000 to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . continued

Liquidity and Capital Resources . . . continued

    The Company's audited financial statements for the years ended
December 31, 1996 and 1995 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of June 30, 1997, the Company's accumulated deficit was $5,761,398 and cash balances were $1,147,201. The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from stockholders or other sources. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through early 1998. The Company is currently seeking to complete a private equity placement. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

                        PART II - OTHER INFORMATION

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)


ITEM 1. LEGAL PROCEEDINGS

    Response:  See notes to consolidated financial statements.


ITEM 2. CHANGES IN SECURITIES

    Response:  None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Response:  None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on Tuesday, June 24, 1997. The following represents the results of the voting on proposals submitted to a vote of stockholders at such meeting:

1.  Proposal to elect directors for the ensuing year.

                            Number of Votes
                    For         Against     Abstain

Bradley J. Carver   8,344,865   177         1,456
David Platt, Ph.D.  8,344,865   177         1,456

2. Proposal to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent accountants for 1997.

Number of Votes     For         Against     Abstain
                    8,341,516   4,838       144

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated this 21st day of August, 1997.

                                    IGG INTERNATIONAL, INC.
                                    (the "Registrant")


                                    BY: /s/ Bradley J. Carver,
                                        President, Treasurer, Chief
                                        Financial Officer and a member
                                        of the Board of Director