Form 10-Q
period 1997-09-30
IGG INTERNATIONAL INC
filed 1997-11-14
CIK 946661

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
             PURSUANT TO RULE 901(d) OF REGULATIONS S-T.

=================================================================

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549
                 ____________________________________

                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997.

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

                              YES [ x ]      NO [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at September 30, 1997 was 11,514,023 shares.

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

                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)

                                ASSETS

                                        September 30,  December 31,
                                        1997           1996
Current assets:
  Cash                                  $ 1,561,580    $    444,661
  Prepaid expenses                           13,064           6,134
  Notes receivable - stockholders,
   current portion                            1,151              -
  Other                                      11,934          12,268
                                        -----------    ------------
     Total current assets                 1,587,729         463,063
                                        -----------    ------------
Equipment, net of
  accumulated depreciation                   28,490          23,987
                                        -----------    ------------
Other assets:
  Notes receivable - stockholders,
   net of current portion                    88,365                -
  Deposits                                    1,328            1,789
                                        -----------    -------------
     Total other assets                      89,693            1,789
                                        -----------    -------------
                                        $ 1,705,911    $     488,839
                                        ===========    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $   41,386    $      62,648
  Accrued liability                         168,005          128,100
                                        -----------    -------------
     Total current liabilities              209,391          190,748
                                        -----------    -------------




(In order to transmit these documents to the SEC via EDGAR, IGG
International, Inc., a development stage enterprise, Consolidated
Balance Sheets have been formatted to fit across two pages. This is page 2 of 2.

Stockholders' equity:
  Preferred stock, $.01 par value,
   5,000,000 shares authorized;
    no shares issued and outstanding              -               -
  Common stock, $.01 par value,
   25,000,000 shares authorized;
    11,514,023 shares, and 9,462,641
     shares issued and outstanding
      at September 30, 1997, and December
       31, 1996, respectively               115,140          94,626
  Additional paid-in capital              7,968,163       3,082,822
  Stock options and warrants                707,916         303,052
  Deficit accumulated during
   development stage                     (7,294,699)     (3,182,409)
                                        -----------    ------------
                                          1,496,520         298,091
                                        -----------    ------------
                                        $ 1,705,911    $    488,839
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

                                 F-1a

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                  Period from
                                                                  December 8,
                                                                  1992
                                                                  (inception)
                                                                  through
                3 Months Ended 9/30     9 Months Ended 9/30       September
                1997        1996        1997        1996          30, 1997
Revenues        $         - $        -  $        -    $       -   $        -

General and
administrative
expenses            307,613    269,220   1,106,278       751,006    2,909,262

Research and
development
costs             1,242,887    234,119   3,061,179       543,742    4,324,389
                ----------- ----------  ----------    ----------  -----------
Operating loss   (1,550,500)  (503,339) (4,167,457)   (1,294,748)  (7,233,651)
                ----------- ---------- -----------   -----------  -----------

Other income (expense):
 Interest expense        -       4,160           -      (103,232)    (139,712)
 Interest income    17,199       4,795      55,167        15,510       80,431
 Loss on disposal
  of assets              -          -            -             -       (1,767)
               -----------  ---------   ----------    ----------  -----------
Total other income
  (expense)         17,199      8,955       55,167       (87,722)     (61,048)
               -----------  ---------  -----------   -----------  -----------
Net loss       $(1,533,301) $(494,384) $(4,112,290)  $(1,382,470) $(7,294,699)
               ===========  =========  ===========   ===========  ===========
Net loss per
  common share $     (0.14) $   (0.06) $     (0.38)  $     (0.16)
                ==========  =========  ===========   ===========

Weighted average number
 of common shares
  outstanding   11,250,304  8,637,115   10,738,644     8,637,115
               =========== ========== ============   ===========










The accompanying notes are integral part of these consolidated financial statements.

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                   Period from
                                                                   December 8,
                                                                   1992
                                                                   (inception)
                                                                   through
                                        Nine Months Ended 9/30     September
                                     1997            1996          30, 1997
Cash flows from operating activities:
  Interest received                  $     56,688    $   15,510    $    80,261
  Cash paid for services and
   administration                      (2,037,476)   (1,151,475)    (4,452,141)
  Interest paid                                 -       (10,140)        (5,742)
                                     ------------    ----------   ------------
    Net cash used in
     operating activities              (1,980,788)   (1,146,105)    (4,377,622)
                                     ------------    ----------   ------------
Cash flows from investing activities:
  Loans to stockholders                   (90,000)            -       (130,000)
  Repayment of stockholder loans              485             -         40,485
  Purchase of equipment                   (13,699)      (19,684)       (56,359)
  Deposits paid, net                          461         1,054         (1,328)
  Net cash used in acquisition                  -             -         (3,822)
                                     ------------    ----------   ------------
    Net cash used in
      investing activities               (102,753)      (18,630)      (151,024)
                                     ------------    ----------   ------------
Cash flows from financing activities:
  Short-term borrowing                          -             -        398,000
  Payments on short-term borrowing              -       (75,000)       (90,000)
  Proceeds from issuance
   of common stock                      3,200,460     1,313,743      5,883,420
  Payment of capital acquisition fees           -       (60,826)       (70,826)
  Capital contributed by stockholders           -             -          1,329
  Debt issuance costs                           -             -        (31,697)
                                     ------------    ----------   ------------
    Net cash provided by
      financing activities              3,200,460     1,177,917      6,090,226
                                     ------------    ----------   ------------

Net increase in cash                    1,116,919        13,182      1,561,580

Cash, beginning balance                   444,661       250,490              -
                                     ------------    ----------   ------------

Cash, ending balance                 $  1,561,580    $  263,672   $  1,561,580
                                     ============    ==========   ============






The accompanying notes are an integral part of these consolidated financial statements.

                          IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF CASH FLOWS . . . continued
                                (Unaudited)

                                                                  Period from
                                                                  December 8,
                                                                  1992
                                                                  (inception)
                                                                  through
                                     Nine Months Ended 9/30       September
                                     1997           1996          30, 1997

Reconciliation of net loss to net cash used in
 operating activities:
  Net loss                           $ (4,112,290)  $(1,382,470)  $(7,294,699)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Interest expense on notes paid in
   common stock                                 -       130,746       130,746
  Consulting services paid
   in stock options                       856,824             -     1,280,876
  Consulting and professional services paid
   in common stock                        534,293         1,992       539,094
  Acquisition of minority interest in
   subsidiary paid in common stock        719,142             -       791,142
  Amortization of debt issuance costs           -             -        31,697
  Amortization of debt discount                 -             -         2,000
  Loss on disposal of assets                    -             -         1,767
  Depreciation                              9,196         6,513        26,102
                                     ------------   -----------   -----------
  Net cash used in operating
   activities before changes in
   assets and liabilities              (1,992,835)   (1,243,219)   (4,563,275)
  (Increase) decrease in
    prepaid expenses                       (6,930)       22,418       (13,064)
  (Increase) decrease in
    other current assets                      334        (2,840)      (10,674)
  Increase in current liabilities          18,643       111,030       209,391
  Decrease in accrued interest payable          -       (33,494)            -
                                     ------------    -----------  -----------
    Net cash used in
     operating activities            $ (1,980,788)  $(1,146,105)  $(4,377,622)
                                     ============    ==========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

       7                  IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1997 and 1996
and the Period from December 8, 1992 (Inception) Through September 30, 1997

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

    The results of the operations for the three months and the nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

2.  NET LOSS PER COMMON SHARE

    For the three and nine month periods ended September 30, 1997 and 1996, net loss per common share was computed using the weighted average number of common shares outstanding during the period.

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

       8                  IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1997 and 1996
and the Period from December 8, 1992 (Inception) Through September 30, 1997


3.  NOTES RECEIVABLE - STOCKHOLDERS . . . continued

    Aggregate maturities of notes receivable - stockholders for the next five years are as follows:

                1998                        $  1,151
                1999                           1,220
                2000                           1,294
                2001                           1,402
                2002                        $ 84,449
                                            --------
                                            $ 89,516
                                            ========

4.  STOCKHOLDERS' EQUITY

Regulation S Stock Sale

    In January 1997, the Company completed a sale of 500,000 shares of common stock for $1,000,000 under regulation S of the Securities and Exchange Commission's rules. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of September 30, 1997, warrants to purchase 125,000 shares of common stock at $3.50 per share were outstanding from this sale.

    In September 1997, the Company completed an additional sale of 250,000 shares of common stock for $675,000 under regulation S of the Securities and Exchange Commission's rules. These shares also include an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of September 30, 1997, warrants to purchase 62,500 shares of common stock at $4.75 per share were outstanding from this sale.

Private Placement Offering

    In March 1997, the Company completed a private placement offering of common stock in which the Company sold 647,850 shares at $2.50. The Company had sold 190,000 of these shares as of December 31, 1996. These shares included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of September 30, 1997, warrants to purchase 161,963 shares of common stock at $3.50 per share were outstanding from these sales.

       9                  IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1997 and 1996
and the Period from December 8, 1992 (Inception) Through September 30, 1997

4.  STOCKHOLDERS' EQUITY. . . continued

Private Placement Offering . . . continued

    In August 1997, the Company began a private placement offering of common stock in which the Company will sell up to 500,000 shares at $3.00 per share. The Company sold 120,000 shares as of September 30, 1997. These shares include an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of September 30, 1997, warrants to purchase 30,000 shares of common stock at $4.75 per share were outstanding from these sales.

Stock Issued for Services

    During the nine month period ended September 30, 1997, the Company issued 119,300 shares of stock for consulting services. Consulting expense of $442,043 was recorded, which represented the fair market value of the shares issued. The shares were issued pursuant to consulting agreements primarily with Mr. James C. Czirr, Mr. Richard Salter, Mr. Keith D. Greenfield, and Mr. Vodek Sasak.

    In July 1997, the Company executed an employment agreement with Mr. Richard Salter in which Mr. Salter will be issued options to purchase 2,500 shares of non-restricted and 2,500 shares of restricted stock on a monthly basis. The shares are valued at fair market value on the date of issuance. As of September 30, 1997 Mr. Salter had been issued 20,000 shares and operations has been charged $92,250.

Warrants and Options

    During the nine month period ended September 30, 1997, Mr. Richard Salter exercised options to purchase 57,500 shares of common stock at $0.01 per share. The options were granted in 1996. As of September 30, 1997 no additional options are held by Mr. Salter.

    During the nine month period ended September 30, 1997, Mr. James C. Czirr exercised warrants to purchase 200,000 shares of common stock at $.10 per share. The warrants were granted to Mr. Czirr in 1996. As of September 30, 1997, there are no unexercised warrants held by Mr. Czirr.

    During the nine month period ended September 30, 1997, Mr. Keith D. Greenfield exercised options to purchase 43,000 shares of restricted common stock, and 15,000 shares of common stock under the Nonqualifying Stock Option Plan, at $0.01 per share. The options were granted to Mr. Greenfield in 1996. As of September 30, 1997, there are no additional unexercised stock options held by Mr. Greenfield.

       10                 IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1997 and 1996
and the Period from December 8, 1992 (Inception) Through September 30, 1997

4.  STOCKHOLDERS' EQUITY . . . continued

Warrants and Options . . . continued

    During the nine month period ended September 30, 1997, the Company granted Mr. David Sandberg, options to purchase 11,766 shares of common stock at $0.01 per share in consideration for legal services. The Company valued these options at $48,687 which represented the fair market value of the options. Mr. David Sandberg exercised options to purchase 12,113 shares of common stock, 3,598 of which were granted in 1996. As of September 30, 1997, 3,251 options remain outstanding.

    On May 9, 1997, the Company executed an agreement with Enrico Petrillo, M.D., trading as Michelangelo LLC, for past consulting services in strategic planning. Pursuant to the agreement, Michelangelo LLC, received options to purchase 120,000 shares of common stock at $0.01 per share, exercisable immediately and is committed to granting up to an additional 40,000 shares upon the achievement by the Company of certain milestones. The Company valued these options at $466,800, which represented the fair market value of the options. In August 1997, Mr. Petrillo exercised options to purchase 46,000 shares of common stock. As of September 30, 1997, 74,000 unexercised options held by Mr. Petrillo remain outstanding.

    During the nine month period ended September 30, 1997, the Company entered into an agreement with Eric M. Bonnem, M.D. for consulting services. Under the agreement, Dr. Bonnem will be paid for the first $7,000 of services provided each month. To the extent that services exceed $7,000 for any month, Dr. Bonnem will receive an option to purchase common stock at $0.01 per share. The number of options to be granted is calculated by dividing the value of services provided in excess of $7,000 by the average of the stock's bid price during the last ten trading days of the month. During the nine months ended September 30, 1997, the Company granted options to purchase 5,841 shares, none of which have been exercised. The Company valued these options at $26,710, which represented the fair market value of the underlying common stock.

Acquisition of Minority Interest in Subsidiary

    The Company acquired the remaining minority interest in its subsidiary, International Gene Group, Inc. By issuing 205,469 shares of restricted stock in exchange for the outstanding shares in the subsidiary. Research and development costs have been charged for $719,142, which represents the fair market value of the shares issued.

       11                 IGG INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended September 30, 1997 and 1996
and the Period from December 8, 1992 (Inception) Through September 30, 1997

5.  OTHER MATTERS

Going Concern

    The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements included in its Form 10-K filed with the SEC, operations for the year ended December 31, 1996 resulted in a net loss of $2,300,147, and as of that date the Company had a stockholders' equity of $298,091. During the nine months ended September 30, 1997, the Company's net loss was $4,112,290. The Company's ability to operate as a going concern is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations.

    The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its product candidates under development. During the nine months ended September 30, 1997, the Company raised $3,200,460 through the sale of common stock and warrants to purchase common stock.

Litigation

    The Company is in litigation with a former consultant for specific performance and/or damages relating to the Company's refusal to grant certain stock options. The Complaint seeks damages in unspecified amounts. The Company intends to defend itself vigorously against the lawsuit. Management has accrued an estimated liability with respect to the lawsuit.

    The Company recently settled a second complaint for specific performance relating to the Company's refusal to grant certain shares of stock. The Company will be required to issue 10,000 shares of common stock. The Company has charged operations for $60,000 at September 30, 1997, which represents an estimate of the fair market of the shares to be issued. The Company will receive a release of an attachment against funds on deposit in one of its bank accounts.

Acquisition of Licensing Agreement

    In October 1997, the Company entered into an agreement to license certain patented technology from Leket-Bar Chemicals, Ltd. The Company is required to pay $400,000 over the next four years and royalties on future product sales.
                                    F-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

Overview

    The Company has been a development stage company since inception and has had no production, marketing, product sales or net income. Operations from inception through September 30, 1997 have consisted principally of research, product development and testing, and capital acquisition.

    The Company's operations have primarily been funded by proceeds from debt and equity securities.

    The Company is making presentations to various venture capital sources and pursuing a private placement with existing stockholders to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its product candidates under development. During the year ended December 31, 1996, the Company raised $1,999,581 through the sale of 1,332,431 shares of common stock. During the year ended December 31, 1995, the Company raised $507,166 through the sale of 336,491 shares of common stock. During the nine months ended September 30, 1997, the Company raised $3,200,460 in capital through the sale of its common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . continued

Overview . . . continued

    The Company's subsidiary, Agricultural Glycosystems, Inc., (AGI) is developing a natural fungicide and, having completed initial successful field studies, will continue further field testing on various plant species and diseases. This fungicide, which is known as ELEXA, has proven to be effective in the field, without toxicity. During 1996, the Company completed toxicity tests based on protocols designed to satisfy the various regulatory authorities and convinced growers of the product's potential.
In November 1997, the Company received EPA approval and expects to begin product marketing in the second quarter 1998. The Company is also pursuing registrations in other countries. ELEXA may also be fully registered and approved for sale in Chile in late 1997.

    On December 29, 1995, AGI entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products arising from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year, AGI will pay $327,000 and in the following four years $332,000, $314,000, $300,000, and
$300,000, respectively. This agreement will be effective until the patents using the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and an additional $297,000 in 1996. The Company has paid $220,000 of the second year's payment during the nine month period ended September 30, 1997 and has been charged against research and development costs.

    On April 29, 1997, Agricultural Glycosystems, Inc., signed an exclusive, worldwide licensing agreement with Agrogene Ltd. to commercialize carbohydrate compounds derived from a collection of natural carbohydrates identified and patented by Agrogene Ltd. Agrogene Ltd. is an Israeli based biotechnology company specializing in products for agriculture. The carbohydrates have been extracted from an undisclosed, exotic plant that has very unique resistance and defense attributes. Our initial focus is to continue field testing of AGI-04-106 the first product from this agreement, for use as a natural, non-toxic fungicide to complement our lead agricultural compound, ELEXA. The Company plans to begin the EPA registration process of AGI-04-106 in late 1997. AGI will fund the research and development of this product and future generation products for 5 years at $150,000 per year. The first payment of $25,000 was made in April, 1997. A second payment of $25,000 was made in September, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . continued

Overview . . . continued

    On October 22, 1997, AGI entered into an exclusive, worldwide assignment agreement with Leket-Bar Chemical Ltd. for all of their agricultural products. The Company has committed to pay $400,000 over the next four years and royalties on future product sales. Leket-Bar Chemical Ltd. is an Israeli biotechnology company that has developed and is marketing a series of patented products including several modified carbohydrate compounds for use as fertilizers and fungicides. The products have already proven to have broad agricultural applications in the market place. The acquisition will enable AGI to accelerate entry into world markets with a portfolio of non-toxic products. Such products include several carbohydrate based fertilizers that do not require EPA registration and have toxicity profiles similar to food grade products. Some of the products acquired include non-toxic fertilizers and a degradable fungicide. The products acquired in this transaction have been approved and marketed for several years in Israel and six other countries. Leket-Bar's technologies fit the Company's Safe Science approach to the development of agricultural products. The Company's goal is to introduce to the commercial grower as well as the consumer, for home and garden use, a broad range of agricultural products that are safer for humans and the environment under the single brand name GREENLEAF.

Results of Operations

    General and Administrative. General and administrative expenses increased to $307,613 for the three months ended September 30, 1997 from $269,220 for the three months ended September 30, 1996 (a 14% increase) and to $1,106,278 for the nine months ended September 30, 1997 from $751,006 for the nine months ended September 30, 1996 (a 47% increase). The increases consisted primarily of increases in public relations fees, professional fees and other expenses as a result of the Company's expanded scope of operations. Included in general and administrative expenses for the nine months ended September 30, 1997 are $48,687 of professional fees which were paid by grants of stock options.

    Research and Development. Research and development expenses increased to $1,242,887 for the three months ended September 30, 1997 from $234,119 for the three months ended September 30, 1996 (a 430% increase) and to $3,061,179 for the nine months ended September 30, 1997 from $543,742 for the nine months ended September 30, 1996 (a 462% increase). The increases consisted primarily of increases in consulting fees due in large part to stock and options issued under agreements with consultants, supplies and testing costs in connection with the clinical trials of GBC-590, development efforts related to other product candidates, and the acquisition of the minority interest in its subsidiary. Included in research and development expenses for the nine months ended September 30, 1997 are $2,061,572 of costs paid by the issuance of common stock and grants of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . continued

Results of Operations . . . continued

    Other Income (expense). Other income, net, increased to $17,199 for the three months ended September 30, 1997 from $8,955 for the three months ended September 30, 1996 to $15,167 for the nine months ended September 30, 1997 from $(87,722) for the nine months ended September 30, 1996. The increases are primarily a result of higher interest income as a result of higher cash balances available for investment and lower interest expense as a result of the conversion of certain debt securities to common stock and the repayment of additional debt securities.

Liquidity and Capital Resources

    Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $6,281,000. For the nine months ended September 30, 1997, the Company's operations utilized cash of $1,981,000 primarily to fund the operating loss and the Company loaned stockholders $90,000. These uses of cash were offset by equity financings that resulted in net proceeds of $3,200,460 to the Company.

    The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company leased office facilities under a two-year lease which terminated in August 1997. Additional office space has been leased and the Company has moved its operations to the new location on November 1, 1997. The move is necessary to meet current and future expansion needs. Annual rent expense will be approximately $80,000. The expiration date on the new lease is May 31, 2002.

    As discussed in Note 5, the Company has an annual obligation of $100,000 a year for the next four years to purchase certain licensing agreements.

    The Company's audited financial statements for the years ended
December 31, 1996 and 1995 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of September 30, 1997, the Company's accumulated deficit was $7,294,699 and cash balances were $1,561,580. The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from stockholders or other sources. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through early 1998. The Company is currently seeking to complete a private equity placement. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

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

    Dated this 13th day of November, 1997.

                                    IGG INTERNATIONAL, INC.
                                    (the "Registrant")


                                    BY: /s/ Bradley J. Carver,
                                        President, Treasurer, Chief
                                        Financial Officer and a member
                                        of the Board of Director