Form 10-K
period 1997-12-31
SAFESCIENCE INC
filed 1998-03-31
CIK 946661

                              FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1997.
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______________________.

                    Commission file number 0-26476

                          SAFESCIENCE, INC.
                 (Formerly, IGG International, Inc.)
        (Exact name of registrant as specified in its charter)

Nevada                             33-0231238
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization      Identification No.)

                         Park Square Building
                    31 St. James Avenue, Suite 520
                           Boston, Massachusetts       02116
              (Address of principal executive offices)   Zip Code

(Registrant's telephone number, including area code)   (617) 621-3133
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

  The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 31, 1997 was 11,991,778.

                                PART I

ITEM 1.   BUSINESS.

General

  SafeScience, Inc. ("SafeScience"), formerly IGG International, Inc., is a biotechnology company whose research efforts are directed at products to improve plant health, the treatment of human cancer and infectious diseases. The Company has two wholly-owned subsidiaries, Agricultural Glycosystems, Inc. ("AGI"), which operates an agrichemical and plant health business, and International Gene Group, Inc. ("IGG"), which operates a human therapeutic business. SafeScience, AGI and IGG are referred to collectively as the "Company."

  The Company is presently researching several products, nearly all of which are derived from naturally occurring substances: AGI's principal products are Greenleaf Plant Defense Booster ("Greenleaf PDB", formerly ELEXA), an inhibitor of plant fungus [which was recently granted approval by the Environmental Protection Agency ("EPA")]; SAF-711, a second fungicide product derived from natural carbohydrates extracted from a plant ("SAF-711"); and Dentamet, a third fungicide which has the potential of working as a fumigant; and a line of non-toxic fertilizer products. IGG's principal products are GBC 590, a complex carbohydrate glycoprotein which inhibits human melanoma cancer cells; CAN-296, a natural antifungal agent which inhibits infections such as Candida, and Microorganism Substance (MMS-1). Patents for MMS-1, Dentamet and the fertilizers have been issued and all other patents are currently pending for all products.

  In addition in October 1997, the Company announced that AGI had entered into an agreement with an Israeli biotechnology company, Leket-Bar Ltd., to acquire a worldwide, exclusive license to all Leket-Bar's products. These products consist of a series of patented products, including several modified carbohydrate compounds for use as fertilizers and fungicides. The products acquired in this transaction have been approved and marketed for several years in Israel and six other countries. Several of the products acquired are carbohydrate-based fertilizers which do not require registration with the EPA to be sold in the United States.

  On April 1997, the Company announced that AGI had entered into an exclusive, worldwide licensing agreement with Agrogene, Ltd., an Israeli-based biotechnology company specializing in products for agriculture. AGI acquired the rights to commercialize the compounds derived from a collection of natural carbohydrates identified and patented by Agrogene. The first compound which is under development, a fungicide known as SAF-711, has shown in field and greenhouse studies an ability to kill a broad range of fungi on plants such as downy mildews, late blight, powdery mildews and rusts.

  In December 1997, the Company entered into two agreements for the distribution of the Company's agricultural products. The first agreement provides for exclusive distribution rights in the United

Arab Emirates, the Sultanate of Oman, Bahrain, Qatar and the Kingdom of Saudi Arabia. The second agreement provides for exclusive distribution rights in New Zealand and Australia. The Company received payments of $10,000 from each distributor, to be credited toward amounts subsequently payable under the agreements. In addition, in March 1998, the Company entered into another agreement providing for exclusive distribution rights in Argentina and Uruguay. No advance payment was received in connection with such agreement.

  The Company has also acquired the trademark rights to the name "Greenleaf", which is the brand name that the Company has begun using to market its non-toxic products, including the products acquired from Leket-Bar. Greenleaf is a registered United States trademark.

  Potential risks associated with the development of the Company's products are: 1) some of the products referred to herein may never be developed; 2) anticipated future losses due to the cost of research and development; 3) the timing and cost associated with governmental regulation and approval; 4) absence of patent protection; 5) the risk of product liability claims; and 6) the uncertainty that the Company will ever operate profitably. For all of the foregoing reasons, an investment in the Company's securities is risky and purchasers should be aware that they might lose their entire investment.

  Prior to marketing certain of its products, the Company must obtain regulatory approval from the United States Food and Drug
Administration ("FDA") and/or the EPA.  The Company  announced on
November 6, 1997, that it had received EPA approval of Greenleaf PDB.

  The Company has financed itself during 1996 and 1997 by a series of private placement financings. In the Company's estimation these financings have sufficiently funded the Company to continue its product development agenda, pursue regulatory approvals of products and begin to market its existing products. However, the Company has to obtain and will continue to seek additional financing through the private sale of restricted securities to investors, and will attempt to enter into joint venture, licensing or similar arrangements with large chemical and/or pharmaceutical companies to provide additional funding.

  To date, the Company's activities have consisted primarily of research, development and testing. Such activities have resulted in accumulated losses through the end of the Company's most recent fiscal year. The Company anticipates that it will also incur losses in 1998 as a result of its continued research.

Business Objective

  SafeScience has embarked on a mission to build a world brand. As a starting position, the Company has developed carbohydrate based products in both the areas of agriculture and human therapeutics. The Company will market and distribute the SafeScience "Greenleaf" brand of agricultural products in 1998. In addition, new products and technologies will be developed that will bolster "SafeScience, Inc." as a world standard for product safety.

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

Glycoprotein        Compounds in which carbohydrate side chains are
                    covalently linked to a protein. Common side chains include D-galactose, D-mannose and
                    N-acetyl-D-glucosamine.  Cell surface
                    glycoproteins play a role in cell recognition.
                    Other biologically important glycoproteins include enzymes, hormones and antigens.

Granulomas          Nodular inflammatory lesions.

Homocytotropic
Antibodies          Cells that have an affinity to like cells.

Humoral             Relating to extra cellular fluids in the body.

Ig (immunoglobulin) A protein of globulin type (usually
                    gamma-globulin) that possesses antibody activity.

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

International Gene Group, Inc.
Human Therapeutic Subsidiary

Technical Background

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

  IGG has incorporated the foregoing theory into its research on cell adhesion molecules and believes that cell adhesion plays a key role in other diseases as well, such as the spread of cancer cells throughout the body beginning at the primary tumor. For example, the carbohydrates recognized by a specific lectin appear on the cells of diverse tumors. It is theorized that some malignant cells recruit the adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. If so, anti-adhesive drugs will also be anti-metastatic drugs. While the foregoing has been theorized by IGG, it has not been scientifically established that the foregoing is correct and there is no assurance that the foregoing will ever be scientifically established.

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

  A single isolated cancer tumor can be surgically removed.
However, once the cancer spreads to various organs, removal becomes difficult or impossible. IGG believes by preventing the ability of the cancer to metastasize, aggregate and form new tumor colonies, the number of cancer deaths can be reduced. The foregoing is based upon theory and there is no scientific evidence to support such theory. Moreover, since different types of cancer cells appear to share common "markers" which facilitate adhesion of infected cells, it is possible that a treatment which prevents cellular adhesion in one type of cancer (such as highly metastatic melanoma) could prove ineffective in other types of cancer.

Products

Complex Carbohydrate Substance (GBC 590)

  Intracellular interactions play a key role in various steps of the metastatic process. IGG has designed a natural complex carbohydrate
glycoprotein (GBC 590).   The GBC 590 compound is designed to
recognize specific lectins which appear only on metastatic cells.
The substance acts as a molecular decoy, which attaches to the metastatic cell and prevents the aggregation of the metastatic cells. Following the elimination of the ability of the metastatic cells to create an emboli, only single metastatic cells remain in the blood circulation. These individual cells marked with the carbohydrate molecule can then be destroyed by the body's immune system.

  The GBC 590 substance was used in a controlled experiment, the results of which were published in the Journal of the National Cancer Institute. The experiment resulted in a complete inhibition of metastatic mice melanoma cells in mice. Human melanoma cancer cells can also be inhibited by the GBC 590. No/No nude mice, which lack an immune system and can not reject human cells, were injected with metastatic human melanoma cells. The mice were subsequently injected with the GBC 590. One control group was injected with a placebo and the other with only the human melanoma cells. The results from the experiment showed no evidence of the presence of melanoma cancer or metastasis in the mice injected with the GBC 590 and human melanoma cells. The control mice injected only with the melanoma cells showed significant metastasis and numerous tumor colonies in the lungs. The tests were performed at the Michigan Department of Public Health in Lansing, Michigan.

  On January 13, 1997, the Company announced that IGG's lead therapeutic compound, GBC-590, had been cleared by the Food and Drug Administration to begin human testing in patients with cancer at the M.D. Anderson Medical Center in Texas and the Graduate Hospital in Philadelphia. The Company announced the commencement of such testing on March 26, 1997. The study is continuing on schedule.

  In February 1995, in independent research paper was published in the JNCI. The study used a compound similar to IGG's GBC 590 substance. The study showed almost 100% elimination of prostate cancer metastases in rats. These independent scientific results indicates that many forms of cancer may produce metastatic cells with the same markers to which IGG's substance derived from the complex carbohydrate attaches. As a result, while the substance has only been tested on melanoma and prostate cancer in animals, the product may or may not have an application in treating other cell lines as well.

  There are no assurances that injection with IGG's GBC 590 substance will prove effective in reducing or eliminating the spread of cancer and that there have not been any studies or tests conducted to support such intended effect.

Micro-organism (MMS-1)

  MMS-1 has demonstrated the ability to inhibit metastasis in No/No nude mice (Mice without an active immune system so they will not reject human cells) injected with human melanoma cells. The test was performed according to a research article in the International Journal Cancer, 1992. Two groups of mice were injected intravenously with melanoma human cancer cells. The test group was injected twice a week with MMS-1. After 35 days group 1 was compared to test group 2 with respect to tumor growth using the Wilcoxon Rank Sum Text. Multiple comparisons were made across 5 days using Bonferroni's rule. The test was conducted at an overall significance level of 0.05. MMS-1 significantly reduced the amount of cancer cells in the mice's lungs.

  IGG is studying the results of its laboratory experiments to determine the reason for the unique immunological response triggered in these animals studies. However, there are no assurances that injection with IGG's GBC 590 substance will prove effective in reducing or eliminating the spread of cancer and that there have not been any studies or tests conducted to support such intended effect.

CAN-296

  IGG has developed a new type of antifungal agent, derived from a naturally occurring complex carbohydrate, which has been named "CAN-296". CAN-296 demonstrates an excellent in vitro inhibitory antifungal and fungicidal spectrum, including azole-resistant Candida. Candida is a species of fungus which is a common infection. Candida is divided into two types of disease: superficial and deep seated. Superficial infections are characterized by common ailments such as athlete's foot, superficial skin infections and vaginitis. Deep seated infections with Candida often occur against the background of immune suppression such as bone marrow transplantation, leukemia or HIV infection. Current therapies for Candida are confined to a series of agents, many of which have been in the market place for some 20-30 years. Existing therapies have a limited efficacy and, when administered systemically, have serious side effects. Although recent advances in the adverse reaction profile from some of these agents has occurred with the liposomal products, no fundamental advances have occurred in terms of the efficacy of agents against this disease. When it occurs in a deep seated infection, Candida may be life threatening.

  IGG believes that the mechanism of action of its carbohydrate product CAN-296 is fundamentally different from existing products against fungal disease. IGG has developed data with CAN-296 to suggest that it is efficacious in pre-clinical experiments in which these other standard agents have failed. There is immediate and dramatic killing of Candida in vitro in comparison to other commercially available agents. IGG has developed one formulation for study and plans to study additional formulations before entering the clinic for further testing of the agent. IGG hopes that the broad spectrum of anti-Candida activity together with the rapid fungicidal effect may make CAN-296 a promising agent for clinical use.

Research

  Research efforts will continue on all substances to establish efficacy, and identify the processes involved in carbohydrate based cellular interactions. Additional research needs include experiments to complete the structural identification of IGG's products and to gain a better understanding of the responses triggered by the substances.

  IGG is presently conducting research on a contract or collaboration basis with many institutions throughout the world. IGG intends to continue research in select areas on a contract basis. In doing so, it will be able to consult with experts in particular fields who have state of the art facilities and trained personnel. All such research will continue to be conducted under strict confidentiality agreements which prohibit use and disclosure of IGG's products and prohibit publication of findings without the consent of IGG.

Agricultural Glycosystems, Inc.
Plant Health Subsidiary

Technical Background

  AGI is commercializing products designed to improve a plant's natural ability to resist disease. This approach is innovative in contrast with the traditional fungicide chemicals which are toxins that function as agents to kill fungus directly. These new carbohydrate compounds are favorable since they are known to have low toxicity and have very little impact on the environment.

  AGI's lead product, Greenleaf PDB, has been designed to inhibit fungal infections in a variety of plant species. Greenleaf PDB is a complex carbohydrate that has significantly reduced fungal infection in greenhouse and field studies without adversely impacting the plant under test. On November 6, 1997, the Company announced that Greenleaf PDB had been approved by the EPA.

  Results from greenhouse experiments demonstrate that Greenleaf PDB is highly effective in controlling fungal diseases on cucumber, rice, potato and tomato plants. AGI has also initiated multiple field tests on grapes, strawberries, tomatoes, potatoes, rice and other vegetable crops to confirm Greenleaf PDB's efficacy under normal growing conditions. Preliminary results demonstrated very encouraging protection levels on grapes, strawberries and cucumbers. The results of field trials on grapes in particular showed that Greenleaf PDB can provide a level of protection against fungal infestation equal to or greater than that provided by a commonly used commercial fungicide. Approval of the fungicide registration for Greenleaf PDB by the EPA was announced in November 1997. AGI's second and third products, SAF-711 and Dentamet, will begin field testing and EPA registration in 1998.

  Fungicides are used to control fungi appearance and damage to foliage, crops, plants, roots and in post-harvest storage of fruits and vegetables. The world market for fungicides is estimated to be approximately $5.4 billion.

  Greenleaf PDB is the result of research conducted by AGI, together with the Governmental of Israel (Volcani Institute), which identified a specific carbohydrate compound that induces the natural response that allows a plant to resist disease. This proprietary and patent pending technology has significance for the following reasons:

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

  *  the modification of plant cell walls.

  The active components which induce defense responses in plants are commonly referred to as "elicitors." Greenleaf PDB is a "carbohydrate elicitor" capable of inducing one or more plant defense responses.

  The mechanisms by which Greenleaf PDB induces the various defense responses in plant cells remain partially unknown. Recent research has demonstrated that Greenleaf PDB induces several rapid responses at the plant cell surface that may be part of the signal transduction pathway.

  AGI has an agreement with the Volcani Institute to co-develop new agricultural products such as naturally derived, non-toxic insecticides, as well as, safe and effective products for the home and garden. AGI believes that Greenleaf PDB has the potential to achieve a strong position in both the post-harvest and home and garden markets in the light of preliminary data which suggest that the product controls fungal disease on post-harvest applications. In addition, Greenleaf PDB will have appeal to consumers who are demanding less toxic products for their home and garden use. Greenleaf PDB (previously ELEXA)

  AGI's lead product, Greenleaf PDB, which has been approved by the EPA, is a complex carbohydrate which has been developed in conjunction with the Israeli Government's Agricultural Research Organization Volcani Institute to inhibit fungal infections in a variety of plants, fruits and vegetables. A number of field studies have been undertaken in which the compound has been shown to be effective in controlling disease without adversely impacting the plants.

  The result of additional studies conducted by the Volcani
Institute were announced in September 1996. Undertaken in greenhouse conditions, they demonstrated that Greenleaf PDB was highly effective in controlling fungal diseases on cucumber, potato and tomato plants. Seven days after treatment with a 0.1 per cent solution of Greenleaf PDB, approximately 80 per cent of the crops were free of disease compared with zero per cent for the non-treated control plants. Greenleaf PDB was successfully tested against botrytis cinerea, downy mildew, phytophthora infestans, coletotrichum spp. and pythium spp.

  In January 1997, the Company announced results of several recently completed independent field tests conducted on Greenleaf PDB. The results suggested that Greenleaf PDB can control damaging fungal diseases on several crops. The studies also demonstrated the Greenleaf PDB can provide a level of protection against fungal infestation comparable with the protection provided by a commonly used commercial chemical fungicide.

  The independent field test on grapes, the results of which were published in October 1996, demonstrated Greenleaf PDB's efficacy in preventing fungal attack on treated grape vines in a commercial Californian vineyard. In this study, conducted under EPA Good Laboratory Practice Standards, one-third of the grape vines were treated with a 0.1 per cent concentration of Greenleaf PDB, one-third were treated with a commercial fungicide frequently used to protect grapes from fungal attack, and one-third remained untreated. After treatment, about 10.4 per cent of the untreated grapes showed botrytis infection, a serious fungal disease, compared with only 1.6 per cent of the vines treated with Greenleaf PDB. About 2.5 per cent of the vines treated with the commercial chemical fungicide were infected with botrytis. This study demonstrated that Greenleaf PDB can provide a level of protection against fungal infestation equal to the protection provided by a commonly used commercial chemical fungicide.

  On April 18, 1997 the Company announced the results of two recently completed studies of Greenleaf PDB. Greenleaf PDB demonstrated efficacy in preventing fungal diseases equal to the protection provided by two commonly used commercial chemical fungicides on treated tomato fruit in a commercial field study conducted in Chile. In the other study, a greenhouse study conducted by a leading university apple research center in the United States, Greenleaf PDB combined with a commercial adjuvant also provided a four-fold reduction of apple powdery mildew on apple seedlings. On July 24, 1997, the Company announced the result of independent studies showing that Greenleaf PDB, in combination with commercial adjuvant, was as successful at preventing fungal damage to chardonnay grapes as the leading synthetic fungicides. The studies were performed by independent researchers at U.C.-Davis and the U.C. Cooperative Extension. The Company also announced the results of a recent toxicology study showing that, even at the highest oral concentrations, Greenleaf PDB has very low mammalian toxicity, does not cause any eye or skin irritation and does not elicit any allergenic reactions.

  In January 1996, AGI entered into an exclusive worldwide licensing agreement with the Volcani Institute to commercialize Greenleaf PDB. Production procedures have been scaled-up to meet the demands projected for the next few years.

Other products

  In October 1997, the Company announced it had licensed from an Israeli biotechnology company known as Leket-Bar, Ltd. of an extensive line of fertilizers as well as Dentamet, an effective fungicide which has the potential of working as a fumigant. The Volcani Institute in Israel has conducted an evaluation of the anti-fungal and anti-bacterial effectiveness of the fungicide product. The fertilizers display no phytotoxity and convey nutrients with specific adaptations to a variety of crops, environmental conditions and cropping systems. These fertilizers have been successfully introduced in several markets including Israel as well as South and Latin America.

  On April 29, 1997, the Company announced that AGI had entered into an exclusive, worldwide licensing agreement with Agrogene, Ltd., an Israeli-based biotechnology company specializing in products for agriculture. AGI acquired the rights to commercialize the compounds derived from a collection of natural carbohydrates identified and patented by Agrogene. The carbohydrates have been extracted from a Mediterranean plant that has unique resistance and defense attributes. The first compound which is under development, a fungicide known as SAF-711, has shown in field and greenhouse studies an ability to kill a broad range of fungi on plants such as downy mildews, late blight, powdery mildews and rusts. The plant grows abundantly and is harvested twice a year, which should allow for the preparation of the product on a commercial scale.

Manufacturing

  AGI intends to retain exclusive responsibility for product manufacturing in order to protect the integrity of the products and to generate additional revenue, regardless of whether the products are licensed or distributed directly by AGI. AGI has identified several contract manufacturers as having suitable facilities for manufacturing large quantities of all its products.

  The raw materials used to manufacture all products are naturally occurring, inexpensive and commercially available in abundant supply, both nationally and internationally. The manufacturing process used to produce these products involves a series of processing steps and separations.

  AGI has not entered into any manufacturing agreement for any of its compounds, and there is no assurance that any agreements will be entered into in the future. The contract manufacturers schedule time in their plant upon notice from AGI of needed production.

Government Regulation

  The Company's activities are subject to extensive federal, state, county and local laws and regulations controlling the development, testing, manufacture and distribution of pesticide and pharmaceutical products. Some of the Company's products will be subject to regulation as therapeutics by the United States Food and Drug Administration ("FDA"), as pesticides by the Environmental Protection Agency ("EPA"), as well as varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA and EPA regulations regarding the manufacture and marketing of the Company's products, the Company may incur substantial costs relating to laboratory and clinical testing of new products and for the preparation and filing of documents in the formats required by the FDA. There are no assurances that the Company will receive FDA approval necessary to commercially market its pharmaceutical products.

Food and Drug Administration Regulation

     The FDA approved process consists of four steps that all new drugs, antibiotics and biologicals must follow, they are:

  1.   investigational new drug application (IND)

  2.   clinical trials

  3.   new drug application (review and approval)

  4.   post-marketing surveys

  On January 11, 1993, the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness when the drugs provide a therapeutic advantage over existing treatment. The Company believes that its products will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for cancer metastasis and primary tumors.

  Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of the drug, though they may also provide some information about the drugs effectiveness. The principal objective is to determine the drugs' toxicity. Phase I trials generally involve 20-40 people at an estimated cost of $10,000 per patient, taking one to two years to complete.

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

  Patient estimates for each phase of the clinical trial process are as follows:

Application    Phase I   Phase II  Phase III
Cancer
 GBC 590       36        200       1,000
 Fungal Disease
   CAN-296     20        200       1,000
  TOTAL        56        400       2,000

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

Environmental Protection Agency Approval

  The Company, through its agricultural subsidiary, AGI, is required to obtain the approval of the EPA before beginning to sell products which constitute fungicides.

  The EPA approval process begins with the design and initiation of tests to determine the chemistry of the compound being submitted and its toxicity in animals. In addition, the manufacturing procedures must be clearly defined and submitted with the registration.

  The regulatory process for Greenleaf PDB has been completed. The testing and documentation required by the EPA to market this product was submitted in December 1996 and marketing approval was granted in November 1997.

  The Company's other fungicide products, including those acquired from Leket-Bar, Ltd. (Dentamet) and Agrogene (SAF-711), require EPA approval. The process will commence in 1998. The Company's other products are fertilizers and thus do not require EPA approval.

Competition

  The Company will encounter significant competition from firms currently engaged in the biotechnology and agrichemical industries. The majority of these companies will be substantially larger than the Company, and have substantially greater resources and operating histories. The Company is aware of other competitors seeking treatments for human and plant diseases, however, the Company is not aware of any competitors seeking to produce the same products as the Company.

Product Liability Exposure

  Because many of the Company's products may be used on food products or human patients, the Company may be exposed to product liability claims. The Company has purchased product liability insurance for all its products. There can be no assurance that available amounts of coverage will be sufficient to adequately protect the Company in the event of a successful product liability claim.

Patent Status and Protection of Proprietary Technology

  The Company will own or license patent rights with respect to all its products. With respect to MMS-1 and GBC-590, Dr. Platt has granted an exclusive, world-wide, license to IGG to make, use, have made, sell, lease or otherwise transfer products covered by the patent or patent applications. Further, Dr. Platt granted to IGG the right to issue sublicenses. Dr. Platt is entitled to a royalty of 2% of the net selling price of GBC 590 and MMS-1. The license may be terminated by Dr. Platt in the sixth year if total royalty payments, in any calendar year are less than $50,000. However, the Company has the right to pay Dr. Platt $50,000 to maintain the license in the sixth year. Further, IGG is responsible for payment of all costs connected with obtaining the patents.

  Greenleaf PDB patents are owned by Volcani Institute, which granted an exclusive license to AGI, a subsidiary of the Company. Patents for all the Company's products, other than MMS-1, are pending. In addition, the products which the Company acquired from Leket-Bar and Agrogene are all covered by United States patent laws which have been issued or are pending, as well as options to extend the patent coverage to an international level. The Company will continue to pursue these patents. There can be no assurance that the technology of the Company will be granted patent protection, or will not infringe on patents owned by others. To the extent that the Company currently relies upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentially agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. There is no assurance that any patents will ever be granted.

Dependence Upon Key Personnel

  The Company relies greatly in its efforts on the services and expertise of its current senior officers: David Platt, Ph.D., CEO, Secretary and Chairman of the Board of the Company; Bradley J. Carver, President, Chief Financial Officer, Treasurer and a member of the Board of Directors of the Company; Richard A. Salter, Senior Vice President of the Company; and Robert Alvarez, Vice President - Sales. The operation and future success of the Company would be adversely affected in the event that Dr. Platt, Mr. Carver, Mr. Salter or Mr. Alvarez were incapacitated or the Company were otherwise to lose their services.

Uncertainties Associated with Research and Development Activities

  The Company intends to continue its research and development activities on its products and begin marketing them in 1998.
Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. If research and development requires more funding than anticipated, the Company will have to achieve the necessary levels of sales to continue to support research and development expenses or will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Marketing

  SafeScience's marketing efforts are focused on entering the consumer home and garden market and the commercial growers' markets in the third quarter of 1998. The Company's product line will include its "Plant Defense Booster", formerly called ELEXA, as well as an extensive line of specialty fertilizers. All of these products will be marketed under the brand name Greenleaf in the United States. The packaging will introduce a unique double brand approach using both the SafeScience and Greenleaf trademarks to communicate the product's natural and environmentally friendly profile. The company has had the phrase SafeScience cleared by Thompson and Thompson as a world brand and has already begun formalizing trademark application in every major market including China, Europe, South America, Mexico, and Canada. The Company will be extending its line of agricultural products for both home/garden and commercial use through acquisitions, in-licensing, as well as continued research and development. As of the date hereof, the Company has not sold any products and there is no assurance that it will sell any products in the future.

Distribution

  The Company plans to distribute its agricultural products through independent distributors throughout the world. In December 1997, the Company entered into two distribution agreements for its agricultural products. The first agreement provides for exclusive distribution rights in the United Arab Emirates, the Sultanate of Oman, Bahrain, Qatar and the Kingdom of Saudi Arabia. The second agreement provides for exclusive distribution rights in New Zealand and Australia. At the time of signing the agreements, the Company received payments of $10,000 from each distributor, to be credited toward amounts subsequently payable under the agreements. In March 1998, the Company entered into a distribution agreement with Lanafil SA, located in Montevideo, Uruguay. This agreement provides for exclusive distribution rights for Uruguay and Argentina.

Company's Offices

  The Company's offices are located at the Park Square Building, Suite 520, 31 St. James Avenue, Boston, Massachusetts 02116 and its telephone number is (617) 621-3133. The Company leases 2,968 square feet of space. The annual base rental is $76,600.00 and the remaining term of the lease is five years. Research is being conducted at various institutions. See "ITEM 1. Business." The Company believes that the existing offices and research and productive capacity of the facilities are suitable and adequate for the Company's operations.

Employees

  The Company is a development stage company and currently has six employees including than its Officers and Directors. See
"Management." Management of the Company will continue to hire employees, consultants, attorneys and accountants as necessary.


ITEM 2.   PROPERTIES.

  The Company owns no properties.


ITEM 3.   LEGAL PROCEEDINGS.

  No material legal proceedings are pending or threatened to which the Registrant or any of its officers or directors is a party or of which any of Registrant's property is the subject matter other than as described below:

  During the third quarter of 1997, the Company settled litigation which had been initiated by E.R. Butts International, Inc. ("Butts"). E.R. BUTTS INTERNATIONAL, INC. V. IGGI INTERNATIONAL, INC. AND AGRICULTURAL GLYCOSYSTEMS, INC., Civil Action No. 97-3121, Commonwealth of Massachusetts, Middlesex Superior Court was initiated in 1997 wherein Butts alleged that the Company breached the terms of its professional service agreement. The settlement was as follows: mutual releases were exchanged; no liability was admitted by either party; the Company agreed to pay Butts approximately $1,000 in cash; the Company agreed to issue Butts 8,587 "unrestricted" shares of common stock at the time of signing of the settlement agreement; and the Company agreed to issue an additional 10,000 in four installments of 2,500 shares per month. The Company also agreed to grant Butts 3,500 "restricted" shares in the event the Company received EPA registration of Greenleaf PDB (which registration was obtained and which shares were issued in December 1997) and an additional 500 "restricted" shares in the event the Company entered into certain distribution agreements in Chile. The discussion of such settlement in the Company's previously filed Form 10-Q did not mention the first 8,587 shares, which had already been included in the Company's financial statements as consulting expenses at the time they were billed. The 3,500 shares which were to be granted upon registration were not included in such third quarter Form 10-Q because the right to receive such shares did not accrue until registration was granted in the fourth quarter.

  A lawsuit was filed in the United States District Court for the Southern District of Florida, Case No. 97-838 CIV-ZLOCH, captioned RALPH I. FREUDENTHAL, PLAINTIFF VS. IGG INTERNATIONAL, INC. AND AGRICULTURAL GLYCOSYSTEMS, INC., Defendants. The suit sets forth causes of action for specific performance and breach of contract alleging that the Company failed to perform the terms of certain agreements between Freudenthal and the Company and as a result thereof Freudenthal was entitled to receive 21,330 shares of the Company's Common Stock. At the time of the transaction, Freudenthal alleged the value of the stock was $133,312. Further, Freudenthal prayed additional monetary damages based upon the diminution in value of those shares, together with interest, court costs and attorney's fees. The Company denied the foregoing and counterclaimed against Freudenthal for breach of contract, negligence, breach of fiduciary duty, rescission and libel. The foregoing case was settled in 1998. The settlement agreed upon was as follows: mutual releases were exchanged; no liability was admitted by either party; the Company agreed to pay $25,000 in cash; and the Company agreed to issue a number of shares of "unrestricted" common stock which comprise an aggregate market value of $91,250. Such stock may be issued in one or more installments, at the Company's option and at such times during a 90-day period following the date of settlement as may be determined by the Company; provided that all shares will be valued as of the close of business on the day prior to that on which they are issued; and also provided that the Company is required to issue at least $15,000 worth of shares during the first thirty-day period following the settlement, and $5,000 worth of shares during the next two-week period, and $20,000 worth of shares during the succeeding two weeks, until all the shares have been issued or against any of the Company's officers or directors.

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

(a)  Market Information

  The Registrant's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low bid of Registrant's Common Stock since August 14, 1995, when the Registrant's securities began trading.

       QUARTER ENDED       BID
          1996
       March 31            4 7/8     3 1/2
       June 30             4         2 1/2
       September 30        3 1/2     1 3/4
       December 31         3 7/8     2 3/4
          1997
       March 31            6 1/4     3 3/8
       June 30             4 7/8     4 5/8
       September 30        6 1/4     5 7/8
       December 31         4         3 5/8

(b)  Holders

  As of December 31, 1997, the company has 326 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 1,800.

(c)  Dividends

  The Registrant has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Registrant intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6.   SELECTED FINANCIAL DATA

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

                                            December 31,
                           1997         1996           1995         1994
[S]                        [C]          [C]            [C]          [C]
Statement of Operations Data:
 Revenue                   $         0  $         0    $       0    $       0
  Operating Expenses       $ 4,818,093  $ 2,213,152    $ 646,821    $ 168,139
  Net Loss                 $(4,734,475) $(2,300,147)   $(675,833)   $(168,347)
  Basic and Diluted
   Net Loss per Share      $     (0.43) $     (0.26)   $   (0.09)   $   (0.03)

Balance Sheet Data:
  Working Capital          $ 2,180,775  $   272,315    $(289,948)   $(102,338)
  Total Assets             $ 2,906,737  $   488,839    $ 308,337    $   23,278
  Stockholders' Equity
   (Deficit)               $ 2,443,120  $   298,091    $(270,941)   $  (98,452)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations: December 31, 1997 versus December 31, 1996

  As a development stage enterprise from the date of its inception, the Company has not commenced production of any products nor derived any product sales or net income. The Company's business activities through December 31, 1997 have consisted principally of research, product development and testing and raising capital to sustain business activities.

  General and administrative expenses increased from $1,118,125 in 1996 to $2,428,072 in 1997, an increase of $2,309,947 or 117.2%.
This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses resulting from the Company's increased research and development activities, compensation payments to various consultants and advisors of $1,141,750 resulting from the issuance of stock grants, stock options and warrants to purchase common stock, and additional costs associated with shareholder and public relations.

  Research and development costs for consultants, supplies and testing increased from $1,095,027 in 1996 to $2,390,021 in 1997, an increase of $1,294,994 or 118.3%. This increase was principally attributable to a combination of increasing and expanding research efforts on complex carbohydrate and micro-organism substances, conducted on both subcontracted and collaboration bases, regulatory costs incurred in connection with obtaining approval for various of the Company's planned products, initial research and testing costs for new processes or development products introduced during 1997, costs associated with the procurement of overseas distribution agreements, and the issuance of stock for minority interest valued at $719,142. Included in research and develoment costs is $240,710 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

  Interest income increased from $18,289 in 1996 to $83,618 in 1997, an increase of $65,329. This increase was attributable to the temporary investment of cash proceeds received from the two private placements of the company's securities during 1997.

  Other than the foregoing, the Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in a change to the Company's operations.

Results of Operations: December 31, 1996 versus December 31, 1995

  General and administrative expenses increased from $492,326 in 1995 to $1,118,125 in 1996, an increase of $625,799 or 127.1%. This increase was principally attributable to a combination of additional administrative compensation costs and administrative costs resulting from the Company's increased research and development activities, payments to various consultants and advisors and additional costs associated with shareholder and public relations.

  Research and development costs for consultants, supplies and testing increased from $154,495 in 1995 to $1,095,027 in 1996, an increase of $940,532 or 608.8%. This increase was principally attributable to a combination of toxicity studies, clinical testing and additional field testing on products under development.

  Interest expense increased from $35,970 in 1995 to $103,517 in 1996, an increase of $67,547 or 187.8%. This increase was attributable to 80,000 shares of stock which were issued to noteholders as a condition of extending the maturity dates of their notes. The shares were valued at $1.25 per share and treated as additional interest expense.

  Interest income increased from $6,958 in 1995 to $18,289 in 1996, an increase of $11,331. This increase was attributable to the temporary investment of cash proceeds received from a private placement of the Company's securities during 1996.

Liquidity and Capital Resources

  Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $7,700,000. For the year ended December 31, 1997, the Company's operations utilized cash of $2,376,000 primarily to fund the operating loss and the Company loaned stockholders $90,000. These uses of cash were offset by equity financings that resulted in net proceeds of $4,778,000 to the Company.

  The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company leases office facilities under an operating lease that ends in May 2002. The space is necessary to meet current and future expansion needs. Annual rent expense will be approximately $80,000.

  As discussed in Note 9, the Company has entered into various licensing agreements that require future cash payments. Aggregate future payments under licensing agreements are approximately $1,764,000 of which approximately $564,000 is payable in 1998.

  The Company's audited financial statements for the years ended December 31, 1997 and 1996 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of December 31, 1997, the Company's accumulated deficit was $7,916,884 and cash balances were $2,594,000. The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from stockholders or other sources.

  The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through mid-1998. The Company is currently seeking to complete a private equity placement. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

Impact of Year 2000 Issue

  The Company has reviewed its internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to enuring such systems to be a year 2000 compliant will not be material to the financial condition or results of operations of the Company.

Inflation and Changing Prices

  To date, the impacts of inflation and changing prices on the Company's operations have been minimal. The Company is currently testing its processes and products in the United States and Israel in accordance with royalty and research agreements that are already in effect. During the research, development and testing phases of operations to satisfy regulatory requirements for the products under development, the Company expects inflationary pressures in both countries will be minimal and, hence, not have a material impact on operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENT DATA.

Financial Statements and Supplementary Data begin on the following page.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SafeScience, Inc.

We have audited the accompanying balance sheets of SafeScience, Inc. (formerly IGG International, Inc., a Nevada corporation in the development stage) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception (December 8, 1992) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of SafeScience, Inc. for the period from inception to December 31, 1996. Such statements are included in the cumulative inception to December 31, 1997 totals of the statements of operations and cash flows and reflect total net loss of 40 percent of the related cumulative total. Those statements were audited by other auditors whose reports have been furnished to us and included herein and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1996, included in the cumulative totals, is based solely upon the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SafeScience, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended and for the period from inception (December 8, 1992) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Arthur Andersen LLP

Boston, Massachusetts
February 20, 1998

Board of Directors
IGG International, Inc.
Cambridge, Massachusetts

                     Independent Auditor's Report

We have audited the accompanying consolidated balance sheet of IGG International, Inc. (a development stage enterprise) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1996. We have also audited the consolidated statement of operations shareholders equity and cash flows and for the period from December 8, 1992 (inception) through December 31, 1996, not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IGG International, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996, and for the period ended December 8, 1992 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.

The consolidated financial statements as of Decmeber 31, 1996 have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $2,300,147 during the year ended December 31, 1996. As discussed in Note 1, this condition raises substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 27, 1997

       27                 SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)
                     CONSOLIDATED BALANCE SHEETS
                                ASSETS

                                     December 31, December 31,
                                     1997         1996
Current assets:
  Cash and cash equivalents          $2,594,312     $  444,661
  Prepaid expenses                       31,680          6,134
  Other                                  18,400         12,268
                                     ----------     ----------
  Total current assets                2,644,392        463,063
                                     ----------     ----------
Property and equipment, net
  of accumulated depreciation            47,646         23,987
                                     ----------     ----------
Other assets:
  Notes receivable - stockholders        89,233             -
  Deposits                                6,328          1,789
  Restricted cash                       119,138             -
                                     ----------     ----------
  Total other assets                    214,699          1,789
                                     ----------     ----------
                                     $2,906,737     $  488,839
                                     ==========     ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                   $  148,854     $   62,648
  Accrued liabilities                   304,763        128,100
  Deferred revenue                       10,000          -
                                     ----------     ----------
  Total current liabilities             463,617        190,748
                                     ----------     ----------
Stockholders' equity:
  Preferred stock, $.01 par value,
  5,000,000 shares authorized;
   no shares issued and outstanding          -              -
  Common stock, $.01 par value,
   25,000,000 shares authorized;
   12,098,576 shares and 9,462,641
   shares issued and outstanding
   at December 31, 1997 and
   1996, respectively                   120,986         94,626
  Additional paid-in capital         10,239,018      3,385,874
  Deficit accumulated during
   development stage                 (7,916,884)    (3,182,409)
                                     ----------     ----------
  Total stockholders' equity          2,443,120        298,091
                                     ----------     ----------
  Total liabilities and
      stockholders' equity           $2,906,737     $  488,839
                                     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Period from
                                                               December 8, 1992
                                                               (Inception)
                                                               through
                            Years Ended December 31,           December 31,
                         1997         1996          1995       1997
Revenues                 $        -   $       -     $      -   $        -

General and administrative
 expenses                  2,428,072     1,118,125     492,326    4,231,056
Research and development
 expenses                  2,390,021     1,095,027     154,495    3,653,231
                         -----------   -----------  ----------  -----------
Operating loss            (4,818,093)   (2,213,152)   (646,821)  (7,884,287)
                         -----------   -----------  ----------  -----------
Other income (expense):
  Interest expense                -       (103,517)    (35,970)    (139,712)
  Interest income              83,618        18,289       6,958     108,882
  Loss on disposal
   of assets                      -         (1,767)         -        (1,767)
                         -----------   ----------- -----------  -----------
Total other income
 (expense)                    83,618       (86,995)    (29,012)     (32,597)
                         -----------   ----------- -----------  -----------
Net loss                 $(4,734,475) $(2,300,147) $  (675,833) $(7,916,884)
                         ===========  ===========  =========== ===========
Basic and diluted
 net loss per
 common share             $    (0.43) $     (0.26) $     (0.09)
                          ==========  ===========  ===========
Weighted average number
 of common shares
  outstanding             11,022,577    8,700,146    7,290,615
                         ===========  ===========  ===========














  The accompanying notes are an integral part of these consolidated financial statements.

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Stockholders' Equity has been formatted to fit across two pages. This is page 1 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Period from Inception (December 8, 1992)
                         to December 31, 1997

                                      Common Stock
                                    ----------------  Additional
                                    Number              Paid-in
                                    of Shares Amount    Capital
Balance - December 8, 1992                -    $    -    $     -

Issuance of shares to officers
  in consideration of services
  provided and additional cash
  contributed during 1993, net
  average cost of $.076 per share    578,165     5,782   37,905
Net loss                                  -         -        -
                                   ---------   ------- --------
Balance - December 31, 1993          578,165     5,782   37,905

Common stock issued for cash
  at $.244 per share                  40,916       409    9,591
Common stock issued for
  recruiting a director with
  cash paid of $.0l per share        200,134     2,001   (1,801)
Cash paid by stockholders for
  a minority interest in
  International Gene Group,
  Inc. prior to the reverse
  acquisition of Alvarada, Inc.           -         -    52,500
Shares issued in 9-for-1 stock
  dividend to stockholders
  as of January 1, 1994            5,001,871    50,019  (50,019)
Additional paid-in capital
  from original stockholders              -         -     1,590
Net loss                                  -         -        -
                                   ---------   ------- --------
Balance - December 31, 1994        5,821,086   $58,211 $ 49,766
                                   ---------   ------- --------




 The accompanying notes are an integral part of these consolidated financial statements.

                                F-4a

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Stockholders' Equity has been formatted to fit across two pages. This is page 2 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Period from Inception (December 8, 1992)
                         to December 31, 1997

                                   Deficit
                                   Accumulated    Total
                                   During the     Stockholders'
                                   Development    Equity
                                   Stage          (Deficit)
Balance - December 8, 1992         $       -      $      -

Issuance of shares to officers
  in consideration of services
  provided and additional cash
  contributed during 1993, net
  average cost of $.076 per share          -         43,687
Net loss                              (38,082)     (38,082)
                                   ----------    ---------
Balance - December 31, 1993           (38,082)       5,605

Common stock issued for cash
  at $.244 per share                       -        10,000
Common stock issued for
  recruiting a director with
  cash paid of $.0l per share              -           200
Cash paid by stockholders for
  a minority interest in
  International Gene Group,
  Inc. prior to the reverse
  acquisition of Alvarada, Inc.            -        52,500
Shares issued in 9-for-1 stock
  dividend to stockholders
  as of January 1, 1994                    -            -
Additional paid-in capital
  from original stockholders               -         1,590
Net loss                             (168,347)    (168,347)
                                   ----------    ---------
Balance - December 31, 1994        $ (206,429)   $ (98,452)
                                   ----------    ---------













                                 F-4b

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Stockholders' Equity has been formatted to fit across two pages. This is page 1 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Period from Inception (December 8, 1992)
                         to December 31, 1997

                                   Common Stock
                                 ----------------       Additional
                                 Number                 Paid-in
                                 of Shares  Amount      Capital
Recapitalization of the Company
  through the reverse acquisition
  of Alvarada, Inc.              1,349,914  $13,499     $  (17,321)
Common stock issued for cash at
  $2.50 per share, net of costs
  of $7,500                         88,200      882        212,118
Common stock issued for cash at
  $1.19 to $1.25 per share, net
  of costs of $2,500               248,291    2,483        291,683
Net loss                                -        -              -
                                 ---------  -------     ----------
Balance - December 31, 1995      7,507,491   75,075        536,246
                                 ---------  -------     ----------
Common stock issued for the
  conversion of notes payable
  at $1.25 per share, including
  accrued interest                 272,596    2,726        338,020
Common stock issued to extend
  notes payable at one share
  per $5.00 of note, valued
  at $1.25 per share                80,000      800         99,200
Common stock issued for services
  valued at $2.00 per share          2,400       24          4,776
Common stock issued for cash at
  $1.25 to $2.50 per share,
  net of costs of $60,826        1,142,431   11,424      1,513,157
Common stock issued as part of
  a Private Placement at $2.50 per
  share with warrants attached     190,000    1,900        473,100
Common stock issued for common
  stock of International Gene
  Group, Inc. minority interests   173,449    1,734         (1,734)
Common stock issued for adjustment
  in share prices                   33,774      338           (338)
Stock options for 215,206 shares
  of common stock issued for consulting
  and professional services valued
  at $1.50 to $2.69 per share           -        -         424,052
Stock options exercised             60,500      605           (605)
Net loss                                -        -               -
                                 ---------  -------      ----------
Balance - December 31, 1996      9,462,641  $94,626      $3,385,874
                                 ---------  -------      ----------

 The accompanying notes are an integral part of these consolidated financial statements.
                                F-5a

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Stockholders' Equity has been formatted to fit across two pages. This is page 2 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Period from Inception (December 8, 1992)
                         to December 31, 1997

                                      Deficit
                                      Accumulated    Total
                                      During the     Stockholders'
                                      Development    Equity
                                      Stage          (Deficit)
Recapitalization of the Company
  through the reverse acquisition
  of Alvarada, Inc.                   $        -     $   (3,822)
Common stock issued for cash at
  $2.50 per share, net of costs
  of $7,500                                    -        213,000
Common stock issued for cash at
  $1.19 to $1.25 per share, net
  of costs of $2,500                           -        294,166
Net loss                                 (675,833)     (675,833)
                                      -----------    ----------
Balance - December 31, 1995              (882,262)     (270,941)
                                      -----------    ----------
Common stock issued for the
  conversion of notes payable
  at $1.25 per share, including
  accrued interest                             -        340,746
Common stock issued to extend
  notes payable at one share
  per $5.00 of note, valued
  at $1.25 per share                           -        100,000
Common stock issued for services
  valued at $2.00 per share                    -          4,800
Common stock issued for cash at
  $1.25 to $2.50 per share,
  net of costs of $60,826                      -      1,524,581
Common stock issued as part of
  a Private Placement at $2.50
  per share with warrants attached             -        475,000
Common stock issued for common
  stock of International Gene
  Group, Inc. minority interests               -             -
Common stock issued for adjustment
  in share prices                              -             -
Stock options for 215,206 shares
  of common stock issued for consulting
  and professional services valued
  at $1.50 to $2.69 per share                  -        424,052
Stock options exercised                        -             -
Net loss                               (2,300,147)   (2,300,147)
                                      -----------    ----------
Balance - December 31, 1996           $(3,182,409)    $  298,091
                                      -----------     ----------

                                 F-5b

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Stockholders' Equity has been formatted to fit across two pages. This is page 1 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Period from Inception (December 8, 1992)

                                     Common Stock
                                   ----------------    Additional
                                   Number              Paid-in
                                   of Shares Amount    Capital
Common stock issued for cash at
  $2.00 to $3.00 per share with
  warrants attached, net of costs
  of $175,000                       750,000  $  7,500     $  1,567,500
Common stock issued as part of
  a Private Placement at $2.50
  per share with warrants attached,
  net of costs of $63,375           463,000     4,630       1,076,995
Common stock issued as part of a
  Private Placement at $3.00 per
  share with warrants attached      533,867     5,339       1,596,478
Common stock issued for common
  stock of International Gene
  Group, Inc. minority interests    205,469     2,055         717,087
Common stock issued for consulting
  services and wages valued at
  $2.00 to $5.81 per share          195,800     1,958         822,300
Stock options for 141,426 shares
  of common stock issued for
  consulting and professional
  services valued at $2.90 to
  $5.83 per option                       -         -          557,662
Stock options exercised             187,799     1,878          (1,878)
Warrants exercised                  300,000     3,000         517,000
Net loss                                 -         -               -
                                 ----------  --------     -----------
Balance - December 31, 1997      12,098,576  $120,986     $10,239,018
                                 ==========  ========     ===========








The accompanying notes are an integral part of these consolidated financial statements.
                                F-6a

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Stockholders' Equity has been formatted to fit across two pages. This is page 2 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          For the Period from Inception (December 8, 1992)
                         to December 31, 1997

                                        Deficit
                                        Accumulated    Total
                                        During the     Stockholders'
                                        Development    Equity
                                        Stage          (Deficit)
Common stock issued for cash at
  $2.00 to $3.00 per share with
  warrants attached, net of costs
  of $175,000                           $         -    $ 1,575,000
Common stock issued as part of
  a Private Placement at $2.50
  per share with warrants attached,
  net of costs of $63,375                         -      1,081,625
Common stock issued as part of a
  Private Placement at $3.00 per
  share with warrants attached                    -      1,601,817
Common stock issued for common
  stock of International Gene
  Group, Inc. minority interests                  -        719,142
Common stock issued for consulting
  services and wages valued at
  $2.00 to $5.81 per share                        -        824,258
Stock options for 141,426 shares
  of common stock issued for
  consulting and professional
  services valued at $2.90 to
  $5.83 per option                                -        557,662
Stock options exercised                           -             -
Warrants exercised                                -        520,000
Net loss                                  (4,734,475)   (4,734,375)
                                        ------------   -----------
Balance - December 31, 1997             $ (7,916,884)  $ 2,443,120
                                        ============   ===========












                                F-6b

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Statements of Cash Flows has been formatted to fit across two pages. This is page 1 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                              1997         1996
Cash flows from operating activities:
Net loss                                      $(4,734,475)   $(2,300,147)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Operating expenses paid in common stock
   and options                                 1,382,460         559,598
  Issuance of stock for minority interest        719,142              -
  Depreciation and amortization                   15,545          10,740
  Loss on disposal of assets                          -            1,767
  Decrease (increase) in prepaid expenses        (25,546)         21,918
  Increase in other assets                        (6,132)         (1,480)
  Increase in accounts payable                    86,206          45,440
  Increase (decrease) in accrued liabilities     176,663         (33,970)
  Increase in deferred revenue                    10,000              -
                                             -----------     -----------
  Net cash used in operating activities       (2,376,137)     (1,696,134)
                                             -----------     -----------
Cash flows from investing activities:
  Purchase of equipment                          (39,744)        (19,684)
  Loans to stockholders                          (90,000)             -
  Repayment of stockholders' loans                   767              -
  Deposits paid, net                              (4,539)            408
  Net cash used in acquisition                        -               -
  Increase in restricted cash                   (119,138)             -
                                             -----------     -----------
Net cash used in investing activities           (252,654)        (19,276)
                                             -----------     -----------
Cash flows from financing activities:
  Short-term borrowing                                -               -
  Payments on short-term borrowing                    -          (90,000)
  Proceeds from issuance of common stock       4,778,442       1,999,581
  Capital contributed by stockholders                 -               -
  Debt issuance costs                                 -               -
                                             -----------     -----------
Net cash provided by financing activities      4,778,442       1,909,581
                                             -----------     -----------
Net increase in cash                           2,149,651         194,171
Cash and cash equivalents, beginning balance     444,661         250,490
                                             -----------     -----------
Cash and cash equivalents, ending balance    $ 2,594,312     $   444,661
                                             ===========     ===========
Supplemental disclosure of non-cash
 financing activities
  Conversion of notes payable into equity    $        -      $        -
                                             ===========     ===========
Supplemental disclosure of cash
 flow information
  Cash paid for interest                     $        -      $     3,517
                                             ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.
                                F-7a

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Statements of Cash Flows has been formatted to fit across two pages. This is page 2 of 2.)
                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Period from
                                                             12/08/92
                                                             (Inception)
                                              Years Ended    through
                                              12/31/95       12/31/97
Cash flows from operating activities:
Net loss                                      $(675,833)     $(7,916,884)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Operating expenses paid in common stock
    and options                                       -         1,941,060
  Issuance of stock for minority interest             -           719,142
  Depreciation and amortization                   36,898           66,686
  Loss on disposal of assets                          -             1,767
  Decrease (increase) in prepaid expenses        (28,052)         (31,680)
  Increase in other assets                        (8,527)         (17,139)
  Increase in accounts payable                    23,578          148,854
  Increase (decrease) in accrued
   liabilities                                    33,970          304,763
  Increase in deferred revenue                        -            10,000
                                               ---------      -----------
  Net cash used in operating activities         (617,966)      (4,773,431)
                                               ---------      -----------
Cash flows from investing activities:
  Purchase of equipment                          (16,125)         (82,404)
  Loans to stockholders                          (40,000)        (130,000)
  Repayment of stockholders' loans                40,000           40,767
  Deposits paid, net                              (2,197)          (6,328)
  Net cash used in acquisition                    (3,822)          (3,822)
  Increase in restricted cash                         -          (119,138)
                                               ---------      -----------
Net cash used in investing activities            (22,144)        (300,925)
                                               ---------      -----------
Cash flows from financing activities:
  Short-term borrowing                           398,000          398,000
  Payments on short-term borrowing                    -           (90,000)
  Proceeds from issuance of common stock         507,166        7,391,036
  Capital contributed by stockholders                 -             1,329
  Debt issuance costs                            (31,697)         (31,697)
                                               ---------      -----------
Net cash provided by financing activities        873,469        7,668,668
                                               ---------      -----------
Net increase in cash                             233,359        2,594,312
Cash and cash equivalents, beginning balance      17,131               -
                                               ---------      -----------
Cash and cash equivalents, ending balance      $ 250,490      $ 2,594,312
                                               =========      ===========
Supplemental disclosure of non-cash
 financing activities
  Conversion of notes payable into equity      $ 310,000      $   310,000
                                               =========      ===========
Supplemental disclosure of cash flow
 information
  Cash paid for interest                       $   2,000      $     5,742
                                               =========      ===========

       37                 SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

SafeScience, Inc. (f/k/a IGG International, Inc., the Company, formerly Alvarada, Inc., a Nevada corporation), is a successor by reverse acquisition (Note 9) to International Gene Group, Inc., a Michigan corporation. The Company is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. The Company has two wholly-owned subsidiaries, International Gene Group, Inc. and Agricultural Glycosystems, Inc. Agricultural Glycosystems, Inc. is developing agricultural applications for products that are also based upon carbohydrate chemistry and these products will be either licensed from or jointly developed with the Government of Israel's Agricultural Research Organization. SafeScience, Inc., International Gene Group, Inc., and Agricultural Glycosystems, Inc. maintain an office in Boston, Massachusetts.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development and raising capital. Management anticipates that all future revenues will be derived from products under development or those developed in the future. Principal risks to the Company include the successful development and marketing of products to obtain profitable operations, dependence on collaborative partners, the ability to obtain adequate financing to fund future operations, United States Food and Drug Administration clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. Given the uncertainty regarding the Company's ability to obtain additional capital or adequate financing to fund operations, there is substantial doubt about the Company's ability to continue as a going concern. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its products under development. No adjustments have been made to the financial statements as a result of this uncertainty.
                                 F-8

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.continued

  Principles of Consolidation

  The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Gene Group, Inc., and Agricultural Glycosystems, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

  Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1997 includes $230,000, which is held by a single bank and $2,450,000 held in an investment account, and could represent concentrations of credit risk. Cash and cash equivalents at December 31, 1996 includes approximately $397,000 held by a single bank. The Company's management believes such a risk is minimal since these funds are in a "sweep" account which is reinvested daily in government securities funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as security for the Company's facility lease. The funds are being held in an investment account.

  Property and Equipment

  Equipment is carried at cost. Depreciation is calculated on straight line methods over estimated useful lives ranging from 5 to 7 years.

  Research and Development

  Research and development costs, which consist primarily of expenses for consultants, supplies and testing, are charged to operations as incurred.

  Net Loss Per Share

  In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of options and warrants would be antidilutive.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.continued

     Stock Split

     In March 1995, the Company effected a 78.14-for-1 reverse stock split for all shares outstanding at that date. The stock split has been retroactively restated in the accompanying financial statements.

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. As of December 31, 1997, the Company had accumulated net operating losses of approximately $4,500,000 and credit carryforwards of approximately $274,000. These losses and credit carryforwards are available to reduce taxable income and future income taxes. These losses may be carried forward for fifteen years, with expiration beginning in 2008.
     The Company has recorded a full valuation allowance against its deferred tax asset of $2,250,000 due to the uncertainty surrounding the realizability of this asset. The Company's deferred tax asset as of December 31, 1996 was approximately $460,000. The principal components of the tax asset are net operating loss and credit carryforwards.

     Minority Interest

     At December 31, 1996, minority stockholders held an approximate three percent interest in International Gene Group, Inc. During 1997, these minority stockholders converted their shares in International Gene Group, Inc. into 205,469 shares of common stock. The Company recorded the fair value of the shares issued as research and development expense in the year ended December 31, 1997.

2.   NOTES RECEIVABLE - STOCKHOLDERS

     Notes receivable from stockholders represents promissory notes from two officers/ stockholders of the Company. The loans are payable in monthly installments of $375 and $160, including interest at 5.66% and 6.65%, with final payments of $60,601 due on March 11, 2002, and $23,603 due on June 20, 2002.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   PROPERTY AND EQUIPMENT, NET

     The  Company's property and equipment at December  31,  1997 and 1996 consists of the following:

                                         1997      1996
     Computer, office equipment
       and improvements                 $79,566    $39,822
     Less: accumulated depreciation     (31,920)   (15,835)
                                        -------    -------
       Total                            $47,646    $23,987
                                        =======    =======
4.   NOTES PAYABLE

     In March 1995, the Company raised $400,000 from a private placement offering of eight "investment units" from accredited investors. This offering was intended to provide a "bridge" loan for the research and development activities of the Company, and was contingent on the completion of the reverse acquisition (Note 7). Each investment unit consisted of a $50,000 promissory note and 25,000 shares of common stock. The promissory notes, which paid ten percent interest per annum, had a maturity date of January 1, 1996, although this date was extended at the Company's option for an additional year.

     In January 1996, promissory noteholders converted $310,000 of the aforementioned promissory notes at the rate of $1.25 per common share into 248,000 shares of common stock. The note holders also converted $30,746 in accrued interest at the rate of $1.25 per common share into 24,507 shares. During 1996, the Company repaid $90,000 of the remaining promissory notes including interest.

     As a condition of extending the notes, the Company issued an additional 80,000 shares of common stock to the noteholders. The 80,000 shares were valued at $1.25 per share for an aggregate expense of $100,000. This expense was recorded as additional interest expense during 1996.

     Expenses associated with the private placement offering totaled $31,697. These charges were capitalized and amortized over the original period of the loans. These expenses include legal and promotional costs associated with the debt offering and related reverse acquisition of Alvarada, Inc. As discussed in Note 7.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCKHOLDERS' EQUITY

International Gene Group, Inc. was incorporated on December 8, 1992. The Company did not begin its activities or issue stock until early 1993. In 1993, the original stockholders received common stock for services provided and contributed $43,687 in cash. In 1994, these stockholders contributed an additional $1,590 cash. During 1994, the Company sold common stock by subscription agreements for a total of $62,700.

In March 1995, the majority stockholders of International Gene Group, Inc., controlling 19,633 shares of common stock, acquired eighty-one percent control of Alvarada, Inc. through a reverse acquisition in exchange for their stock. The investment of the remaining stockholders, controlling 1,278 shares of International Gene Group, Inc. was recorded as minority interest in this subsidiary.

The acquisition was accounted for as a reverse acquisition and the subsequent capital structure of the continuing entity includes the restated stock of Alvarada, Inc. at $.01 par value and a combination of the Companies' paid-in capital. After the reverse stock split in 1995, the authorized capital stock of Alvarada, Inc., subsequently known as IGG International, Inc. and SafeScience, Inc., was amended to include 30,000,000 authorized shares of stock, consisting of 25,000,000 shares of common stock with a par value of $.01, and 5,000,000 shares of preferred stock with a par value of $.01.

Additional capital raised by the Company in 1995 includes a $271,666 payment on a subscription for 684,874 shares of common stock with a total subscription price of $815,000. The balance of this agreement amounting to $543,334 was paid during 1996.

Private Placement Offerings

In November 1996, the Company began a Private Placement Offering of common stock. As of December 31, 1996, 190,000 shares had been sold at $2.50 per share. In 1997, the Company sold an additional 457,850 shares at $2.50 per share. These shares included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1997, 161,963 warrants were outstanding.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCKHOLDERS' EQUITY.continued

Private Placement Offerings.continued

In 1997, the Company completed a private placement offering of common stock in which the Company sold 533,867 shares at $3.00 per share. These shares included an attached warrant to purchase one share of common stock for $4.75 per share for every four shares of common stock purchased. As of December 31, 1997, warrants to purchase 133,467 shares of common stock at $4.75 per share were outstanding.

Regulation S Stock Sales

In January 1997, the Company completed a sale of 500,000 shares of common stock for $900,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1997, warrants to purchase 125,000 shares of common stock at $3.50 per share were outstanding.

In September 1997, the Company completed an additional sale of 250,000 shares of common stock for $675,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also include an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of December 31, 1997, warrants to purchase 62,500 shares of common stock at $4.75 per share were outstanding.

Warrants and Options

The Company has a Nonqualified Stock Option Plan and has registered 500,000 shares of common stock with the Securities and Exchange Commission for the issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 1997, options to purchase 335,659 shares were available for future grant. The Company has entered into agreements with various employees and consultants for the grant of stock options, warrants and shares of common stock at $.01 per share. During 1997 and 1996, the Company granted options, warrants and shares totaling 337,226 and 215,206 shares and recorded charges to operations of approximately $1,382,000 and $424,000 relating to these grants. The charge to operations represented the fair market value of the underlying common stock, option or warrant.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCKHOLDERS' EQUITY.continued

     Warrants and Options.continued

     The following table summarizes stock option activity to employees and consultants for services and all warrant activity in connection with equity financings as of December
     31, 1997:

                                Stock Options  Warrants

                                        Weighted                  Weighted
                                        Average                   Average
                                        Exercise                  Exercise
                              Number    of Price Per Number       of Price Per
                              Shares    Share        Shares       Share
  Balance, January 1, 1995          -    $   -              -     $  -
  Granted                           -        -         100,000      0.10
                              --------    ------      --------     -----
  Balance, December 31, 1995        -        -         100,000      0.10
  Granted                      215,206      0.01       647,500      4.13
  Exercised                    (60,500)     0.01            -         -
                              --------    ------      --------     -----
  Balance, December 31, 1996   154,706      0.01       747,500      3.59
  Granted                      171,926      0.01       445,930      4.06
  Exercised                   (218,299)     0.01      (300,000)     1.73
  Canceled                          -        -        (400,000)     5.00
                              --------    ------      --------     -----
  Balance, December 31, 1997   108,333    $ 0.01       493,430     $4.00
                              ========    ======      ========     =====

     As of December 31, 1997, 108,333 options to purchase shares were outstanding with an exercise price of $.01 per share, 290,463 warrants to purchase shares were outstanding with an exercise price of $3.50 per share, and 195,967 warrants to purchase shares were outstanding with an exercise price of $4.75 per share. All options and warrants outstanding at December 31, 1997 are exercisable.

     As of December 31, 1997, the Company had committed to grant options to purchase 290,500 shares of common stock at $.01 per share upon the attainment of future milestones.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCKHOLDERS' EQUITY.continued

     Warrants and Options.continued

     In October 1995 the financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based
     Compensation. SFAS requires the measurement of the fair value of stock options, warrants and stock grants to be included in the financial statements or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 and will elect the disclosure-only provisions under SFAS No. 123. The effect of valuing options, warrants and stock grants under SFAS No. 123 is not different than under APB No. 25 as options and warrants granted to employees and consultants for services were granted at $.01 per share and were recorded under APB No. 25 at the fair market value of the underlying stock. All warrants issued in connection with equity financings were not separately valued.

     Acquisition of Minority Interest in Subsidiary

     In 1997, the Company acquired the remaining minority interest in its subsidiary, International Gene Group, Inc. by issuing 205,469 shares of restricted stock in exchange for the outstanding shares in the subsidiary. Research and development costs have been charged for $719,142, which represented the fair market value of the shares issued.

6.   RELATED PARTY TRANSACTIONS

     In January 1994, the Company agreed that its founder, Dr. David Platt, would receive a royalty of two percent of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement.

     The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum requirement of $50,000. If this requirement is not met, Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on sixty days' notice. The Company has not made any royalty payments under the agreement.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.   LEASES

     The Company leases office space in Boston, Massachusetts, under an operating lease expiring in May 2002.

     Minimum future rental payments under the non-cancelable operating lease as of December 31, 1997 for each of the next five calendar years are as follows:

          Years ending December 31,

               1998                          $87,000
               1999                           79,000
               2000                           77,000
               2001                           77,000
               2002                           32,000
                                           ---------
                                            $352,000
                                           =========

     Rent expense in the accompanying consolidated statements of operations was $45,700, $54,500, and $21,000 in 1997, 1996, and 1995, respectively.

                          SAFESCIENCE, INC.
                   (f/k/a IGG INTERNATIONAL, INC.)
                   (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   LICENSING AGREEMENTS

     On December 29, 1995, the Company's subsidiary Agricultural Glycosystems, Inc. (AGI) entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that AGI pay a three percent (3%) royalty on the net selling price of any licensed products developed from the shared technology. As an additional condition of this agreement, AGI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year of the licensing agreement, AGI is obligated to pay $327,000 followed by successive annual payments of $332,000, $314,000, $300,000 and
     $300,000, respectively. This agreement will be effective until the patents concerning the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $30,000 of the first year's payment in 1995, and in 1996 the Company paid $297,000. The Company paid $332,000 during 1997.

     On April 29, 1997, Agricultural Glycosystems, Inc., signed an exclusive, worldwide licensing agreement with Agrogene Ltd. to commercialize carbohydrate compounds derived from a collection of natural carbohydrates identified and patented by Agrogene Ltd. Agrogene Ltd. is an Israeli based biotechnology company specializing in products for agriculture. AGI will fund the research and development of this product and future generation products for 5 years at $150,000 per year. The Company made three payments of $25,000 during 1997. A fourth payment of $25,000 was due and paid in January 1998.

     In October 1997, the Company entered into an agreement to license certain patented technology from Leket-Bar
     Chemicals, Ltd. The Company is required to pay license fees totaling $400,000 over the next four years and royalties on future product sales.

ITEM 9.   CHANGE IN CERTIFYING ACCOUNTANT.

  (a) At its board meeting on May 7, 1997, the Board of Directors of the Registrant engaged Arthur Andersen, LLP, Certified Public Accountants, as its independent auditor for 1997. The work of Williams & Webster, P.S. was terminated after the Form 10-K report for December 31, 1996 was filed with the SEC on April 4, 1997.

  (b) The accounting firm of Williams & Webster, P.S. was replaced as a result of the engagement of Arthur Anderson. There were no disagreements with Williams & Webster, P.S. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

  (c) Since inception of the Registrant, Williams & Webster's reports on the financial statements have contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except the disclosure of substantial doubt that the Company would continue as a going concern.

  (d) Williams & Webster, P.S. has provided a letter addressed to the Securities and Exchange Commission stating it agrees with the statements contained in the Form 8-K\A. A copy of which is filed as "Exhibit 16" to this Form 8-K\A.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The officers and directors of the Company are as follows:

  Name                Age     Position

  David Platt, Ph.D.  42   Chief Executive Officer, Secretary and
                           Chairman of the Board of Directors

  Bradley J. Carver   36   President, Chief Financial Officer,
                           Treasurer and a member of the Board of
                           Directors

  Richard A. Salter   54   Senior Vice President

  Robert Alvarez      49   Vice President of Sales

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

David Platt, Ph.D. - Chief Executive Officer, Secretary and Chairman of the Board of Directors

  Dr. Platt has been the Chief Executive Officer, Secretary and Chairman of the Board of Directors of SafeScience since March 1995 and has been the Chief Executive Officer, Secretary and the Chairman of the Board of Directors of IGG since December 1992. Dr. Platt has been Chief Executive Officer, Secretary and Chairman of the Board of Directors of AGI since its inception on June 23, 1995. From January 1991 to November 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan, Ann Arbor, Michigan. From October 1989 to November 1991, Dr. Platt was a research fellow with Dr. A. Raz. at the Michigan Cancer Foundation, Detroit Michigan. From January 1989 to August 1989, Dr. Platt was a research fellow under Dr. M. Wilcheck, Weizmann Institute of Science, Rehovot, Israel. Dr. Platt received a Doctor of Philosophy degree
(1989), Masters of Science degree (1983), and Bachelor of Science degree (1978) from the Hebrew University of Jerusalem, Israel and a Bachelor of Engineering degree (1980) from Technion, Haifa, Israel.

Bradley J. Carver - President, Chief Financial Officer, Treasurer and a member of the Board of Directors

  Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of SafeScience since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of IGG since February 1993. Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of AGI since its inception on June 23, 1995. In addition to his association with the Company beginning in February 1993, from June 1992 to October 1994, Mr. Carver has been a consultant with Cyrowski and Associates, which is engaged in the business of commercial real estate. From March 1991 to October 1994, Mr. Carver has been a consultant with Circuit Master, Inc., a Michigan corporation, which is a electronics design and engineering firm engaged in the production of audio power amplifiers. From June 1991 to September 1993, Mr. Carver was a consultant with EPI Medical Products, a Michigan corporation, which is engaged in the production and licensing of a patented device for disposal of hazardous medical waste and surgical products. From January 1991 to March 1993, Mr. Carver was a consultant with Capital Networks, Inc., a Michigan corporation, which is a consulting firm for small business. From January 1989 to March 1991, Mr. Carver was a consultant with Lincoln Technical Services, Inc., a Michigan corporation, which is engaged in the selection and management of engineers for automotive clients. From December 1988 to December 1990, Mr. Carver was the founder of Carver Nutritional Products, which was engaged in production and sale of sports nutrition products sold to professional and college sports teams. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.

Richard A. Salter - Senior Vice President

  Mr. Salter has been Senior Vice President of SafeScience since February 1997. Prior thereto, Mr. Salter was Vice President - Corporate Development of the Company from July 1996 through January 1997 and served SafeScience as a consultant from June 1996 through July 1997. Prior to joining the Company, Mr. Salter was an independent business consultant.

Robert Alvarez - Vice President - Sales

  Since January 1998, Mr. Alvarez has been Vice President of Sales. Since February 1994, Mr. Alvarez has been Business Manager of Biosys, Inc. of Columbus, Maryland which is engaged in the business of biological and botanical insect control. From May 1992 to February 1994, Mr. Alvarez was National Director of Sales and Marketing of Clinton Nursery Products of Clinton, Connecticut. From May 1989 to May 1992, Mr. Alvarez was Director of Sales for Commerce Corporation of Linthieum, Maryland, a national lawn and garden specialty distributor. Mr. Alverez holds a BSBA from John Carroll University, Cleveland, Ohio.

Indemnficiation

  The Company's Bylaws provide that the Company's directors and officers will be indemnified to the fullest extent permitted by the Nevada Corporation Code, however, such indemnification shall not apply to acts of intentional misconduct; a knowing violation of law; or, any transaction where an officer or director personally received a benefit in money, property, or services to which to the director was not legally entitled.

  The Company has been advised that in the opinion of the Securities and Exchange Commission indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

  Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company for transactions occurring between January 1, 1997 and December 31, 1997, or with respect to transactions which occurred between January 1, 1997 and December 31, 1997, all reports which were required to be filed under Section 16(a) of the Exchange Act were in fact so filed with the exception of the following:

  Robert Alvarez, the Company's Vice President, failed to file a Form 3 with the Commission.

  Richard Salter, the Company's Senior Vice President, failed to file a Form 3 with the Commission upon becoming an affiliate of the Company. Further, Mr. Salter has not filed any Form 4s or Form 5s with respect to purchases and sales of the Company's securities.

ITEM 11.  EXECUTIVE COMPENSATION.

(a)  Cash Compensation.

  The Company anticipates entering into employment agreements with its officers in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings. The Company paid the following salaries to its Officers:
                      1997         1996      1995

  David Platt, Ph.D.  $ 106,000    $96,000   $64,000
  Bradley Carver      $ 104,000    $80,000   $51,000
  Richard Salter      $ 139,781 [1]      0         0

[1] Mr. Salter's salary was paid in the form of 30,000 shares of Common Stock of the Company valued at $139,781. Mr. Salter did not receive any cash compensation from the Company. In addition, prior to becoming an employee of the Company, he received 30,000 shares of Common Stock as a consultant and exercised options to purchase 57,500 shares of Common Stock at $0.01 per share which were granted in 1996. The value of the 87,500 shares issued to Mr. Salter as a consultant during 1997 totaled $281,938.

and anticipates paying the following salaries in 1998:

       David Platt, Ph.D.  $ 120,000
       Bradley Carver      $ 120,000
       Richard Salter      $ 640,000 [2]
       Robert Alvarez      $  85,000

[2] Mr. Salter's salary will be paid in the form of 60,000 shares of Common Stock of the Company, plus an additional 100,000 shares granted in January 1998. Mr. Salter does not receive any cash compensation from the Company.

  Further, Dr. Platt will receive a royalty of 2% of net sales of GBC 590 and MMS-1 by the Company. Mr. Alvarez will receive options to purchase 1,000 shares of Common Stock at the end of each quarter that he remains employed with the Company.

  Richard Salter, the Company's Senior Vice President, receives a salary which is paid entirely in options to purchase Common Stock of the Company. Mr. Salter receives options to purchase 5,000 shares for each month of employment, of which 2,500 relate to so-called "restricted" shares and the remaining 2,500 are registered on Form S-

8. In addition in January 1998, the Company granted Mr. Salter options to purchase 100,000 shares of "restricted" Common Stock for a purchase price of $0.01 per share, for each of the three years 1998, 1999 and 2000 at the commencement of which Mr. Salter remains with the Company.

(b)  Compensation Pursuant to Plans.

  The Registrant has no retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers or Directors other than a non-qualified incentive stock option plan filed on Form S-8 Registration Statement with the Commission. As of December 31, 1997, options to purchase 164,341 shares have been issued and 158,500 shares exercised.

(c)  Other Compensation.

  Officers and Directors of the Registrant did not receive any other compensation during the fiscal year ended December 31, 1997.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

  The following table sets forth the Common Stock ownership, at December 31, 1997 of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address    Number of                            Percent
of owner            Shares    Position                   of Class

David Platt, Ph.D.  2,964,950 Chief Executive Officer,   24.7%
Park Square Building          Secretary and Chairman
Suite 520                     of the Board of Directors
31 St. James Avenue
Boston, MA  02116

Bradley J. Carver   2,583,086 President, Chief Financial 21.5%
Park Square Building          Officer, Treasurer and
Suite 520                     member of the Board
31 St. James Avenue
Boston, MA  02116

Richard A. Salter     150,000 Senior Vice President       1.3%
Park Square Building
Suite 520
31 St. James Avenue
Boston, MA  02116

Robert Alvarez              0 Vice President of Sales      0.0%
Park Square Building
Suite 520
31 St. James Avenue
Boston, MA  02116

ALL OFFICERS AND    5,698,036                             47.5%
DIRECTORS AS A
GROUP (4 persons)

Britannia Holdings
Limited.              750,000                              6.3%
Kings House - The Grange
St. Peter Port
Guersey, Channel Island GY1 2QJ

George
 Strawbridge, Jr.     684,873                              5.7%
3801 Kenneth Pike
Building B-100
Wilmington, DE  19807


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  On January 7, 1994, IGG entered into a licensing agreement with Dr. Platt, the Company's Chief Executive Officer and a member of the Board of Directors to pay Dr. Platt a royalty of two percent (2%) of the net sales of the Company's products. See "Business - Patent Status and Protection of Proprietary Technology."

  In June 1994, the Company issued 20,000,000 "restricted" shares of Common Stock to Crosby Enterprises, Inc. in consideration of $20,000; 10,000,000 "restricted" shares of Common Stock to Howard Crosby in consideration of services rendered; and, 10,000,000 "restricted" shares of Common Stock to Robert Jorgensen for service rendered.

  In March 1995, the Company effected a 1 for 78.14 reverse stock split of its common shares. Reference hereinafter is to post-split shares.

  On March 7, 1995, the Company issued 5,821,086 "restricted" shares of Common Stock in exchange for 19,633 shares of IGG, which constituted 93.9% of the outstanding shares of IGG. There was no relationship between Alvarada, Inc. and International Gene Group, Inc. prior to this transaction. Included therein were 2,964,950 shares issued to David Platt and 2,583,096 shares issued to Brad Carver.

  On March 30, 1995, the Company entered into an agreement with Mr. James C. Czirr, a former member of the Board of Directors of the Company and Vice President, to pay Mr. Czirr a consulting fee of $8,000 per month. The Company has paid a total of $15,000 to Mr. Czirr and terminated the consulting agreement.

  On June 23, 1995, the shareholders removed Mr. James Czirr as a member of the Board of Directors and the Board of Directors voted not to fill his vacancy. Further, on June 23, 1995, Mr. Czirr was terminated as Vice President of the Company. The Company has since retained Mr. Czirr as a consultant to the Company.

  During 1997, the Company issued 1,283,867 shares of Common Stock for cash consideration of $3,351,817 less associated expenses of $175,000. These shares include 750,000 shares issued pursuant to two Regulation S offerings: 500,000 shares issued in the first quarter for a total of $1,000,000, and 250,000 shares issued in the third quarter for a total of $750,000. Also included in this amount is 533,867 shares issued as part of a private placement which commenced in August 1997 of up to 500,000 shares of "restricted" stock, which private placement was subsequently extended to up to 1,000,000 shares. The Company received $1,601,817 for these 533,867 shares.
An additional 457,850 shares were sold in the first quarter of 1997, for an aggregate purchase price of $1,145,000, in a private placement commenced in the fall of 1996, which private placement resulted in the issuance of a total (during 1996 and early 1997) of 647,850 shares of Common Stock for total consideration of $1,556,250, net of expenses. The stock offered in each private placement has warrants attached allowing the purchaser to purchase one additional share, for a purchase price $3.50 in the case of the first private placement, and a purchase price of $4.75 in the case of the second private placement, for every four shares purchased. All such warrants expire five years from the date of issue.

  In 1996, the Company adopted a Nonqualifying Stock Option Plan and registered, pursuant to a Form S-8 Registration Statement 500,000 shares of stock for the compensation of directors, consultants and employees as per the agreement. During 1997, the Company issued 86,841 shares qualifying as these S-8 shares. The Company had other stock for services agreements which resulted in restricted shares being issued. The Company issued 250,385 other shares for services in 1997. The value of stock options and stock grants was approximately $1,382,000 for the year ended December 31, 1997.

  The Company also issued 205,469 shares in 1997 to the minority shareholders of its subsidiary International Gene Group, Inc., thereby increasing its ownership of this subsidiary to 100%. The Company valued the purchase of the remaining minority interest at approximately $719,000. The value of the purchase was recorded as a charge to operations for the year ended December 31, 1997.

  In April 1996, the Company granted to Trinity American Corporation warrants for up to a year (or 100 days after the Securities and Exchange Commission declares the registration effective) to subscribe for 500,000 new shares of Common Stock at $5.00 per share. 100,000 of these warrants were exercised in 1997, resulting in aggregate proceeds to the Company of $500,000, and the remainder of the warrants have expired.

  Effective July 7, 1997, the Company hired Richard Salter as its Vice President for Business Development, for a period of two years. Mr. Salter had served the Company as a consultant from June 1996 through July 7, 1997, during which period he received options to purchase a total of approximately 110,000 shares of Common Stock. In exchange for his services beginning in July 1997, Mr. Salter receives options to purchase 5,000 shares of Common Stock (of which 2,500 shares will be issued under Form S-8 and the remaining 2,500 shares will either be restricted shares or, at the Company's option, will be issued under Form S-8), for each month that he serves the Company.
In January 1998, the Company granted Mr. Salter options to purchase 100,000 shares of "restricted" Common Stock for a purchase price of $0.01 per share, for each of the three years 1998, 1999 and 2000 at the commencement of which Mr. Salter remains with the Company.

  Keith Greenfield has also rendered consulting services in corporate strategy to the Company. In exchange for his services, the Company granted Mr. Greenfield options to purchase 58,000 shares of Common Stock during 1996, all of which were exercised during 1997.

  Both Mr. Salter and Mr. Greenfield are reimbursed for their reasonable expenses but do receive any cash compensation; each will only receive Common Stock, or options to purchase Common Stock, of the Company, as described above. All options will be exercisable for a term of ten years from the date of grant and will bear an exercise price of $0.01 per share. During the period ended December 31, 1997, warrants were similarly granted to Mr. David Sandberg, exercisable at $0.01 per share, for an aggregate of 15,585 shares, in consideration of legal services.

  On September 30, 1996, warrants granted by the Company to James C. Czirr, a former director, to subscribe for up to 200,000 shares of Common Stock at $0.01 per share. As of December 31, 1997, all warrants were exercised.

  In May 1997, the Company and Enrico Petrillo, trading as Michaelangelo executed an agreement pursuant to which Michaelangelo will receive options to purchase 120,000 shares of Common Stock at $0.01 per share, exercisable immediately, and options to purchase up to an additional 40,000 shares, vesting upon the achievement by the Company of certain milestones.

  John Pool was formerly the Company's director of European operations. The Company notified Mr. Pool in March 1998 that it was terminating its agreement with him pursuant to its terms. Prior to this termination, Mr. Pool had received options to purchase 20,000 shares of Common Stock in exchange for his services rendered to the Company, which options have not been exercised. The Company has no further obligations to issue additional options or shares to Mr. Pool.

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

  In connection with the Company's private placement of Common Stock during late 1996 and early 1997, Dr. David Platt, the Company's Chief Executive Officer, Secretary and Chairman of the Board of Directors, and Bradley Carver, the Company's President, Chief Financial Officer, Treasurer and Director, entered into an agreement with the purchasers of Common Stock in such offering pursuant to which Mr. Carver and Dr. Platt each agreed that he will not, without the consent of the holders of 50% of the shares of Common Stock purchased in the private placement, sell during any fiscal quarter prior to the Transfer Date (as defined below) a number of shares of Common Stock held by him in excess of (a) 25,000 shares in the case of public sales or (b) 100,000 shares in the case of private sales. "Transfer Date" is defined as the first to occur of (i) January 1, 1998, (ii) the effective date of a Registration Statement filed by the Company with respect to its Common Stock or (iii) the date upon which the average bid price for the Common Stock has been not less than $7.50 per share for any thirty consecutive trading days.

  In November 1996, the Company began a Private Placement Offering of common stock. As of December 31, 1996, 190,000 shares had been sold at $2.50 per share. In 1997, the Company sold an additional 457,850 shares at $2.50 per share. These shares included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1997, 161,963 warrants were outstanding.

  In 1997, the Company completed a private placement offering of common stock in which the Company sold 533,867 shares at $3.00 per share. These shares included an attached warrant to purchase one share of common stock for $4.75 per share for every four shares of common stock purchased. As of December 31, 1997, warrants to purchase 133,467 shares of common stock at $4.75 per share were outstanding.

  In January 1997, the Company completed a sale of 500,000 shares of common stock for $900,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1997, warrants to purchase 125,000 shares of common stock at $3.50 per share were outstanding.

  In September 1997, the Company completed an additional sale of 250,000 shares of common stock for $675,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also include an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of December 31, 1997, warrants to purchase 62,500 shares of common stock at $4.75 per share were outstanding.

  In January 1998, the Company changed its name from IGG
International, Inc. to SafeScience, Inc.

  It is currently contemplated that all the Company's employees and consultants who receive all or a portion of their compensation in Common Stock will enter into agreements with the Company which restrict their ability to transfer more than a fixed number of shares during each calendar quarter.

  The foregoing agreements and transactions were as favorable as could have been obtained from an unaffiliated third party in a similar transaction.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)  Financial Statements are contained in Item 8 of this Form 10.

(b)  Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the year ended in regard to this report.

(c)  Exhibits.

  The following documents are incorporated herein by reference from the Registrant's Form 10, as filed with the Securities and Exchange Commission, SEC File No. 0-26476.

Exhibit
  No.       Description

3.1    Articles of Incorporation of Alvarada, Inc.

3.2    Amendment to the Articles of Incorporation dated March 1,
       1995.

3.3    Amendment to the Articles of Incorporation dated March 3,
       1995.

3.4    Amendment to the Articles of Incorporation dated May 23,
       1995.

3.5    Bylaws of Alvarada, Inc.

3.6    Articles of Incorporation of International Gene Group.

3.7    Bylaws of the Company of International Gene Group.

3.8    Articles of Incorporation of Agricultural Glycosystems, Inc.

3.9    Bylaws of the Company of Agricultural Glycosystems, Inc.

4.1    Specimen Stock Certificate.

10.1   Agreement and Plan of Reorganization.

10.2   Licensing Agreement with Dr. Platt.

10.4   Licensing Agreement with The Government of Israel.

  The following documents are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the
Commission on May 14, 1996, SEC file No. 333-04764:

10.1   Nonqualifying Stock Option Plan.

  The following documents are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the
Commission on November 20, 1997, SEC file No.  333-16087:

10.6   Warrant Agreement with Trinity American Corporation.

10.7 Consulting Agreement with Richard Salter and Amendment thereto.

10.8   Consulting Agreement with Keith Greenfield.

10.9   Consulting Agreement with James C. Czirr.

10.10  Warrant Agreement with James C. Czirr.

  The following documents are an exhibit hereto:

10.11 Amendment to Consulting Agreement with Keith Greenfield, dated May 1997.

10.12  Licensing Agreement with Agrogene Ltd.

10.13 Trademark Sales and License Agreement with Elk Mound Feed and Farm Supply, Inc.

10.14  Consulting Agreement with Michelangelo, LLC., dated May 1997.

10.15  Consulting Agreement with Michelangelo, LLC., dated September
       1997.

10.16  Agreement with Leket-Bar Chemicals, Ltd., dated October 1997.

23.1   Consent of Arthur Andersen LLP.

23.2   Consent of William & Webster, P.S.

27     Financial Data Schedule.

99.1   Office Lease.

  All other schedule and exhibit are omitted, as the required information is not applicable or is not present in an amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts, on this 27th day of March, 1998.

               SAFESCIENCE, INC.
               (Formerly, IGG International, Inc.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures            Title                         Date

/s/ David Platt       Chief Executive Officer,      March 27, 1998
David Platt, Ph.D     Secretary and Chairman of
                      the Board of Directors

/s/ Bradley J. Carver President, Chief Financial  March 27, 1998
Bradley J. Carver     Officer, Treasurer and a member
                      of the Board of Directors

/s/ Richard A. Salter Senior Vice President       March 27, 1998
Richard A. Salter

/s/ Robert Alvarez    Vice President - Sales        March 27, 1998
Robert Alvarez

                            EXHIBIT INDEX

  The following documents are incorporate herein:


10.11  Amendment to Consulting Agreement with Keith Greenfield, dated
       May 1997.

10.12  Licensing Agreement with Agrogene Ltd.

10.13 Trademark Sales and License Agreement with Elk Mound Feed and Farm Supply, Inc.

10.14  Licensing Agreement with Michelangelo, LLC., dated May 1997.

10.15  Licensing Agreement with Michelangelo, LLC., dated September
       1997.

10.16  Agreement with Leket-Bar Chemicals, Ltd., dated October 1997.
23.1   Consent of Arthur Andersen LLP.

23.2   Consent of William & Webster, P.S.

27     Financial Data Schedule.

99.1   Office Lease.

  All other schedule and exhibit are omitted, as the required information is not applicable or is not present in an amount sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.