Form 10-Q
period 1998-03-31
SAFESCIENCE INC
filed 1998-05-15
CIK 946661

==================================================================

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549
                ----------------------------------
                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998.

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from:

                 --------------------------------
                 Commission file number 0 - 26476
                 --------------------------------

                        SAFESCIENCE, INC.
     (Exact name of Registrant as specified in its charter.)

NEVADA                             33-0231238
(State of other jurisdiction of    (IRS Employer
incorporation or organization)     Identification no.)

                      Park Square Building
                 31 St. James Avenue, Suite 520
                  Boston, Massachusetts  02116
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

            YES  [ X ]   NO   [    ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at March 31, 1998 was 12,523,227 shares.


==================================================================

                       SAFESCIENCE, INC.
                (A Development Stage Enterprise)



INDEX                                                              Page

Part I - Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1998
          and December 31, 1997 (Unaudited)                          3

          Consolidated Statements of Operations
          for the Three Months Ended March 31, 1998 and 1997,
          and the Period From December 8, 1992 (Inception) Through
          March 31, 1998 (Unaudited)                                 4

          Consolidated Statements of Cash Flows
          for the Three Months Ended March 31, 1998 and 1997,
          and the Period From December 8, 1992 (Inception) Through
          March 31, 1998 (Unaudited)                                 5-6

          Notes to Consolidated Financial
          Statements (Unaudited)                                     7-10

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations                                              11-15

          Exhibit Index                                              16

          Signatures                                                 16



















       3          PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements
                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                              ASSETS

                                          March 31,      December
                                          1998           31, 1997
Current assets:
  Cash and cash equivalents               $2,328,287     $2,594,312
  Prepaid expenses                            38,843         31,680
  Other                                       13,264         18,400
                                          ----------     ----------
  Total current assets                     2,380,394      2,644,392
                                          ----------     ----------
Property and equipment, net
  of accumulated depreciation                 58,822         47,646
                                          ----------     ----------
Other assets:
  Notes receivable - stockholders             88,948         89,233
  Deposits                                     1,328          6,328
  Restricted cash                            119,138        119,138
                                          ----------     ----------
  Total other assets                         209,414        214,699
                                          ----------     ----------
                                          $2,648,630     $2,906,737
                                          ==========     ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $  118,547     $  148,854
  Accrued liabilities                        241,433        304,763
  Deferred revenue                            19,975         10,000
                                          ----------     ----------
  Total current liabilities                  379,955        463,617
                                          ----------     ----------
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
   shares authorized; no shares issued
   and outstanding                                -              -
  Common stock, $.01 par value, 25,000,000
   shares authorized; 12,523,227 shares,
   and 12,098,576 shares issued and
   outstanding at March 31, 1998,
   and December 31, 1997, respectively       125,232        120,986
  Additional paid-in capital              11,522,473     10,239,018
  Deficit accumulated during
   development stage                      (9,379,030)    (7,916,884)
                                          ----------     ----------
  Total stockholders' equity               2,268,675      2,443,120
                                          ----------     ----------
                                          $2,648,630     $2,906,737
                                          ==========     ==========

The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

         The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                 Period from
                                                                 December 8,
                                                                 1992
                                                                 (Inception)
                                                                 through
                                    Three Months Ended March 31, March 31,
                                    1998          1997           1998
Revenues                            $      -      $         -    $         -

General and administrative expenses   927,512          393,148      5,158,568

Research and development costs        565,047          368,183      4,218,278
                                 ------------     ------------   ------------

Operating loss                     (1,492,559)        (761,331)    (9,376,846)
                                 ------------     ------------   ------------
Other income (expense):
  Interest expense                         -                -        (139,712)
  Interest income                      30,413           15,444        139,295
  Loss on disposal of assets               -                -          (1,767)
                                 ------------     ------------   ------------

Total other income (expense)           30,413           15,444         (2,184)
                                 ------------     ------------   ------------

Net loss                         $ (1,462,146)    $   (745,887)  $ (9,379,030)
                                 ============     ============   ============
Basic and diluted net loss
  per common share               $      (0.12)    $      (0.07)
                                 ============     ============

Weighted average number of common
  shares outstanding               12,357,404       10,173,924
                                 ============     ============











           The accompanying notes are integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                 Period from
                                                                 December 8,
                                                                 1992
                                                                 (Inception)
                                                                 through
                                   Three Months Ended March 31,  March 31,
                                   1998           1997           1998
Cash flows from operating activities
Net loss                           $(1,462,146)   $ (745,887)    $ (9,379,030)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Operating expenses paid in common
   stock and options                   579,701        60,000        2,520,761
  Issuance of stock for
   minority interest                        -             -           719,142
   Depreciation and amortization         4,571         3,066           71,257
   Loss on disposal of assets               -             -             1,767
                                   -----------    ----------     ------------
Cash used in operating
 activities before changes in
 assets and liabilities               (877,874)     (682,821)      (6,066,103)
Changes in assets and liabilities:
 (Increase) decrease in:
   Prepaid expenses                     (7,163)      (22,155)         (38,843)
   Other assets                          5,136         1,246          (12,003)
  Increase (decrease) in:
   Accounts payable                    (30,307)      105,734          118,547
   Accrued liabilities                 (63,330)           -           241,433
   Deferred revenue                      9,975            -            19,975
                                   -----------    ----------     ------------
Net cash used in
  operating activities                (963,563)     (597,996)      (5,736,994)
                                   -----------    ----------     ------------
Cash flows from investing activities:
  Purchase of equipment                (15,747)      (12,080)         (98,151)
  Loans to stockholders                     -        (65,000)        (130,000)
  Repayment of stockholders' loans         285            -            41,052
  Deposits paid, net                     5,000            -            (1,328)
  Net cash used in acquisition              -             -            (3,822)
  Increase in restricted cash               -             -          (119,138)
                                   -----------    ----------     ------------
Net cash used in
  investing activities                 (10,462)      (77,080)        (311,387)
                                   -----------    ----------     ------------

       The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF CASH FLOWS continued
                           (Unaudited)

                                                                Period from
                                                                December 8,
                                                                1992
                                                                (Inception)
                                                                through
                                Three Months Ended March 31,    March 31,
                                1998         1997               1998
Cash flows from financing activities:
 Short-term borrowing           $      -     $        -         $   398,000
 Payments on short-
   term borrowing                      -              -             (90,000)
 Proceeds from issuance
   of common stock                708,000      2,165,000          8,099,036
 Capital contributed by
   stockholders                        -              -               1,329
 Debt issuance costs                   -              -             (31,697)
                              -----------    -----------        -----------
 Net cash provided by
   financing activities           708,000      2,165,000          8,376,668
                              -----------    -----------        -----------
Net increase (decrease) in cash
  and cash equivalents           (266,025)     1,489,924          2,328,287

Cash and cash equivalents,
  beginning balance             2,594,312        444,661                 -
                              -----------    -----------        -----------
Cash and cash equivalents,
  ending balance              $ 2,328,287    $ 1,934,585        $ 2,328,287
                              ===========    ===========        ===========

Supplemental disclosure of
 non-cash financing activities

  Conversion of notes
    payable into equity       $        -     $        -         $   310,000
                              ===========    ===========        ===========

Supplemental disclosure of
  cash flow information

  Cash paid for interest      $        -     $        -         $     5,742
                              ===========    ===========        ===========








      The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended March 31, 1998 and 1997
        and the Period from December 8, 1992 (Inception)
                      Through March 31, 1998

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

  Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997.

  The results of the operations for the three months ended March
31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

2.   NET LOSS PER SHARE

  In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of options and warrants would be antidilutive.

3.   RECLASSIFICATION

  Certain items in the 1997 financial statements have been reclassified to conform with their 1998 presentation.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended March 31, 1998 and 1997
        and the Period from December 8, 1992 (Inception)
                      Through March 31, 1998

4.   STOCKHOLDERS' EQUITY

  Private Placement Offerings

  In March 1998, the Company completed a private placement offering of common stock. During the period January 1, 1998 through March 31, 1998 the Company sold 69,333 shares at $3.00. The Company had sold 533,867 shares at $3.00 as of December 31, 1997. These shares include an attached warrant to purchase one share of common stock for $4.75 for every four shares purchased. As of March 31, 1998, warrants to purchase 150,800 shares of common stock were outstanding from these sales.

  In March 1998, the Company completed a sale of 181,818 shares of common stock for $500,000. These shares also included an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of March 31, 1998, warrants to purchase 45,455 shares of common stock at $4.75 per share were outstanding.

  Warrants and Options

  The Company has entered into agreements with various employees and consultants for the grant of stock options, warrants and shares of common stock at $.01 per share. During the three month period ended March 31, 1998, the Company granted options to purchase 10,555 shares of common stock and 173,500 shares of common stock and recorded charges to operations of approximately $580,000 relating to these grants. The charge to operations represents the fair market value of the underlying common stock or option on the grant date.















       9                SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended March 31, 1998 and 1997
        and the Period from December 8, 1992 (Inception)
                      Through March 31, 1998
5.   OTHER MATTERS . . . continued
Going Concern

  The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations for the year ended December 31, 1997 resulted in a net loss of $4,734,475, and as of that date the Company had a stockholders' equity of $2,443,120. During the three months ended March 31, 1998, the Company's net loss was $1,462,147. The Company's ability to operate as a going concern is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations. No adjustments have been made to the financial statements as a result of this uncertainty.

  The Company is currently engaged in raising additional capital from qualified investors. The Company is making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its substances under development. During the quarter ending March 31, 1998, the Company raised $708,000 through the sale of common stock and warrants to purchase common stock.

  Legal Proceedings

  In March 1998, the Company settled a lawsuit with a former consultant. The settlement agreed upon was as follows: mutual releases were exchanged; no liability was admitted by either party; the Company agreed to pay $25,000 in cash; and the Company agreed to issue a number of shares of common stock which comprise an aggregate market value of $91,250. Such stock may be issued in one or more installments, at the Company's option and at such times during a 90 day period following the date of settlement as may be determined by the Company; provided that all shares will be valued as of the close of business on the day prior to that on which they are issued; and also provided that the Company is required to issue at least $15,000 worth of shares during the first thirty-day period following the settlement, and $5,000 worth of shares during the next two-week period, and $20,000 worth of shares during the succeeding two weeks, until all the shares have been issued. As of March 31, 1998, the Company had paid the $25,000 and accrued the remaining liability.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended March 31, 1998 and 1997
        and the Period from December 8, 1992 (Inception)
                      Through March 31, 1998

5.   OTHER MATTERS . . . continued

  Licensing Agreements

  In October 1997, the Company announced that AGI had entered into an agreement with an Israeli biotechnology company, Leket-Bar, Ltd., to acquire a worldwide, exclusive license to all Leket-Bar's products. On March 6, 1998 Leket-Bar and the Company amended the payment terms of the licensing agreement.
Originally, the Company was to pay Leket-Bar $25,000 per quarter over a four year period. Under the amended terms of the agreement, the Company is obligated to pay $225,000 in 1998, $100,000 in 1999, and $50,000 in the year 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

Overview

  SafeScience, Inc. (formerly IGG International, Inc.) is developing and marketing a portfolio of agricultural home and garden products and pharmaceutical products under the brand
 SafeScience(R)' as an alternative to conventional treatments employing potentially harmful chemicals. Beyond the Company's agricultural products, its human therapeutic products include a carbohydrate compound to treat cancer, which is in human clinical trials, as well as an antifungal compound. The Company has not generated any revenue related to these products through March 31, 1998. The Company operates through its two wholly owned subsidiaries: its agricultural subsidiary, Agricultural Glycosystems, Inc. (AGI), and its human therapeutics subsidiary, International Gene Group, Inc. (IGGI).

  The Company is presently researching several products, nearly all of which are derived from naturally occurring substances:
AGI's principal products are Greenleaf Plant Defense Booster ("Greenleaf PDB," formerly ELEXA), an inhibitor of plant fungus (which was recently granted approval by the Environmental Protection Agency ("EPA")); SAF-711, a second fungicide product derived from natural carbohydrates extracted from a plant ("SAF-711"); and Dentamet, a third fungicide which has the potential of working as a fumigant; and a line of non-toxic fertilizer products. IGGI's principal products are GBC 590, a natural complex carbohydrate glycoprotein which inhibits human melanoma cancer cells; CAN-296, a natural antifungal agent which inhibits infections such as Candida, and a Microorganism Substance MMS-1. Patents for MMS-1, Dentamet and certain fertilizers have been issued and all other patents are currently pending for all products.

  In October 1997, the Company announced that AGI had entered into an agreement with an Israeli biotechnology company, Leket-Bar Ltd., to acquire a worldwide, exclusive license to all Leket-Bar's products. These products consist of a series of patented products, including several modified carbohydrate compounds for use as fertilizers and fungicides. The products acquired in this transaction have been approved and marketed in Israel and other countries. Several of the products acquired are carbohydrate-based fertilizers which do not require registration with the EPA to be sold in the United States.

  In April 1997, the Company announced that AGI had entered into an exclusive, worldwide licensing agreement with Agrogene, Ltd., an Israeli-based biotechnology company specializing in products for agriculture. AGI acquired the rights to commercialize the compounds derived from a collection of natural carbohydrates identified and patented by Agrogene. The first compound which is under development, a fungicide known as SAF-711, has shown in field and greenhouse studies an ability to kill a broad range of fungi on plants such as downy mildews, late blight, powdery mildews and rusts.

  In December 1997, the Company entered into two agreements for the distribution of the Company's agricultural products. The first agreement provides for exclusive distribution rights in the United Arab Emirates, the Sultanate of Oman, Bahrain, Qatar and the Kingdom of Saudi Arabia. The second agreement provides for exclusive distribution rights in New Zealand and Australia. At the time of signing the agreements, the Company received payments of $10,000 from each distributor, to be credited toward amounts subsequently payable under the agreements. In addition, in March, 1998 the Company entered into another agreement providing for exclusive distribution rights in Argentina and Uruguay. No advance payment was received in connection with such agreement.

  The Company has also acquired the trademark rights to the name "Greenleaf," which is the brand name that the Company has begun using to market its non-toxic products, including the products acquired from Leket-Bar. Greenleaf is a registered United States trademark.

  On April 24, 1998, the Company entered into an agreement with Dominion BioSciences, Inc. that gives SafeScience the exclusive marketing rights for the worldwide retail consumer distribution of certain patented products developed and manufactured by Dominion BioSciences, Inc. for the control of cockroaches and other household insect pests. Under the terms of the agreement, both companies will combine research efforts to create worldwide non-toxic consumer products for pest control that will be marketed under the double brands, SafeScience(R) and Ecologix(TM) (trademark of Dominion).

  On May 1, 1998, the Company signed an agreement with MIGAL
Galilee Technology Center (MIGAL) in Kiryat Shmona, Israel whereby MIGAL will act as a partner in developing new products that will be commercialized under the world brand, SafeScience(R).

  MIGAL is a scientific institute established in 1979. It is dedicated to research and development in the area of agricultural and environmental biotechnology, including plant, pathogens, and human genetics. R&D activities include development of improved crops, virology, recombinant vaccine for human and animals, immunology, molecular biology. Other applied research activities include aquaculture for nutrition and control of reproduction, production of fungal enzymes, biodegradation of toxic compounds, soil and water microbiology for bioremediation of pollution, composting urban and agricultural wastes and anaerobic digestion of animal and industrial wastes. MIGAL employs 25 researchers of Ph.D. level and above in a staff of over 100 researchers, engineers, technicians, and students for higher degrees.

  Details of the agreement include the co-development of certain projects currently underway at MIGAL and also to develop new products and technologies for SafeScience(R). The agreement also allows MIGAL to identify itself as a SafeScience(R) Institute and gives SafeScience the option to purchase an equity stake in MIGAL.

  On May 4, 1998, the Company announced that its Common Stock began trading on the NASDAQ Small Cap Market under its current ticker symbol SAFS.

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

  The Company has financed itself by a series of private placement financing. In the Company's estimation these financing have sufficiently funded the Company to continue its product development agenda, pursue regulatory approvals of products and begin to market its existing products. However, the Company has to obtain and will continue to seek additional financing through the private sale of restricted securities to investors, and will consider joint venture, licensing or similar arrangements with large companies to provide the funding necessary for additional activities, such as commercialization of its existing products and continued development of new products. There can be no assurance that the Company will enter into any such arrangements, complete its research and development, obtain additional appropriate regulatory approvals, or develop, manufacture, market, or distribute commercially viable products.

  To date, the Company's activities have consisted primarily of research, development and testing. Such activities have resulted in accumulated losses through the end of the Company's most recent fiscal year. The Company anticipates that it will incur substantial losses in 1998 as a result of its continued research.

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

Results of Operations:  March 31, 1998 versus March 31, 1997

As a development stage enterprise from the date of its inception, the Company has not commenced production of any products nor derived any product sales or net income. The Company intends to begin production of its products in the second quarter of 1998. The Company's business activities through March 31, 1998 have consisted principally of research, product development and testing and the acquisition and funding of capital to sustain business activities.

  General and administrative expenses increased from $393,148 for the three months ended March 31, 1997 to $927,512 for the three months ended March 31, 1998, an increase of $534,364 or 136%. This increase was attributable to an overall increase in business activities during the quarter including an increase in business development salaries, including approximately $494,000 resulting from the grant and exercise of options to purchase common stock.

  Research and development costs for consultants, supplies and testing increased from $368,183 for the three months ended March 31, 1997 to $565,047 for the three months ended March 31, 1998, an increase of $196,864 or 53.5%. This increase was principally attributable to a combination of increasing and expanding research efforts on complex carbohydrate and micro-organism substances, conducted on both subcontracted and collaboration bases, initial research and testing costs for new processes or development products introduced during 1997 and costs associated with recent licensing agreements. Included in research and development costs is approximately $86,000 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

  Interest income increased from $15,444 for the three months ended March 31, 1997 to $30,413 for the three months ended March 31, 1998, an increase of $14,969. This increase was attributable to the temporary investment of cash proceeds received from private placements of the company's securities during 1997 and 1998.

Liquidity and Capital Resources

  Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $8,400,000. For the quarter ended March 31, 1998, the Company's operations utilized cash of $963,563 primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of $708,000 to the Company.

  The Company's audited financial statements for the year ended December 31, 1997 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of March 31, 1998, the Company's accumulated deficit is $9,379,030 and cash balances are $2,328,287. The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from stockholders or other sources.

  The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through late-1998. The Company is currently seeking to complete a private equity placement. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

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

                          EXHIBIT INDEX

Item 6.   Exhibits.

Number Description

27     Financial Data Schedule



                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of May.

            SAFESCIENCE, INC.
            (the "Registrant")

            BY:  /s/ Bradley J. Carver,
                 President, Treasurer, Chief
                 Financial Officer and a member
                 of the Board of Directors