Form 10-Q
period 1998-06-30
SAFESCIENCE INC
filed 1998-08-13
CIK 946661

=================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                            FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998.

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

             YES   [ X ] NO   [   ]

The number of shares outstanding of the Registrant's Common
Stock, $.01 par value per share, at June 30, 1998 was 13,072,159 shares.



=================================================================

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)



INDEX

                                             Page

Part I - Financial Information

   Item 1.  Financial Statements

     Consolidated Balance Sheets as of June 30, 1998
        and December 31, 1997 .  . .  . .  . 2

     Consolidated Statements of Operations
        for the Three Months and Six Months Ended
        June 30, 1998 and 1997, and the Period
        from December 8, 1992 (Inception) through
        June 30, 1998  . .  . .  . .  . .  . 3

     Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 1998
        and 1997, and the Period From December
        8, 1992 (Inception) Through June
        30, 1998  . .  . .  . .  . .  . .  . 4-5

     Notes to Unaudited Consolidated
       Financial Statements . .  . .  . .  6-8

   Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations        9-13

Signatures   . .  . .  . .  . .  . .  . .  . 14

                  PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Balance Sheets has been formatted to fit across two pages. This is page 1 of 2.)

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                   June 30,     December 31,
                                   1998         1997
Current assets:
  Cash and cash equivalents        $ 3,002,167 $ 2,594,312
  Prepaid expenses and
   other current assets                 34,522       50,080
                                   -----------  -----------
   Total current assets              3,036,689    2,644,392
                                   -----------  -----------
Property and equipment,
 net of accumulated depreciation       125,341       47,646
                                   -----------  -----------
Other assets:
 Notes receivable - stockholders        88,658       89,233
 Deposits                                1,328        6,328
 Restricted cash                       119,138      119,138
                                   -----------  -----------
   Total other assets                  209,124      214,699
                                   -----------  -----------
                                   $ 3,371,154  $ 2,906,737
                                   ===========  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                 $   149,373  $   148,854
  Accrued liabilities                  220,775      304,763
  Current portion of long-term debt      3,774           -
  Deferred revenue                      29,975       10,000
                                   -----------  -----------
   Total current liabilities           403,897      463,617
                                   -----------  -----------
Long-term debt, less current portion    14,382           -
                                   -----------  -----------

                                2A


(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Balance Sheets has been formatted to fit across two pages. This is page 2 of 2.)

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
  shares authorized; no shares issued
  and outstanding                           -           -
 Common stock, $.01 par value, 25,000,000
  shares authorized; 13,072,159 shares,
  and 12,098,576 shares issued and
  outstanding at June 30, 1998, and December
  31, 1997, respectively               130,722     120,986
 Additional paid-in capital         13,574,242  10,239,018
 Deficit accumulated during
   development stage               (10,752,089) (7,916,884)
                                   ----------- -----------
   Total stockholders' equity        2,952,875   2,443,120
                                   ----------- -----------
                                   $ 3,371,154 $ 2,906,737
                                   =========== ===========





















The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.


The accompanying notes are an integral part of these consolidated financial statements.

                                2B

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Statement of Operations has been formatted to fit across two pages. This is page 1 of 2.)

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                               Six Months Ended
                         Three Months Ended June 30,           June 30,
                         1998             1997                 1998
Revenues                 $        -        $        -          $        -
General and administrative
  expenses                   771,290           736,550           1,698,802

Research and development
  costs                      637,811         1,079,076           1,202,858
                         -----------       -----------         -----------
Operating loss            (1,409,101)       (1,815,626)         (2,901,660)
                         -----------       -----------         -----------
Other income (expense):
  Interest expense               (92)               -                  (92)
  Interest income             36,135            22,523              66,548
  Other                           -            (40,000)                 -
                         -----------       -----------         -----------
Total other income
  (expense)                   36,043           (17,477)             66,456
                         -----------       -----------         -----------
Net loss                 $(1,373,058)      $(1,833,103)        $(2,835,204)
                         ===========       ===========         ===========

Basic and diluted net
 loss per common share   $     (0.11)      $     (0.17)        $     (0.23)
                         ===========       ===========         ===========

Weighted average number
 of common shares
 outstanding              12,754,835        10,798,370          12,556,127
                          ==========        ==========          ==========
















                                3A

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Statements of Operations has been formatted to fit across two pages. This is page 2 of 2.)

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                     Period from
                                                     December 8, 1992
                            Six Months Ended         (inception)
                            June 30,                 through June 30,
                            1997                     1998
Revenues                    $        -               $         -

General and administrative
  expenses                    1,129,698                 5,929,859

Research and development
  costs                       1,447,259                 4,856,089
                            -----------              ------------
Operating loss               (2,576,957)              (10,785,948)
                            -----------              ------------
Other income (expense):
  Interest expense                   -                   (139,804)
  Interest income                37,968                   175,430
  Other                         (40,000)                   (1,767)
                            -----------              ------------
Total other income
  (expense)                      (2,032)                   33,859
                            -----------              ------------
Net loss                    $(2,578,989)             $(10,752,089)
                            ===========              ============
Basic and diluted net
 loss per common share      $     (0.24)
                            ===========

Weighted average number
 of common shares
 outstanding                10,482,814
                            ==========














The accompanying notes are an integral part of these consolidated financial statements.

                                3b

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                          Period from
                                                          December 8,
                                                          1992
                                                          (Inception)
                                                          through
                         Six Months Ended June 30,        June 30,
                            1998           1997           1998
Cash flows from operating activities:
  Net loss                  $ (2,835,204)  $ (2,578,989)  $ (10,752,089)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Operating expenses paid
     in common stock and
     options                     949,157     1,117,455       2,890,218
    Issuance of stock for
     minority interest                -             -          719,142
    Depreciation and
     amortization                 11,580         6,131          78,266
    Other                             -             -            1,767
                            ------------     ---------       ---------
   Cash used in operating
    activities before changes in
    assets and liabilities    (1,874,467)   (1,455,403)     (7,062,696)

   Changes in assets and liabilities:
    Prepaid expenses and other
     current assets               15,558       (12,085)        (33,261)
    Accounts payable                 520       106,899         149,374
    Accrued liabilities          (83,988)           -          220,775
    Deferred revenue              19,975            -           29,975
                             -----------  ------------   -------------
   Net cash used in
    operating activities      (1,922,402)   (1,360,589)     (6,695,833)
                             -----------  ------------   -------------
Cash flows from investing activities:
  Purchase of equipment          (89,275)      (12,080)       (171,679)
  Loans to stockholders               -        (90,000)       (130,000)
  Repayment of stockholders'
   loans                             575           209          41,342
  Deposits paid, net               5,000            -           (1,328)
  Net cash used in acquisition        -             -           (3,822)
  Increase in restricted cash         -             -         (119,138)
                             -----------  ------------   -------------
   Net cash used in
    investing activities         (83,700)     (101,871)       (384,625)
                             -----------  ------------   -------------



The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
      CONSOLIDATED STATEMENTS OF CASH FLOWS . . . continued
                           (Unaudited)

                                                                Period from
                                                                December 8,
                                                                1992
                                                                (Inception)
                                                                through
                               Six Months Ended June 30,        June 30,
                                  1998           1997           1998
Cash flows from financing activities:
  Short-term borrowing            $        -     $       -      $    398,000
  Payments on short-term borrowing         -             -           (90,000)
  Proceeds from long-term debt         18,900            -            18,900
  Payments on long-term debt             (744)           -              (744)
  Proceeds from issuance of
    common stock                    2,395,801     2,165,000        9,786,837
  Capital contributed by
    stockholders                           -             -             1,329
  Debt issuance costs                      -             -           (31,697)
                                   ----------    ----------     ------------
    Net cash provided by
     financing activities           2,413,957     2,165,000       10,082,625
                                   ----------    ----------     ------------

Net increase in cash and
  cash equivalents                    407,855       702,540        3,002,167

Cash and cash equivalents,
  beginning balance                 2,594,312       444,661               -
                                   ----------    ----------     ------------
Cash and cash equivalents,
  ending balance                   $3,002,167    $1,147,201     $  3,002,167
                                   ==========    ==========     ============
Supplemental disclosure of
 non-cash financing activities

  Conversion of notes payable
   into equity                     $       -     $       -      $    310,000
                                   ==========    ==========     ============

Supplemental disclosure of cash
 flow information

   Cash paid for interest          $       92    $       -      $      5,834
                                   ==========    ==========     ============





The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Three Months and Six Months Ended June 30, 1998 and 1997 and the
  Period from December 8, 1992 (Inception) Through June 30, 1998

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

   The results of the operations for the six months ended June
30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

       10               SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Three Months and Six Months Ended June 30, 1998 and 1997 and the
  Period from December 8, 1992 (Inception) Through June 30, 1998

4. LONG-TERM DEBT

   Long-term debt at June 30, 1998 consisted of the following:

   Note payable-bank, due in monthly installments
   of $418, including interest at 2.9% through
   April 2002, secured by a motor vehicle.             $18,156

   Less - current portion                                3,774
                                                       -------
                                                       $14,382
                                                       =======
5. STOCKHOLDERS' EQUITY

Private Placement Offerings
   In March 1998, the Company completed a sale of 181,818 shares of common stock at $2.75 per share. These shares also included an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of June 30, 1998, warrants to purchase 45,455 shares of common stock at $4.75 per share were outstanding.

   In June 1998, the Company completed a private placement offering of common stock. During the period January 1, 1998 through June 30, 1998 the Company sold 146,000 shares of common stock at $3.00 per share. The Company had sold 533,867 shares of common stock at $3.00 per share as of December 31, 1997. These shares include an attached warrant to purchase one share of common stock for $4.75 for every four shares purchased. As of June 30, 1998, warrants to purchase 169,967 shares of common stock were outstanding from these sales.

   In June 1998, the Company began a new private placement offering of common stock. During the three months ended June 30, 1998, the Company sold 360,824 shares of common stock at $4.25 per share.

Warrants and Options
   The Company has entered into agreements with various employees and consultants for the grant of stock options, warrants and shares of common stock at $.01 per share. During the six month period ended June 30, 1998, the Company granted options to purchase 18,800 shares of common stock and issued 239,657 shares of common stock for which the Company recorded charges to operations of approximately $950,000 relating to these grants. The charge to operations represents the fair market value of the underlying common stock or option on the grant date.

       11               SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 Three Months and Six Months Ended June 30, 1998 and 1997 and the
  Period from December 8, 1992 (Inception) Through June 30, 1998
6. OTHER MATTERS

Going Concern
   The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations since inception resulted in a net loss of $10,752,089. During the six months ended June 30, 1998, the Company's net loss was $2,835,204, the Company's operations utilized cash of $1,922,402, and as of that date the Company had a stockholders' equity of $2,952,875. The Company's ability to operate as a going concern is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations. No adjustments have been made to the financial statements as a result of this uncertainty.

   The Company is currently engaged in raising additional capital from qualified investors. The Company is also making presentations to various venture capital sources to raise additional capital. The Company is also pursuing possible strategic partnerships or collaborations with other companies interested in its products under development. During the six months ending June 30, 1998, the Company raised $2,395,801 through the sale of common stock and warrants to purchase common stock.

Licensing Agreements
   In October 1997, the Company announced that its wholly owned subsidiary, AGI, had entered into an agreement with an Israeli biotechnology company, Leket-Bar, Ltd., to acquire a worldwide, exclusive license to all Leket-Bar's products. On March 6, 1998 Leket-Bar and the Company amended the payment terms of the licensing agreement. Originally, the Company was to pay Leket-Bar $25,000 per quarter over a four year period. Under the amended terms of the agreement, the Company is obligated to pay $225,000 in 1998, $100,000 in 1999, and $50,000 in the year 2000.

Commitments
   In July 1998, the Company entered into a supply and distribution agreement with a third party for certain high performance, specialty cleaning products. The Company has minimum annual purchase levels of $100,000, $500,000 and $1,000,000 for the first, second and third years of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

Overview

   SafeScience, Inc. (formerly IGG International, Inc.) is developing and marketing a portfolio of agricultural, home and garden, and pharmaceutical products under the SafeScience(R) brand. These products are alternatives to conventional products which employ potentially harmful chemicals. Beyond the Company's agricultural products, its human therapeutic products include a carbohydrate compound to treat cancer, which is in human clinical trials, as well as an antifungal compound. The Company has not generated any revenue related to these products through June 30, 1998. The Company operates through its two wholly owned subsidiaries: International Gene Group, Inc. (IGG) for human therapeutics, and Agricultural Glycosystems, Inc. (AGI) for agricultural and consumer products.

   The Company is presently researching several products, the vast majority of which are derived from naturally occurring substances. SafeScience's principal agricultural products are:
Greenleaf Plant Defense Booster (Greenleaf PDB), a plant fungus inhibitor which was recently granted approval by the Environmental Protection Agency (EPA); SAF-711, a fungicide derived from natural plant carbohydrates; a third fungicide, Dentamet, which can potentially function as a fumigant; and a line of nontoxic micro-nutrient fertilizer products. IGG's principal products are GBC-590, a modified natural complex carbohydrate which inhibits cancer metastasis; CAN-296, a natural antifungal agent for a range of Candida infections; and Microorganism Substance (MMS-1), a peptide-glycan which potentially inhibits melanoma cancer cells. Patents for MMS-1, Dentamet and certain fertilizers have been issued, and patents are currently pending for all other products.

   The Company's primary consumer products are: Cockroach Bait Stations, licensed from Dominion BioScience, Inc., metabolic pathway disrupters which eliminate cockroaches while being non-harmful to humans and pets; Granular and Liquid De-Icers, and other consumer products licensed from ThermoFiberGen, Inc.; Multifunctional Cleaners, a line of technologically advanced cleaning products licensed from Delta Omega Technologies, Ltd. that are efficacious, cost effective, environmental and safe; Greenleaf Plant Nutrition, a line of plant fertilizers as per the agricultural products above; Greenleaf PDB, as per above; and Greenleaf Garden Plus, a line of premium plant fertilizers containing Menefee Mineral Humate, licensed from Earthgreen Products, Inc., which significantly boost plant and fertilizer performance.

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

   On April 24, 1998, the Company entered into an agreement with Dominion BioSciences, Inc. that gives SafeScience the exclusive marketing rights for the worldwide retail consumer distribution of certain patented products developed and manufactured by Dominion BioSciences, Inc. for the control of cockroaches and other household insect pests. Under the terms of the agreement, both companies will combine research efforts to create worldwide non-toxic consumer products for pest control that will be marketed under the double brands, SafeScience(R) and Ecologix (trademark of Dominion).

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

   On June 1, 1998 and February 27, 1998, the Company entered into exclusive agreements for the distribution of SafeScience brand agricultural and consumer products in Europe and South America. With these agreements, the Company established distribution networks on four continents. Under the terms of the exclusive agreements, Cequisa of Barcelona, Spain will distribute the SafeScience brand of products to consumers in Spain, Portugal and the Canary Islands. Lanafil S.A. of Montevideo, Uruguay will distribute products in Uruguay and Argentina.

   On June 25, 1998, the Company signed an agreement with Thermo FiberGen, Inc. of Bedford, Massachusetts, a subsidiary of Thermo FiberTek, Inc., a Thermo Electron company, to market certain organic de-icing products and other products developed and manufactured by Thermo FiberGen. Under the terms of the agreement, Thermo FiberGen will continue to research new products for the Company, including super-granulated fertilizers.

   On July 15, 1998, the Company entered into an exclusive agreement with Earthgreen Products, Inc. to market and distribute granular and water-soluble Menefee Mineral(R) humatebased products, mined and produced by Earthgreen Products and its subsidiaries. These Earthgreen products, which are rich humates, are the result of tens of millions of years of composting and radically enhance soil's capacity to exchange mineral nutrients with plants without any adverse environmental effects. The Menefee Mineral products act as potent adjuvants when added to fertilizer products such as the Company's Greenleaf fertilizers.

   On July 27, 1998, the Company signed an exclusive worldwide agreement with Delta Omega Technologies, Ltd. of Broussard, Louisiana, to market and distribute technologically advanced, biodegradable cleaning products developed and manufactured by Delta Omega Technologies. The products comprise an extended line of home, automotive and exterior cleaning products, including drain cleaners and concrete cleaners, that provide safe and more cost-effective alternatives to the hazardous chemical products that now dominate the category.

   Human clinical trials are proceeding on schedule with GBC-590.
The FDA prohibits the discussion of the trials at this time.

   Potential risks associated with the development of the Company's products and product candidates are: 1) some of the products referred to herein may never be developed; 2) anticipated future losses due to the cost of research and development; 3) the timing and cost associated with governmental regulation and approval; 4) absence of patent protection; 5) the risk of product liability claims; 6) the risk that the Company can raise sufficient capital to commercialize the products; and
7) the uncertainty that the Company will ever operate profitably. For all of the foregoing reasons, an investment in the Company's securities is risky and purchasers should be aware that they might lose their entire investment.

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

   To date, the Company's activities have consisted primarily of research, development and testing. Such activities have resulted in accumulated losses through the end of the Company's most recent fiscal year. The Company anticipates that it will incur substantial losses in 1998 as a result of its continued research and operations.

Results of Operations:  June 30, 1998 versus June 30, 1997

   As a development stage enterprise from the date of its inception, the Company has not derived any product sales or net income. The Company began production of its products in the second quarter of 1998. The Company's primary business activities through June 30, 1998 have consisted principally of research, product development and testing and the acquisition and funding of capital to sustain business activities.

   General and administrative expenses increased from $736,550 for the three months ended June 30, 1997 to $771,290 for the three months ended June 30, 1998, an increase of $34,740 or 5%, and from $1,129,698 for the six months ended June 30, 1997 to $1,698,802 for the six months ended June 30, 1998, an increase of $569,104 or 50%. This increase was attributable to an overall increase in business activities including an increase in business development salaries, including approximately $182,717 resulting from the grant and exercise of options to purchase common stock.

   Research and development costs for consultants, supplies and testing decreased from $1,079,076 for the three months ended June 30, 1997 to $637,811 for the three months ended June 30, 1998, a decrease of $441,265 or 41%, and from $1,447,259 for the six months ended June 30, 1997 to $1,202,858 for the six months ended June 30, 1998, a decrease of $244,401 or 17%. This decrease was principally attributable to the transition of the complex carbohydrate and micro-organism substances from the research phase into the manufacturing phase. Included in research and development costs is approximately $186,740 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

   Interest income increased from $22,523 for the three months ended June 30, 1997 to $36,135 for the three months ended June 30, 1998, an increase of $13,612 or 60%, and from $37,968 for the six months ended June 30, 1997 to $66,548 for the six months ended June 30, 1998, an increase of $28,580 or 75%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the company's securities during 1998.

Liquidity and Capital Resources

   Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $10,200,000. For the six months ended June 30, 1998, the Company's operations utilized cash of $1,922,402 primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of $2,395,801 to the Company.

   The Company's audited financial statements for the year ended December 31, 1997 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of June 30, 1998, the Company's accumulated deficit is $10,752,089 and cash balances are $3,002,167. The Company has no bank lines of credit or other commercial financing sources at present and does not expect to obtain any. It is not known whether additional funds could be borrowed from stockholders or other sources.

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

   Dated this 13th day of August, 1998.


                         SAFESCIENCE, INC.
                         (the "Registrant")

                         BY:  /s/ Bradley  J. Carver
                              Bradley J. Carver,
                              President, Treasurer, Chief
                              Financial Officer and a member
                              of the Board of Directors