Form 10-Q
period 1998-09-30
SAFESCIENCE INC
filed 1998-11-16
CIK 946661

=================================================================

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549
                ----------------------------------
                            FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:  _________ to _________


                 Commission file number 0 - 26476


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

                          (617) 422-0674
       Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   [ X ]  NO   [    ]

The number of shares outstanding of the Registrant's Common
Stock, $.01 par value per share, at September 30, 1998 was 13,250,611 shares.

=================================================================

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)



                              INDEX

                                                            Page

Part I - Financial Information

Item 1.   Financial Statements

     Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997                             F-1

     Consolidated Statements of Operations
          for the Three Months and Nine Months
          Ended September 30, 1998 and 1997,
          and the Period From December 8, 1992
          (Inception) Through September 30, 1998            F-2

     Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1998 and 1997, and the Period From
          December 8, 1992 (Inception) Through
          September 30, 1998                                F3-F4

     Notes to Unaudited Consolidated
          Financial Statements                              F5-F9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10-16

Signatures                                                  16

                  PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements
(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Balance Sheets (Unaudited) has been formatted to fit across two pages. This is page 1 of 2.)

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                              ASSETS

                              September 30,  December 31,
                              1998           1997
Current assets:
  Cash and cash equivalents   $  2,060,378   $ 2,594,312
  Prepaid expenses and other
   current assets                   84,861        50,080
                              ------------   -----------
  Total current assets           2,145,239     2,644,392
                              ------------   -----------
  Property and equipment, net of
   accumulated depreciation        187,067        47,646
                              ------------   -----------
Other assets:
  Notes receivable -
   stockholders                     88,364        89,233
  Deposits                           1,328         6,328
  Restricted cash                  108,128       119,138
                              ------------   -----------
  Total other assets               197,820       214,699
                              ------------   -----------
                              $  2,530,126   $ 2,906,737
                              ============   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable            $    128,213   $   148,854
  Accrued liabilities              280,267       304,763
  Current portion of
   long-term debt                    4,574            -
  Deferred revenue                  19,975        10,000
                              ------------   -----------
  Total current liabilities        433,029       463,617
                              ------------   -----------
Long-term debt, less current
  portion                           12,460            -
                              ------------   -----------

(In order to transmit these documents to the SEC via EDGAR, SafeScience, Inc., a development stage enterprise, Consolidated
Balance Sheets (Unaudited) has been formatted to fit across two pages. This is page 2 of 2.)

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
           CONSOLIDATED BALANCE SHEETS . . . continued
                           (Unaudited)

                              ASSETS

                              September 30,  December 31,
                              1998           1997
Stockholders' equity:
  Preferred stock, $.01 par
   value, 5,000,000 shares
   authorized; no shares
   issued and outstanding               -             -
  Common stock, $.01 par
   value, 25,000,000 shares
   authorized; 13,250,611 shares,
   and 12,098,576 shares issued
   and outstanding at September
   30, 1998, and December 31,
   1997, respectively              132,506       120,986
  Additional paid-in capital    14,309,906    10,239,018
  Deficit accumulated during
   development stage           (12,357,775)   (7,916,884)
                              ------------   -----------
Total stockholders' equity       2,084,637     2,443,120
                              ------------   -----------
                              $  2,530,126   $ 2,906,737
                              ============   ===========












The accompanying notes are an integral part of these consolidated financial statements.

                               F-1a

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                  Period from
                                                                  12/08/92
                                                                  (inception)
              Three Months Ended        Nine Months Ended         through
              September 30,             September 30,             September 30,
              1998         1997         1998         1997         1998
Revenues      $        -   $        -   $        -   $        -   $         -

General and
 administrative
  expenses      1,052,725      598,368    2,751,527    1,728,066     6,982,583

Research and development
 costs            585,766      952,132    1,788,624    2,439,391     5,441,855
              -----------  -----------  -----------  -----------  ------------
Operating loss (1,638,491)  (1,550,500)  (4,540,151)  (4,167,457)  (12,424,438)
              -----------  -----------  -----------  -----------  ------------
Other income (expense):
 Interest expense    (132)          -          (224)          -       (139,936)
 Interest income   32,937       17,199       99,485       55,167       208,367
  Other expense        -            -            -            -         (1,767)
              -----------  -----------  -----------  -----------  ------------
 Total other
  income           32,805       17,199       99,261       55,167        66,664
              -----------  -----------  -----------  -----------  ------------

Net loss      $(1,605,686) $(1,533,301) $(4,440,890) $(4,112,290) $(12,357,774)
              ===========  ===========  ===========  ===========  ============
Basic and diluted
net loss per common
share         $     (0.12) $     (0.14) $     (0.35) $     (0.38)
              ===========  ===========  ===========  ===========
Weighted average
 number of
 common shares
 outstanding   13,177,439   11,250,304   12,728,086   10,738,644
              =========== ============  ===========  ===========









The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                            Period from
                                                            December 8, 1992
                                                            (Inception)
                         Nine Months Ended                  through
                         September 30,                      September 30,
                         1998                1997           1998
Cash flows from
 operating activities:
 Net loss                $(4,440,890)        $(4,112,290)   $(12,357,774)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
   Operating expenses
    paid in common stock
    and options            1,223,731           1,391,117       3,164,791
   Issuance of stock for
   minority interest              -              719,142         719,142
   Depreciation and
    amortization              25,493               9,196          92,179
   Other                          -                   -            1,767
                         -----------         -----------    ------------
Cash used in operating
 activities before
 changes in assets and
 liabilities              (3,191,666)         (1,992,835)     (8,379,895)

 Changes in assets and liabilities:
  Prepaid expenses and other
   current assets            (34,781)             (6,596)        (83,600)
  Accounts payable           (20,640)             18,643         128,214
  Accrued liabilities        (24,496)                 -          280,267
  Deferred revenue             9,975                  -           19,975
                         -----------         -----------    ------------
   Net cash used in operating
    activities            (3,261,608)         (1,980,788)     (8,035,039)
                         -----------         -----------    ------------
Cash flows from investing
 activities:
 Purchase of equipment      (164,915)            (13,699)       (247,319)
 Loans to stockholders            -              (90,000)       (130,000)
 Repayment of stockholders'
  loans                          869                 485          41,636
 Deposits paid, net            5,000                 461          (1,328)
 Net cash used in
  acquisition                     -                   -           (3,822)
 Increase (decrease) in
  restricted cash             11,010                  -         (108,128)
                         -----------         -----------    ------------
Net cash used in investing
 activities              $  (148,036)        $  (102,753)   $   (448,961)
                         -----------         -----------    ------------








The accompanying notes are an integral part of these consolidated financial statements.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

      CONSOLIDATED STATEMENTS OF CASH FLOWS . . . continued
                           (Unaudited)

                                                          Period from
                                                          December 8, 1992
                                                          (Inception)
                              Nine Months Ended           through
                              September 30,               September 30,
                              1998           1997         1998
Cash flows from financing
  activities:
  Short-term borrowing        $       -      $       -    $   398,000
  Payments on short-term
   borrowing                          -              -        (90,000)
  Proceeds from long-term
   debt                           18,900             -         18,900
  Payments on long-term debt      (1,866)            -         (1,866)
  Proceeds from issuance of
   common stock                2,858,676      3,200,460    10,249,712
  Capital contributed by
   stockholders                       -              -          1,329
  Debt issuance costs                 -              -        (31,697)
                              ----------     ----------   -----------
Net cash provided by financing
  activities                   2,875,710      3,200,460    10,544,378
                              ----------     ----------   -----------

Net increase (decrease) in cash
  and cash equivalents          (533,934)     1,116,919     2,060,378

Cash and cash equivalents,
  beginning balance            2,594,312        444,661            -
                              ----------     ----------   -----------

Cash and cash equivalents,
  ending balance              $2,060,378     $1,561,580   $ 2,060,378
                              ==========     ==========   ===========

Supplemental disclosure of
 non-cash financing activities

  Conversion of notes payable
   into equity                $       -      $       -    $   310,000
                              ==========     ==========   ===========
Supplemental disclosure of
 cash flow information

  Cash paid for interest      $     224      $       -    $     6,058
                              =========      ==========   ===========




The accompanying notes are an integral part of these consolidated financial statements.

       8                SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   BASIS OF PRESENTATION

     The Company is a development stage enterprise formed for the research and development of pharmaceutical and agricultural products based on carbohydrate chemistry.

     The accompanying consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10Q and do not include all of the information and note disclosure required by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the financial statements filed as part of the Company's Annual Report on Form 10-K filed for the year ended December 31, 1997. The consolidated financial statements and notes herein are unaudited, but, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company.

     The results of the operations for the interim periods shown herein are not necessarily indicative of the operating results to be expected for the entire year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to these consolidated financial statements.

     a)   Principles of consolidation
          The accompanying consolidated financial statements reflect the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

     b)   Net Loss Per Share
          In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of options and warrants would be antidilutive.

       9                SAFESCIENCE, INC.
                 (A Development Stage Enterprise)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . . . continued

     c)   Comprehensive Income
          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distribution to owners. The comprehensive net loss is the same as net loss for all periods presented.

     d)   New Accounting Standards
          In April 1998, the AICPA issued Statement of Position
          (SOP) 98-5 reporting on the costs of start-up activities. SOP 98-5 requires all costs associated with pre-opening pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999.
          Adoption of this statement will not have a material impact on the Company's consolidated financial position or results of operations.

3.   RECLASSIFICATION

     Certain items in the 1997 financial statements have been reclassified to conform with their 1998 presentation.

4.   LONG-TERM DEBT

     Long-term debt at September 30, 1998 consisted of the following:

     Note payable-bank, due in monthly
     installments of $418, including
     interest at 2.9% through April 2002,
     secured by a motor vehicle.   $17,034
     Less - current portion          4,574
                                   -------
                                   $12,460
                                   =======

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

5.   STOCKHOLDERS' EQUITY

     Private Placement Offerings

     In March 1998, the Company completed a sale of 181,818 shares of common stock at $2.75 per share. These shares also included an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of September 30, 1998, warrants to purchase 45,455 shares of common stock at $4.75 per share were outstanding.

     In June 1998, the Company completed a private placement offering of common stock. During the period January 1, 1998 through June 30, 1998 the Company sold 146,000 shares of common stock at $3.00 per share. The Company had sold 533,867 shares of common stock at $3.00 per share as of December 31, 1997. These shares include an attached warrant to purchase one share of common stock for $4.75 for every four shares purchased. As of September 30, 1998, warrants to purchase 169,967 shares of common stock were outstanding from these sales.

     In June 1998, the Company began a new private placement offering of common stock. During the three months ended September 30, 1998, the Company sold 50,088 shares of common stock at $4.25 per share. The Company had sold 356,118 shares of common stock at 4.25 per share as of June 30, 1998.

     In September 1998, the Company began a new private placement of common stock. During the three months ended September
     30, 1998, the Company sold 85,714 shares of common stock at $3.50 per share.

     Warrants and Options

     The Company has entered into agreements with various employees and consultants for the grant of stock options, warrants and shares of common stock at $.01 per share. During the nine month period ended September 30, 1998, the Company granted options to purchase 51,097 shares of common stock and issued 277,013 shares of common stock for which the Company recorded charges to operations of approximately $1,224,000 relating to these grants. The charge to operations represents the fair market value of the underlying common stock or option on the grant date.

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

6.   OTHER MATTERS

     Going Concern

     The consolidated financial statements of the Company have been prepared on a going-concern basis. That basis of accounting contemplates the realization of assets and satisfaction of liabilities in the normal course of conducting business operations. As shown in the consolidated financial statements, operations since inception resulted in a net loss of $12,357,774. During the nine months ended September 30, 1998, the Company's net loss was $4,440,890, the Company's operations utilized cash of $3,261,608, and as of that date the Company had stockholders' equity of $2,084,637. The Company's ability to operate as a going concern is dependent on its ability to continue to obtain additional capital or adequate financing to fund successive phases of human clinical testing of its products in order to prove their efficacy and marketability, and to achieve a level of sales adequate to support its operations. No adjustments have been made to the financial statements as a result of this uncertainty.

     The Company is currently engaged in raising additional capital from qualified investors. The Company is also making presentations to various venture capital sources to raise additional capital. In addition, the Company is pursuing possible strategic partnerships or collaborations with other companies interested in its products under development. During the nine months ending September 30, 1998, the Company raised $2,858,676 through the sale of common stock and warrants to purchase common stock.

     Licensing Agreements

     In October 1997, the Company announced that its wholly owned subsidiary, AGI, had entered into an agreement with an Israeli biotechnology company, Leket-Bar, Ltd., to acquire a worldwide, exclusive license to all Leket-Bar's products.
     On March 6, 1998 Leket-Bar and the Company amended the payment terms of the licensing agreement. Originally, the Company was to pay Leket-Bar $25,000 per quarter over a four year period. Under the amended terms of the agreement, the Company is obligated to pay $225,000 in 1998, $100,000 in 1999, and $50,000 in the year 2000. The Company has paid $200,000 as of September 30, 1998.
                               F-8

                        SAFESCIENCE, INC.
                 (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

6.   OTHER MATTERS . . . continued

     Commitments

     In July 1998, the Company entered into a supply and distribution agreement with a third party for certain high performance, specialty cleaning products. The Company has minimum annual purchase levels of $100,000, $500,000 and $1,000,000 for the first, second and third years, beginning on the anniversary date of the agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

Overview

     SafeScience, Inc. (formerly IGG International, Inc.) is developing and marketing a portfolio of agricultural, home and garden, and pharmaceutical products under the SafeScience(R) brand. These products are alternatives to conventional products which employ potentially harmful chemicals. Beyond the Company's agricultural products, its human therapeutic products include a carbohydrate compound to treat cancer (GBC-590), which is in human clinical trials currently being evaluated for prostate cancer in Phase Ib human clinical trials at the M.D. Anderson Hospital in Houston, TX, and in Phase Ia clinical trails for other cancers at the University of Pennsylvania Graduate Hospital in Philadelphia, P.A., as well as an antifungal compound. The Company has not generated any revenue related to these products through September 30, 1998. The Company operates through its two wholly owned subsidiaries: International Gene Group, Inc. (IGG) for human therapeutics, and SafeScience Products, Inc. (SSP) (formerly Agricultural Glycosystems, Inc.) (AGI) for agricultural and consumer products.

     The Company is presently researching several products, the vast majority of which are derived from naturally occurring substances. SafeScience's principal agricultural products are:
Greenleaf Plant Defense Booster (Greenleaf PDB), a plant fungus inhibitor which was recently granted approval by the Environmental Protection Agency (EPA); SAF-711, a fungicide derived from natural plant carbohydrates; a third fungicide, Dentamet, which can potentially function as a fumigant; and a line of nontoxic micro-nutrient fertilizer products. IGG's principal human therapeutic product candidates are GBC-590, a modified natural complex carbohydrate which inhibits cancer metastasis; CAN-296, a natural antifungal agent for a range of Candida infections; and Microorganism Substance (MMS-1), a peptide-glycan which potentially inhibits melanoma cancer cells. Patents for MMS-1, Dentamet and certain fertilizers have been issued, and patents are currently pending for all other products and product candidates.

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

     In December 1997, the Company entered into two agreements for the distribution of the Company's agricultural products. The first agreement provides for exclusive distribution rights in the United Arab Emirates, the Sultanate of Oman, Bahrain, Qatar and the Kingdom of Saudi Arabia. The second agreement provides for exclusive distribution rights in New Zealand and Australia. At the time of signing the agreements, the Company received payments of $10,000 from each distributor, to be credited toward amounts subsequently payable under the agreements. In addition in March 1998, the Company entered into another agreement providing for exclusive distribution rights in Argentina and Uruguay. No advance payment was received in connection with such agreement.

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

     On August 14, 1998, the Company announced that James A. Wylie, Jr. has been appointed to as the Vice President of Corporate Development and Strategic Programs. Prior to joining SafeScience, Mr. Wylie served as President and Chief Executive Officer of EcoScience Corporation where he developed an extensive international distribution network for the Company's products and helped to raise over $50 million in private and public stock offerings. Mr. Wylie also served as Vice President and General Manager of Uniroyal Chemical Company where he was in charge of the crop protection division and re-focused research and development programs to track high potential new product leads. In addition, Mr. Wylie has served as a member of the Executive Committee and Board of Directors of the National Agricultural Chemical Association and has been active with the Synthetic Organic Chemical Manufacturers Association.

     On September 25, 1998, the Company announced that Theodore
J. Host has been nominated to the Board of Directors. From 1991 to 1995, Mr. Host was President and Chief Operating Officer - and from 1995 to 1996, President and Chief Executive Officer - of the Scotts Company, a Company specializing in lawn and garden products. From 1990 to 1991, Mr. Host was Senior Vice President of Marketing for Coca-Cola, USA, where he directed the marketing efforts for Coca-Cola soft drinks and created new products. Mr. Host served as Division President of Boyle-Midway Household Products, a division of American Home Products (AHP) from 1985 to 1990 and was Senior Vice President of Sales and Marketing at American Home Foods, a subsidiary of AHP, prior to that. Mr. Host has an M.A. and B.A. from New York University.

     On October 26, 1998, the Company announced that Brian G. R. Hughes, formerly Chief Executive Officer of the American Rocket Company (ARC), has been nominated to the Board of Directors. Mr. Hughes is currently working as a consultant to several entrepreneurial businesses. As CEO of ARC, from 1989 to 1995, Mr. Hughes worked to develop and commercialize safe, environmentally-clean, low-cost hybrid rocket propulsion. From 1984 to 1989, Mr. Hughes was the co-founder and Executive Vice President of PTAT System, Inc., which together with C & W plc built a $500 million private, transatlantic fiber optic cable system which was sold to Sprint. Mr. Hughes earned his Bachelor of Science from the Massachusetts Institute of Technology in 1977 and his MBA from Harvard University. Mr. Hughes is currently President Select of the MIT Alumni Association.

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

     To date, the Company's activities have consisted primarily of research, development, testing, obtaining new products to be sold by the Company, developing markets for its products and raising capital. Such activities have resulted in accumulated losses through the end of the Company's most recent fiscal year. The Company anticipates that it will incur substantial losses in 1998 as a result of its continued research and operations.

Results of Operations: Three and Nine Months Ended September 30,
1998 versus Three and Nine Months Ended September 30, 1997

     As a development stage enterprise from the date of its inception, the Company has not derived any product sales or net income. The Company began production of its products in the second quarter of 1998. The Company's primary business activities through September 30, 1998 have consisted principally of research, product development, testing, obtaining new products to be sold by the Company, developing markets for its products and raising capital.

     General and administrative expenses increased from $598,368 for the three months ended September 30, 1997 to $1,052,725 for the three months ended September 30, 1998, an increase of $454,357 or 76%, and from $1,728,066 for the nine months ended September 30, 1997 to $2,751,527 for the nine months ended September 30, 1998, an increase of $1,023,461 or 59%. This increase was attributable to an increase in business development salaries and consulting expense, including approximately $923,522 resulting from the issuance of options and warrants to purchase common stock and the grant of common stock.

     Research and development costs for consultants, supplies and testing decreased from $952,132 for the three months ended September 30, 1997 to $585,766 for the three months ended September 30, 1998, a decrease of $366,366 or 38%, and from $2,439,391 for the nine months ended September 30, 1997 to $1,788,624 for the nine months ended September 30, 1998, a decrease of $650,767 or 27%. This decrease was principally attributable to the transition of the complex carbohydrate substances from the research phase into the manufacturing phase. Included in research and development costs is approximately $300,209 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

     Interest income increased from $17,199 for the three months ended September 30, 1997 to $32,937 for the three months ended September 30, 1998, an increase of $15,738 or 92%, and from $55,167 for the nine months ended September 30, 1997 to $99,485 for the nine months ended September 30, 1998, an increase of $44,318 or 80%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the company's securities during 1998.

Year 2000

     The Company has reviewed all of its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and our review indicates that virtually all the Company's systems are currently Year 2000 compliant. The Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 complaint. We do not anticipate that we will incur material expenses to make our computer software and operating systems Year 2000 complaint. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $10,550,000. For the nine months ended September 30, 1998, the Company's operations utilized cash of $3,261,608 primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of $2,858,676 to the Company.

     The Company's audited financial statements for the year ended December 31, 1997 indicated that there was an uncertainty as to the Company's ability to continue as a going concern. As of September 30, 1998, the Company's accumulated deficit is $12,357,775 and cash balances are $2,060,378. The Company has no bank lines of credit or other commercial financing sources at present. It is not known whether additional funds could be borrowed from stockholders or other sources.

Certain Factors That May Affect Future Results

Dependence on Financing

     The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through early 1999. The Company is currently seeking to complete a private equity placement. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

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

Rapid Technological Change

     The biotech industry is characterized by rapid technological change.


                             PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                          EXHIBIT INDEX

27   Financial Data Schedule.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of November, 1998.

                         SAFESCIENCE, INC.
                         (the "Registrant")

                         BY:  /s/ Bradley J. Carver
                              Bradley J. Carver,
                              President, Treasurer, Chief
                              Financial Officer and a member
                              of the Board of Directors