Form 10KSB
period 1998-12-31
SAFESCIENCE INC
filed 1999-04-01
CIK 946661

                                             FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - December 31, 1998
          OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                    Commission file number 0-26476

                          SAFESCIENCE, INC.
         (Exact name of Company as specified in its charter)

Nevada                                  33-0231238
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)

                        Park Square Building
                    31 St. James Avenue, Suite 520
                   Boston, Massachusetts    02116
   (Address of principal executive offices, including postal code.)

                            (617) 422-0674
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class      Name of each exchange on which registered
     None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class
     Common Stock

Securities registered pursuant to Section 15(d) of the Act:
Title of each class
     None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                        YES [ x ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 31, 1998 was 14,107,216.


                                PART I

ITEM 1.   BUSINESS.

General

     SafeScience, Inc. ("SafeScience" or the "Company") -- a leader in carbohydrate technology -- is a publicly traded "responsible science" company spanning biotechnology, life sciences and marketing. The Company's mission is to leverage its carbohydrate technology to build a world brand based on the highest product performance, environmental and health-safety standards. The SafeScience brand currently encompasses human therapeutics and agricultural products, as well as products for the consumer and institutional markets.

     SafeScience operates its business through two wholly owned subsidiaries: International Gene Group, Inc. ("IGG"), which develops human therapeutics, and SafeScience Products, Inc. ("SafeScience Products"), formerly Agricultural Glycosystems, Inc., which operates the agricultural, horticultural, consumer and institutional products business. This subsidiary is also responsible for the marketing and brand management of all SafeScience products.

     The Company has developed an extensive portfolio of products through internal research and development, as well as licensing partnerships with like-minded institutions, corporations and individuals that have products that fit the SafeScience mission.

     * IGG's principal products are GBC-590, a complex carbohydrate glycoprotein designed to combat cancer tumors and metastasis, and CAN-296, a complex carbohydrate antifungal agent which inhibits Candida infections.

     * SafeScience Products' leading agricultural product is Elexa PDB, an elicitor of plant defense mechanisms against fungi. The Company has also developed and licensed a line of nutrient fertilizers. Additional fungicides, insecticides and herbicides are in various stages of testing and development as well.

     * SafeScience Products' consumer and institutional products include: an innovative line of safe, industrial-strength cleaning products; chemically safe consumer household cleaning products; a lawn & garden care line; and automotive care products.

     In late 1997, the Company began the process of securing distributors throughout the world. As of December 31, 1998, the Company had established distribution agreements covering New Zealand; United Arab Emirates, Oman, Bahrain, Qatar and Saudi Arabia; Israel and the Palestinian territory; Mexico and Central America; and Argentina and Uruguay. The Company receives advance payments to be credited against future amounts payable in connection with some of these agreements. In addition, since the beginning of 1999, the Company has entered into additional distribution agreements for South Korea; France, Greece, Italy, Spain, Portugal and Switzerland; and Australia.

     SafeScience stock has been trading publicly since August 1995. In May 1998, the Company's Common Stock began trading on the NASDAQ Small Cap market.

     Prior to marketing certain of its products, the Company must obtain regulatory approval from the United States Food and Drug Administration ("FDA") and/or the United States Environmental Protection Agency ("EPA"). The Company has received EPA approval of Elexa PDB; GBC-590 is presently in Phase I human testing with the FDA, which phase is scheduled to be completed in the first half of 1999.

     The Company has financed itself since inception through a series of private placement financings. In the Company's estimation, these financings have sufficiently funded the Company to continue its product development agenda, pursue regulatory approvals of products and begin to market its existing products. However, the Company may continue to seek additional financing through the private and/or public sale of securities.

     To date, the Company's activities have consisted primarily of research, development and testing. Such activities have resulted in accumulated losses of approximately $14,390,000 (including grants of stock to employees and consultants) through the end of the Company's most recent fiscal year. The Company expects that it will also incur significant losses in 1999 as a result of its continued research as well as significant anticipated expenditures in connection with bringing several of its products to market.

     The Company's principal executive office is located at 31 St. James Avenue, Suite 520, Boston, Massachusetts 02116; the telephone number is (617) 422-0674.

Certain Factors That May Affect Future Results

     Forward-looking statements are made throughout this document. Typically, the use of the words "believe", "anticipate", "plan", "expect", "seek", "estimate" and similar expressions identify forward-looking statements. Unless a passage describes a historical event, the statement should be considered a forward-looking statement. In keeping with the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995, it should be noted that forward-looking statements regarding the Company's future expectations and projections are not guarantees of future performance. They involve risks, uncertainties and assumptions, and many of the factors that will determine the Company's future results are beyond the Company's ability to control or predict. Therefore, actual results may differ significantly from those suggested by forward-looking statements. These risks include those detailed under the heading "Certain Factors That May Affect Future Results" immediately following the "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Business Objective

     SafeScience has embarked on a mission to build a comprehensive world brand that introduces chemical safety and product performance to many aspects of consumer, institutional and agricultural life. As a starting position, the Company has developed carbohydrate-based human therapeutic and agricultural products, and has licensed a variety of other products which complement its existing lines and are compatible with its philosophy. The Company has partnered with individuals, corporations and institutions that share the Company's mission, extending the brand both geographically and in product breadth. Thus far, the Company has established an international presence with distributors, partners, researchers and institutes in more than 20 countries on five continents.

IGG: Human Therapeutics Subsidiary

Technical Background

     The following is a summary of certain theories related to the Company's product development activities in the areas of human therapeutics and agriculture.

Cell Recognition and Adhesion

     Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher.
 While nucleic acids and proteins were previously recognized as the major classes of biological materials involved in cell recognition, it has recently been theorized (though not scientifically established) that carbohydrates play a role as well: the majority of a cell's surface components contain carbohydrate structures on the cell which change characteristics as the cell develops, differentiates and sickens.

     Because bacterial adhesion is so crucial to infection, medical researchers are studying carbohydrates that may selectively inhibit adhesion and act as molecular decoys, intercepting and binding to pathogenic bacteria before they reach their tissue target. A 1990 study showed that the introduction of glycopeptides can result in a measurable decrease in the ability of bacteria to attach to the intestines of treated animals.

     Based on the foregoing theory, the Company believes that cell adhesion plays a key role in non-bacterial diseases as well, such as the spread of cancer cells throughout the body beginning at the primary tumor. Malignant cells may thus recruit the adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. If so, anti-adhesive drugs will also be anti-metastatic drugs. While the foregoing has been theorized by the Company, it has not been scientifically established that the foregoing is correct and there is no assurance that the foregoing will ever be scientifically established.

Cancer Metastasis

     Metastasis is the transfer of neoplastic disease from one organ to another not directly connected with it. Metastasis is the process by which cancer spreads and is the main cause of death for cancer patients. Surgical removal of the primary cancer tumor does not eliminate the threat of metastasis or the formation of additional cancer tumors, and may cause the release of metastatic cells into the blood stream.

     The process of metastasis is initiated by the detachment of tumor cells from the primary growth cell and their entry into the blood vessels. Once in blood circulation, the tumor cells can travel to any and all of the body's distant organs where they can proliferate to form new tumor colonies. It is accepted that the metastatic ability of tumor cells is determined by unique cell properties and the ability to interact with other tissue and blood cells.

     A single isolated cancer tumor can be surgically removed.
However, once the cancer spreads to various organs, removal becomes difficult or impossible. The Company believes that by preventing the ability of the cancer to metastasize, aggregate and form new tumor colonies, the number of cancer deaths can be reduced. The foregoing is based upon theory and there is no scientific evidence to support such theory. Moreover, it is possible that a treatment which prevents cellular adhesion in one type of cancer (such as highly metastatic melanoma) could prove ineffective in other types of cancer.

Products

Complex Carbohydrate Substance (GBC-590)

     GBC-590 offers a completely different approach to controlling the progression of cancer, disrupting the essential cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. IGG scientists designed and developed the GBC-590 compound, which recognizes specific lectins on cancer cells. The substance acts as a molecular decoy by attaching itself to cancer cells and preventing those cells from aggregating. Eliminating the ability of the targeted metastatic cells to create an emboli leaves only individual cancer cells to remain in the blood circulation. GBC-590 may thus prevent or even reverse metastasis. The body's immune system can then destroy the individual cancer cells marked with the carbohydrate molecule.

     A paper published in the Journal of the National Cancer Institute reported that tumor-bearing mice treated with intravenous solutions of GBC-590 demonstrated complete reduction in metastasizing cancers. Recently completed animal studies confirmed the efficacy of the compound. Human melanoma cancer can also be inhibited by the GBC-590.

     On November 4, 1998, Dr. Vodek Sasak of SafeScience announced new pre-clinical data at the Intertech Glycocompounds '98 conference in Vancouver, British Columbia, Canada. The data showed that GBC-590, when administered as a single agent, produced a significant response in the PANC-1 human pancreatic tumor cell model, with 44% of the mice in the GBC-590 group surviving the 90-day experiment, and with 33% demonstrating a complete eradication of the tumor. No mice in the control groups that were administered saline solution or gemcitabine survived past 43 days, with a mean survival time of less than 30 days. Pancreatic cancer has the lowest survival rate of any cancer.

     Phase I clinical trials of GBC-590, at the MD Anderson Cancer Center in Houston, Texas and at Pennsylvania Oncology and Hematology Associates, an affiliate of the University of Pennsylvania - School of Medicine in Philadelphia, Pennsylvania, are expected to be completed in the first half of 1999. Phase II clinical trials are scheduled to begin in the second half of 1999.

     There are no assurances at present that injection with GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans. Clinical studies of GBC-590 are proceeding on schedule. FDA regulations prohibit the reporting of interim results of such studies.

CAN-296

     CAN-296 is an anti-fungal agent derived from a naturally occurring complex carbohydrate, designed for treatment of Candida infections. Candida, a common fungal disease, can take on two forms: superficial infections such as athlete's foot, skin infections and vaginitis; and deep-seated infections such as esophagitis or systemic Candidiasis, which can be fatal. The latter form of Candida infection is prevalent in immuno-suppressed patients, such as people with AIDS, leukemia and severe/progressed diabetes, as well as patients undergoing transplant surgery.

     Current therapies for Candida are confined to a number of agents which have been in the marketplace for some 20 to 30 years. When administered systemically, these therapies have serious side effects. Despite substantial advances in patient care, there remains a 30-40% mortality rate in immuno-compromised patients, and many clinical isolates of Candida have developed resistance to current anti-fungal agents.

     CAN-296 has been tested against many Candida isolates, some of which were azole-resistant, and showed activity against the Candida fungus. Product action was more rapid than current treatments. The Company expects to file an Investigational New Drug application ("IND") with the FDA in 1999.

     There are no assurances at present that application of CAN-296 will prove effective in reducing or eliminating Candida infection in humans, and there have been no clinical studies or tests conducted to support such intended effect.

Research

     Research efforts will continue on GBC-590 and CAN-296 to establish efficacy, and to identify the processes involved in carbohydrate based cellular interactions. Additional research will include experiments to complete the structural identification of these substances and to gain a better understanding of the responses they trigger.

     The Company is presently conducting research on a contract or collaboration basis with many institutions throughout the world, and intends to continue research in select areas on a contract basis. In doing so, it will be able to consult with experts in particular fields who have state-of-the-art facilities and trained personnel. All such research will continue to be conducted under strict confidentiality agreements which prohibit use, publication or disclosure of Company products.

SafeScience Products: Agricultural, Consumer and Commercial Products Subsidiary

Plant Health

     The Company is commercializing products designed to improve a plant's natural ability to resist disease. This approach is innovative in contrast with the traditional fungicide chemicals which are toxins that function as agents to kill fungus directly. These new carbohydrate compounds are known to have low toxicity and very little impact on the environment. Fungicides are used to control fungi appearance and damage to foliage, crops, plants, roots and in post-harvest storage of fruits and vegetables.

Elexa PDB

     The Company's lead agricultural product, Elexa PDB, has been designed to inhibit the development of fungal pathogens that cause severe infections in a variety of plants, including many agricultural crops. Elexa PDB contains complex carbohydrates that have been shown effectively to eliminate fungal disease in greenhouse and field studies without causing harm to the plants. The results of such trials have proven that Elexa PDB is highly efficacious in controlling powdery mildew disease in grape vineyards and on cucumbers, strawberries, tomatoes, potatoes and rice. Tests with Elexa PDB are also being conducted on other horticultural crops under both field and greenhouse conditions. In addition, preliminary data indicate that Elexa PDB has disease control potential against a variety of important diseases that routinely occur in these crops. In vineyards, results with Elexa PDB have been particularly encouraging in that the product offers grape growers an alternative to the more toxic conventional chemical pesticides that are generally restricted in the amount that can be applied in any given growing season. Elexa PDB is as effective as standard chemical fungicides, but does not leave harmful residues, does not have toxicity to man and animals and has not been found to have other negative side effects, such as causing skin irritations or allergic reactions.

     Elexa PDB was developed through a collaboration between scientists at SafeScience and the Government of Israel (Volcani Institute) in which a specific carbohydrate compound was found that induces plants to develop a natural response to fungal infection. This proprietary and patent pending technology, therefore, induces the plant's natural defense responses. The Company believes that this discovery is important for the following reasons:

     * Elexa PDB is effective in preventing disease without harmful effects to the plant;
     * Elexa PDB is a plant stimulant, not a fungicide; resistance is therefore unlikely;
     * Many plant diseases are becoming highly resistant to conventional chemicals;

     * Many existing chemical products are toxic and damaging to the environment.

     The active components that induce defense responses in plants are referred to as plant "elicitors". Elexa PDB is a "carbohydrate elicitor" that is capable of inducing plant defense responses. The actual mechanism by which the induction of the defense responses in plant cells occur is not completely known. Research has shown, however, that Elexa PDB can induce several rapid responses at the plant cell surface that may be part of the signal transduction pathway.

     SafeScience scientists believe that Elexa PDB also has considerable potential for the control of post harvest diseases on fruit and for use in the home and garden market. In the home environment, the Company believes that consumers will be very receptive to products, such as Elexa PDB, that are non-toxic and that do not leave residues on vegetables and other plants in the home garden.

     SafeScience has signed an exclusive worldwide license agreement with the Volcani Institute to commercialize Elexa PDB. In addition, SafeScience has established a commercial manufacturing procedure to meet the projected demand for commercial product for the next two to three years.

     Elexa PDB has been approved by the EPA. State registration in California is expected in the first half of 1999. Sales are expected to begin in 1999, as well.

Other Agricultural Products

     The Company has developed and licensed products for the specialty fertilizer market. These products include micronutrients and macronutrients that take advantage of unique and proprietary carbohydrate technology. The product line addresses both the foliar and soil applications, specific soil conditions, as well as variable climatic situations. Commercial trials have been conducted and are continuing in many locations around the world on crops such as tree fruits, grapes, ornamentals and a variety of vegetables. Sales are expected to begin in 1999. The Company has additional pesticide products under development and will begin field testing and EPA registration in 1999.

Consumer and Commercial Products

     In addition to the commercial agriculture market, the micronutrient and macronutrient products have also been formulated for the home and garden market. The Company is introducing a comprehensive program for a healthier vegetable and flower garden without dangerous residues. Elexa PDB has also been formulated to control fungal disease for the home and garden market. These products will be available in home and garden stores in 1999, and on the Company's web site (www.safesci.com).

Consumer Cleaning Products

     Based on advanced surfactant technologies, SafeScience(TM) Healthy Cleaners are the first household cleaning products that offer leading-brand performance without the associated chemical hazards to human health or the environment. These products have proven to perform as well as the leading brands in independent laboratory testing. They perform without the use of chlorine, ammonia and petroleum distillates. Products include an All-Purpose Cleaner, Bathroom Cleaner, Window Cleaner, Floor Cleaner, Dish Liquid, Automotive Cleaners and Exterior Cleaner. These products, which are licensed from Delta Omega Technologies, Inc., will be available for sale in 1999 and on the Company's Web Site (www.safesci.com).

Commercial Cleaning Products

     The Company's commercial cleaning products are the first industrial-strength cleaning concentrates that offer the performance of the leading brands, without the harsh chemicals, thus offering a non-hazardous alternative to petroleum-distillate based, chlorinated, caustic or high-volatile organic compound (VOC) content products. All ingredients have been tested and reviewed, and are below the minimum reporting levels as dictated by various government regulatory agencies. Some of the major benefits of these products are their superior performance, their non-corrosive and non-abrasive qualities, their reduced cleaning time and labor requirements, and the fact that they are not hazardous to human health and are biodegradable. These products have been tested and used by major U.S. airlines, metropolitan mass transit systems, schools, hospitals and the U.S. Armed Forces, among others. Sales under the SafeScience(TM) brand name are expected to begin in 1999.

Other Products

     The Company has also acquired a product and technology portfolio from PhytoPharmaceuticals, Inc., a privately-held company developing therapeutics, cosmetics, neutraceuticals and personal care products from botanical resources. In connection with such acquisition, the Company also employed Girma Mitiku, Ph.D., PhytoPharmaceutical's co-founder, to assist in advancing PhytoPharmaceutical's products clinical trials. The lead product under development is a unique anti-acne compound that is being developed as an over-the-counter topical treatment. Initial lab results have shown the product to be non-inflammatory and to have rapid efficacy at dosage levels several times lower than current commercially available compounds. Clinical testing will be conducted during the first half of 1999. In addition, PhytoPharmaceutical's product line includes a plant-derived molluscicide that has proven effective in eliminating zebra mussels.

Manufacturing

     The Company has established a good relationship and intends to work closely with partner companies and contract manufacturers in order to protect the integrity of the products. The Company is working with select contract manufacturers which have suitable facilities for manufacturing large quantities of all the Company's products.

Government Regulation

     The Company's activities are subject to extensive federal and local laws and regulations controlling the development, testing, manufacture and distribution of pesticide and pharmaceutical products. Some of the Company's products will be subject to regulation as therapeutics by the FDA or as fungicides, insecticides or herbicides by the EPA, and may also be subject to varying degrees of regulation by a number of foreign governmental agencies. To comply with the FDA and EPA regulations regarding the manufacture and marketing of the Company's products, the Company may incur substantial costs relating to laboratory and clinical testing of new products and for the preparation and filing of documents in the formats required by the these agencies. There are no assurances that the Company will receive the approvals necessary commercially to market its products.

Food and Drug Administration Regulation

     The FDA approval process consists of four steps that all new drugs, antibiotics and biologicals must follow. These steps are:

     1.   investigational new drug application (IND)
     2.   clinical trials
     3.   new drug application (review and approval)
     4.   post-marketing surveys

     In 1993 the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures will expedite the approvals for patients suffering from terminal illness if the drugs subject to approval provide a therapeutic advantage over existing treatment. The Company believes that its products will fall under the FDA guidelines for accelerated approval for drugs and biological products directed at serious and life threatening disease because the Company's products are targeted as potential treatments for cancer metastasis and primary tumors.

     Clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of the drug, though they may also provide some information about the drug's effectiveness. The principal objective is to determine the drug's toxicity. Phase I trials generally involve 20-40 patients at an estimated cost of $10,000 per patient, taking one to two years to complete.

     Assuming the results of Phase I testing present no toxicity or unacceptable safety problems, Phase II trials may begin. The primary objective of this stage of clinical testing is designed to show whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and involve a few hundred patients in randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo.
The cost per patient is estimated at $10,000.

     At the conclusion of Phase II trials, the FDA and the Company will have a clear understanding of the short-term safety and effectiveness of the drugs and their optimal dosage levels. Phase III clinical trials will generally begin after the results of Phase II are evaluated. The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. Phase III trials will involve hundreds, and sometimes thousands, of people with the objective of expanding on the research carried out in Phase II. An objective would be to discover optimum dose rates and schedules, less common or even rare side effects and adverse reactions, and to generate information that will be incorporated into the drugs' professional labeling, as well as the FDA-approved guidelines to physicians and others about how to properly use the drug.

     Patient estimates for each phase of the clinical trial process are as follows:

     Application    Phase I   Phase II  Phase III
     Cancer
     GBC-590        40        200       1,000

     Fungal Disease
     CAN-296        20        200       1,000
                    --        ---        -----
     TOTAL          60        400       2,000

     The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submittal and approval. In this step, all the information generated by the clinical trials will be received and if successful, the drug will be approved for marketing.

     The final step is the random surveillance or surveys of patients being treated with the drug to determine its long-term effects. This step has no effect on the marketing of the drug unless highly toxic conditions arise. The time required to complete the above procedures averages seven years, however, there is no assurance that the Company will ever receive FDA approval of any of its products.

Environmental Protection Agency Approval

     The Company, through its agricultural subsidiary, SafeScience Products, is required to obtain the approval of the EPA before beginning to sell products which constitute fungicides, insecticides or herbicides.

     The EPA approval process begins with the design and initiation of tests to determine the chemistry of the compound being submitted and its toxicity in animals. In addition, the manufacturing procedures must be clearly defined and submitted with the registration. Once the EPA approval process begin it typically takes 12 to 14 months for approval of safer biological products.

     The regulatory process for Elexa PDB has been completed; marketing approval was granted in November 1997.

     The process of obtaining EPA approval of additional Company products now in development is expected to commence in 1999. The
Company's nutrient and fertilizer products for the agricultural and home and garden markets do not require EPA approval.

Competition

     The Company's products will encounter significant competition from firms currently engaged in the pharmacetical, biotechnology, agrichemical and consumer products industries. The majority of these companies will be substantially larger than the Company, and have substantially greater resources and operating histories.

Product Liability

     Because many of the Company's products may be used on food products, come in contact with humans and are human theraphies. patients, the Company may be exposed to product liability claims. The Company has purchased product liability insurance for all its products, which it believes is adequate; however, there can be no assurance that available amounts of coverage will be sufficient adequately to protect the Company in the event of a successful product liability claim.

Patent Status and Protection of Proprietary Technology

     The Company intends to own or license proprietary rights with respect to as many of its products as possible. Dr. David Platt, the Company's Chairman and Chief Executive Officer, has granted an exclusive, world-wide, license to the Company's subsidiary, IGG, to make, use, have made, sell, lease or otherwise transfer products covered by patent or patent applications that he has developed. Further, Dr. Platt granted to IGG the right to issue sublicenses. With respect to GBC-590. Dr. Platt is entitled to a royalty of 2% of the net selling price. The license may be terminated by Dr. Platt in 2002 if total royalty payments in such calendar year are less than $50,000. However, the Company has the right to pay Dr. Platt $50,000 to maintain the license in any such year. Further, IGG is responsible for payment of all costs connected with obtaining the patents.

     Certain of the Company's products developed in house or licensed from others have issued patents, while many product patents are still pending. The Company will continue to pursue these patents. There can be no assurance that the technology of the Company will be granted patent protection, or will not infringe on patents owned by others. To the extent that the Company currently relies upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. There is no assurance that any patents will ever be granted.

Dependence Upon Key Personnel

     The Company relies greatly in its efforts on the services and expertise of its current senior officers: David Platt, Ph.D., CEO, Secretary and Chairman of the Board of the Company; Bradley J. Carver, President, Chief Financial Officer, Treasurer and a member of the Board of Directors; and Richard A. Salter, Senior Vice President of the

Company and a member of the Board of Directors. The operation and future success of the Company would be adversely affected in the event that Dr. Platt, Mr. Carver or Mr. Salter were incapacitated or the Company were otherwise to lose their services.

Uncertainties Associated with Research and Development Activities

     The Company intends to continue its research and development activities on its human therapeutic products and those of its other products which are not presently ready for market and are in various stages of development. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives. If research and development requires more funding than anticipated, the Company will have to achieve the necessary levels of sales to continue to support research and development expenses or will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Marketing and Distribution

     As of December 31, 1998, several of the Company's products were being prepared for market, including testing and formulation, with anticipated market entry in the first half of 1999. The Company's marketing efforts are focused in several areas:

     The Company is marketing its commercial agricultural products both domestically and into foreign markets. The Company has already established a distribution network in over 20 countries. Commercial sales are expected to begin in 1999 for several agricultural products. In the United States, the Company is establishing distribution of its products with leading national distribution companies with broad access to the main agricultural markets.
     The Company will market the consumer home and garden products through retailers such as home and garden centers, hardware stores, supermarkets, drug stores and mass merchandisers, as well as over the Internet. Product awareness will continue to be generated through advertisements in trade journals, print media and radio spots, which commenced in early 1999.
     The Company is marketing its institutional cleaning products through distributors as well as directly to building maintenance and house cleaning businesses, state departments, municipalities, schools, prisons and merchants. This multi-leveled, comprehensive marketing strategy is being combined with consumer marketing in model markets such as Cape Cod, Massachusetts, which is being targeted as the first SafeScience Community.

     The Company started marketing its products over the Internet in February, 1999, and intends to expand in this medium.

     All these products will be marketed under the brand name
"SafeScience(TM) in the United States. The packaging communicates the products' natural and environmentally friendly profile. The Company as either registered or is in the process of registering the trademark

SafeScience(TM) in major world markets including the United States, China, Europe, South America, Mexico, Australia and Canada to name a few. The Company will be extending its line of agricultural products for both home/garden and commercial use through acquisitions and/or in-licensing, as well as continued research and development. As of December 31, 1998, the Company had not sold any products and there is no assurance that it will sell products in the future.

     The Company plans to distribute its agricultural products through independent distributors throughout the world. As of December 31, 1998, the Company had entered into such agreements with distributors in the following territories: New Zealand; United Arab Emirates, Oman, Bahrain, Qatar and Saudi Arabia; Israel and the Palestinian territory; Mexico and Central America; and Argentina and Uruguay. The Company receives advance payments to be credited against future amounts payable in connection with some of these agreements. In addition, since the beginning of 1999, the Company has entered into additional distribution agreements for South Korea; France, Greece, Italy, Spain, Portugal and Switzerland; and Australia.

Company's Offices

     The Company's offices are located at the Park Square Building, Suite 520, 31 St. James Avenue, Boston, Massachusetts 02116; the telephone number is (617) 422-0674. The Company leases a total of 5,833 square feet of office space, which management anticipates increasing in 1999 to support future growth. Research is being conducted at various facilities on a contract or license basis.

Employees

     The Company is a development stage company and, as of December 31, 1998, had 16 employees including its Executive Officers. Management of the Company will continue to hire employees, consultants, attorneys and accountants as necessary.

ITEM 2.   PROPERTIES.

     The Company owns no properties.

ITEM 3.   LEGAL PROCEEDINGS.

     No material legal proceedings are pending or threatened to which the Company or any of its officers or directors is a party or of which any of Company's property is the subject matter other than as described below:

          A lawsuit captioned RALPH I. FREUDENTHAL VS. IGG INTERNATIONAL, INC. AND AGRICULTURAL GLYCOSYSTEMS, INC., United States District Court (Southern District of Florida) Case No. 97-838 CIV-ZLOCH was settled in 1998. In connection with such settlement, mutual releases were exchanged; no liability was admitted by either party; the Company paid $25,000 in cash; and the Company issued a total of 15,178 shares of "unrestricted" common stock, which were valued at an aggregate market value of $91,263 as of the respective dates of issue.

     No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders, except as follows:

     During the fourth quarter, the Company held its Annual Meeting of Stockholders. Three items were voted upon: the election of directors; the ratification of the appointment of auditors; and adoption of the Company's 1998 Incentive Stock Option Plan.

     The nominees for director were Bradley Carver, David Dube,
Theodore Host, Brian Hughes, David Platt and Richard Salter. The following table indicates the number of votes cast with respect to each candidate, the number of votes in favor, the number of votes against, and the number of abstentions:

                    Total               Votes          Votes
Nominee             Votes Cast          In Favor       Against

Bradley Carver      8,222,182           8,183,026      39,156
David Dube          8,222,182           8,183,026      39,156
Theodore Host       8,222,182           8,172,826      49,356
Brian Hughes        8,222,182           8,182,826      39,356
David Platt         8,222,182           8,183,026      39,156
Richard Salter      8,222,182           8,173,026      49,156

     The appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ended December 31, 1998 was approved by a vote of 8,214,142 in favor and 8,040 against out of a total of 8,222,182 votes cast.

     The adoption of the 1998 Incentive Stock Option Plan was approved by a vote of 8,077,878 in favor and 144,304 against out of a total of 8,222,182 votes cast.


                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS' MATTERS.

(a)  Market Information

     In May, 1998, the Company's securities became traded on the NASDAQ (Small Cap) market under the symbol SAFS. Prior thereto, the Company's securities were traded over-the-counter by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low bid of Company's Common Stock during 1997 and 1998:

          QUARTER ENDED                 BID
     1997                          High      Low
          March 31                 6 1/4     3 3/8
          June 30                  4 7/8     4 5/8
          September 30             6 1/4     5 7/8
          December 31              4         3 5/8
     1998
          March 31                 5 1/4     3 1/2
          June 30                  7 1/8     4
          September 30             5 1/2     2 7/8
          December 31              7 11/16   4 1/8

(b)  Holders

     As of December 31, 1998, the Company had 401 holders of record of its Common Stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 2,997.

(c)  Dividends

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

     The selected financial data presented below has been derived from the financial statements of the company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Report. The information shown below may not be indicative of the Company's future results of operations.


                              As of December 31,
                    1998      1997      1996      1995
Balance Sheet Data:
  Working Capital        $ 3,095,242    $ 2,180,775    $   272,315    $(289,948)
  Total Assets      $ 3,968,588    $ 2,906,737    $   488,839    $ 308,337
  Stockholders' Equity
  (Deficit)              $ 3,500,449    $ 2,443,120    $   298,091    $(270,941)

                              As of December 31,
                    1998      1997      1996      1995
Statement of Operations
 Data:
Revenue             $       ---    $       ---    $       ---    $     ---
General and
 Administrative
 Expenses             4,420,886      2,428,072      1,118,125      492,326
Research and Development
 Expenses             2,174,400      2,390,021      1,095,027      154,495
                    -----------    -----------    -----------    ---------
Operating Loss       (6,595,286) (4,818,093) (2,213,152) (646,821)
                    -----------    -----------    -----------    ---------
Other Income (Expense)
  Interest expense         (392)     ---        (103,517)  (35,970)
  Interest income            122,173         83,618         18,289        6,958
  Loss of disposal
   of assets                ---         ---      (1,767)
                    -----------    -----------    -----------    ---------
  Total other
   income (expense)     121,781         83,618        (86,995)  (29,012)
                    -----------    -----------    -----------    ---------
     Net Loss       $(6,473,505)$(4,734,475)$(2,300,147)$(675,833)
                    ===========    ===========    ===========    =========
Basic and Diluted
 Net Loss per Share $     (0.50)$     (0.43)$     (0.26)$   (0.09)
                    ===========    ===========    ===========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations: December 31, 1998 versus December 31, 1997

     As a development stage enterprise from the date of its inception, the Company has not, as of December 31, 1998, derived any product sales or revenues. The Company's business activities through December 31, 1998 have consisted principally of research, product development, testing, production scale-up and raising capital to sustain business activities.

     General and administrative expenses increased to $4,420,886 in 1998 from $2,428,072 in 1997, an increase of $1,992,814 or 82.1%. This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses resulting from the Company's research and development activities and marketing and product promotion, an increase in the number of employees, increased travel expenses due to the Company's efforts to build worldwide distribution and additional costs associated with shareholder and public relations. Compensation payments to various consultants and advisors of $1,141,750 in 1997 and $1,713,918 in 1998 resulted from the issuance of stock grants, stock options and warrants to purchase common stock.

     Research and development expenses decreased to $2,174,400 in 1998 from $2,390,021 in 1997, a decrease of $215,621 or 9.0%. This decrease was principally attributable to the Company's discontinuance of certain subcontracted research activities in 1998. Included in research and development costs is $240,710 in 1997 and $285,294 in 1998 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

     Interest income increased to $122,173 in 1998 from $83,618 in 1997, an increase of $38,555 or 46.1%. This increase was attributable to an increase in cash available for investment due to cash proceeds received from four private placements of the Company's securities during 1998.

Results of Operations: December 31, 1997 versus December 31, 1996

     General and administrative expenses increased to $2,428,072 in 1997 from $1,118,125 in 1996, an increase of $1,309,947 or 117.2%.
This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses resulting from the Company's increased research and development activities, compensation payments to various consultants and advisors of $1,141,750 resulting from the issuance of stock grants, stock options and warrants to purchase common stock, and additional costs associated with shareholder and public relations.

     Research and development expenses increased to $2,390,021 in 1997 from $1,095,027 in 1996, an increase of $1,294,994 or 118.3%. This increase was principally attributable to a combination of increasing and expanding research efforts on complex carbohydrate and micro-organism substances, conducted on both subcontracted and collaboration bases, regulatory costs incurred in connection with obtaining approval for various of the Company's planned products, initial research and testing costs for new processes or development products introduced during 1997, costs associated with the procurement of overseas distribution agreements, and the issuance of stock for minority interest valued at $719,142. Included in research and development costs is $240,710 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

     Interest income increased to $83,618 in 1997 from $18,289 in 1996, an increase of $65,329 or 357.2%. This increase was attributable to an increase in average cash available for investment due to cash proceeds received from two private placements of the company's securities during 1997.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $12,900,000. For the year ended December 31, 1998, the Company's operations utilized cash of $4,493,000 primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of $5,531,000 to the Company. In 1997 the Company's operations utilized cash of $2,376,000, which was offset by equity financings that resulted in net proceeds of $4,778,000.

     The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company leases office facilities under an operating lease that ends in May 2002. Rent expense for this space will be approximately $168,000 in 1999. The Company may also have the ability to expand its space in its current location and to meet its continuing needs; in such event, the Company's annual rent expense would be subject to increase.

     The Company has entered into various licensing agreements that require future cash payments. Aggregate future payments under licensing agreements are approximately $1,100,000 of which approximately $450,000 is payable in 1999.

     As of December 31, 1998, the Company's cash balances were $3,439,000, as compared to $2,594,000 as of December 31, 1997. The
Company has no bank lines of credit or other commercial financing sources at present but may seek such sources in the fututre. It is not known whether additional funds could be borrowed from stockholders or other sources.

     In addition to the funds raised in 1998, during the first quarter of 1999, the Company has raised an additional $6,330,000 through equity financing. As the March 31, 1999, the companies cash and cash equivalents was approximately $8,092,457.

     The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, sales and marketing activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through the end of 1999.

Year 2000 Readiness Disclosure

     The Company is currently reviewing its operations to ensure that they will not be adversely affected by year 2000 software failures, which can arise in time-sensitive software applications that utilize a field of two digits to define the applicable year. In such applications, a date using "00" may be recognized as the year 1900 rather than the year 2000.

     The Company's internal systems include both its information technology ("IT") and non-IT systems. The Company has initiated an assessment of its material internal IT systems and its non-IT systems including security systems, building equipment and utilities. The Company expects to complete this assessment in the first half of 1999. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 ready. Although the assessment is still underway, management currently believes that all material systems which the company uses will be Year 2000 ready when necessary and that the cost to ensure that those systems are Year 2000 ready will not be material. It should be noted, however, that the Company depends on timely and uninterrupted interactions with its vendors and its customers, through the use of banking systems, commercial airline, travel, telecommunications via long-distance and local service providers, and local utilities, including for power. To the extent that Year 2000 ready alternatives are not readily available at the time, any interruption caused by a lack of Year 2000 readiness on the part of such vendors could have a material adverse effect on the Company's business, operating results and financial condition.

     Despite testing by the Company, the IT and non-IT systems used by the Company may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's IT systems or non-IT systems could result in delay or loss of revenue, diversion of resources, damage to the Company's reputation, and increased service costs, any of which could materially adversely affect the Company's business, operating results, or financial condition.

     The Company believes that the most likely worst case scenario related to Year 2000 risks is a material business interruption that leads to customer dissatisfaction and the termination of a customer relationship. Such an interruption could occur due to a breakdown in any number of the Company's IT or non-IT systems, or the systems of third parties. The Company currently does not have a contingency plan in the event a particular system or vendor is not Year 2000 ready.
Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled objectives in respect of Year 2000 readiness. There can be no assurance that unexpected Year 2000 readiness problems of the Company or its vendors, customers and service providers will not materially adversely affect the Company's business, operating results and financial condition. The foregoing assessment represents management's best estimates at the present time, which could change significantly in the future.

Market Risk

     The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of December 31, 1998, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

     The Company maintains a short-term investment portfolio consisting mainly of corporate debt securities and U.S. government agency discount notes with an average maturity of less than six months. These held-to-maturity securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 1998, the fair value of the portfolio would decline by an immaterial amount. Since the Company has the ability to hold its fixed income investments until maturity, the Company would not expect its operating results or cash flows to be materially affected.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Public Accountants

To the Stockholders and Board of Directors of SafeScience, Inc.:

We have audited the accompanying consolidated balance sheets of SafeScience, Inc. and subsidiaries (the Company) (formerly IGG International, Inc., a Nevada corporation in the development stage) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception (December 8, 1992) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of the Company for the period from inception to December 31, 1996. Such statements are included in the cumulative inception to December 31, 1998 totals of the consolidated statements of operations and cash flows, and reflect total net loss of 22% of the related cumulative total. Those statements were audited by other auditors whose reports have been furnished to us and included herein and our opinion, insofar as it relates to amounts for the period from inception to December 31, 1996, included in the cumulative totals, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended and for the period from inception (December 8, 1992) to December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen

Boston, Massachusetts
March 24, 1999


                                F-1

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                        December 31,
                                   1998           1997
CURRENT ASSETS:
  Cash and cash equivalents        $ 3,439,408    $ 2,594,312
  Prepaid expenses                      86,191         31,680
  Other current assets                  26,482         18,400
                                   -----------    -----------
Total current assets                 3,552,081      2,644,392
                                   -----------    -----------
PROPERTY AND EQUIPMENT, AT COST:
  Computer, office and
   laboratory equipment                187,255          4,763
  Furniture, fixtures and
   leasehold improvements              114,673         74,803
                                   -----------    -----------
                                       301,928         79,566
  Less Accumulated depreciation       (81,704)        (31,920)
                                   -----------    ------------
                                       220,224          47,646
                                   -----------    ------------
OTHER ASSETS:
  Restricted cash                      108,128         119,138
  Notes receivable Stockholders,
   less current portion                 86,827          89,233
  Deposits                               1,328           6,328
                                   -----------    ------------
Total other assets                     196,283         214,699
                                   -----------    ------------
                                   $ 3,968,588    $  2,906,737
                                   ===========    ============

























 The accompanying notes are an integral part of these consolidated financial statements.

                                F-2a

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of capital
   lease obligation                $     4,608    $         -
  Accounts payable                     246,813         148,854
  Accrued liabilities                  185,443         304,763
  Deferred revenue                      19,975          10,000
                                   -----------    ------------
Total current liabilities              456,839         463,617
                                   -----------    ------------
CAPITAL LEASE OBLIGATION,
 LESS CURRENT PORTION                   11,300              -
                                   -----------    ------------
Commitments and Contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.01 par value
   Authorized 5,000,000 shares
   Issued and outstanding None              -               -
  Common stock, $.01 par value
   Authorized 25,000,000 shares
   Issued and outstanding
    14,107,216 and 12,098,576
    shares at December 31, 1998
    and 1997, respectively             141,072         120,986
  Additional paid-in capital        17,749,766      10,239,018
  Deficit accumulated during
   development stage               (14,390,389)     (7,916,884)
                                   -----------    ------------
Total stockholders' equity           3,500,449       2,443,120
                                   -----------    ------------
Total liabilities and
  stockholders' equity             $ 3,968,588    $  2,906,737
                                   ===========    ============























 The accompanying notes are an integral part of these consolidated financial statements.

                                F-2b

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

               Consolidated Statements of Operations


                                                       Period from
                                                                Inception
                                                                (December 8,
                                                                1992) through
                           Years Ended December 31,             December 31,
                         1998         1997         1996         1998
GENERAL AND ADMINISTRATIVE
 EXPENSES                $ 4,420,886  $ 2,428,072  $ 1,118,125  $  8,651,942

RESEARCH AND DEVELOPMENT
  EXPENSES                 2,174,400    2,390,021    1,095,027     5,827,631
                         -----------  -----------  -----------  ------------
  Operating loss          (6,595,286)  (4,818,093)  (2,213,152)  (14,479,573)

OTHER INCOME (EXPENSE):
  Interest expense              (392)          -     (103,517)      (140,104)
  Interest income            122,173       83,618      18,289        231,055
  Loss on disposal of assets      -            -       (1,767)        (1,767)
                         -----------  ----------- -----------   ------------
  Total other income
   (expense)                 121,781       83,618     (86,995)        89,184
                         -----------  ----------- -----------   ------------

  Net loss               $(6,473,505) $(4,734,475) $(2,300,147) $(14,390,389)
                         ===========  ===========  ===========  ============
BASIC AND DILUTED NET
 LOSS PER COMMON SHARE   $    (0.50)  $   (0.43)   $   (0.26)
                         ===========  ===========  ==========
WEIGHTED AVERAGE
 NUMBER OF COMMON
  SHARES OUTSTANDING      13,000,259  11,022,577    8,700,146
                         =========== ===========  ===========





























 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                                   Common Stock             Additional
                              Number of                     Paid-in
                              Shares         Amount         Capital
BALANCE, DECEMBER 8, 1992             -      $      -       $     -
Issuance of shares to
 officers in consideration
 of services provided and
 additional cash contributed
 during 1993, net average cost
 of $.076 per share              578,165         5,782        37,905
Net loss                              -             -             -
                              ----------     ---------      --------
BALANCE, DECEMBER 31, 1993       578,165         5,782        37,905
Common stock issued for
 cash at $.244 per share          40,916           409         9,591
Common stock issued for
 recruiting a director with
 cash paid of $.0l per share     200,134         2,001        (1,801)
Cash paid by stockholders for
 a minority interest in
 International Gene Group, Inc.
 prior to the reverse
 acquisition of Alvarada, Inc.        -             -         52,500
Shares issued in 9-for-1 stock
 dividend to stockholders
 as of January 1, 1994         5,001,871        50,019            -
Additional paid-in capital
 from original stockholders           -             -          1,590
Net loss                              -             -             -
                              ----------     ---------      --------
Balance, December 31, 1994     5,821,086        58,211        49,766
Recapitalization of the Company
 through the reverse acquisition
 of Alvarada, Inc.             1,349,914        13,499       (17,321)
Common stock issued for cash
 at $2.50 per share, net of
 costs of $7,500                  88,200           882       212,118
Common stock issued for cash
 at $1.19 to $1.25 per share,
 net of costs of $2,500          248,291         2,483       291,683
Net loss                              -             -             -
                              ----------     ---------      --------
BALANCE, DECEMBER 31, 1995     7,507,491        75,075       536,246














 The accompanying notes are an integral part of these consolidated financial statements.

                                 F-4a

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                              Deficit Accumulated Total
                              During the          Stockholders'
                              Development Stage   Equity (Deficit)
BALANCE, DECEMBER 8, 1992     $        -          $       -
Issuance of shares to
 officers in consideration
 of services provided and
 additional cash contributed
 during 1993, net average cost
 of $.076 per share                    -              43,687
Net loss                          (38,082)           (38,082)
                              -----------         ----------
BALANCE, DECEMBER 31, 1993        (38,082)             5,605
Common stock issued for
 cash at $.244 per share               -              10,000
Common stock issued for
 recruiting a director with
 cash paid of $.0l per share           -                 200
Cash paid by stockholders for
 a minority interest in
 International Gene Group, Inc.
 prior to the reverse
 acquisition of Alvarada, Inc.         -              52,500
Shares issued in 9-for-1 stock
 dividend to stockholders
 as of January 1, 1994                 -                  -
Additional paid-in capital
 from original stockholders            -               1,590
Net loss                         (168,347)          (168,347)
                              -----------         ----------
Balance, December 31, 1994       (206,429)           (98,452)
Recapitalization of the Company
 through the reverse acquisition
 of Alvarada, Inc.                     -              (3,822)
Common stock issued for cash
 at $2.50 per share, net of
 costs of $7,500                       -             213,000
Common stock issued for cash
 at $1.19 to $1.25 per share,
 net of costs of $2,500                -             294,166
Net loss                         (675,833)          (675,833)
                              -----------         ----------
BALANCE, DECEMBER 31, 1995       (882,262)          (270,941)


















                                 F-4b

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                                   Common Stock        Additional
                              Number of                Paid-in
                              Shares         Amount    Capital
Common stock issued for the
 conversion of notes payable
 at $1.25 per share, including
 accrued interest                272,596        2,726     338,020
Common stock issued to extend
 notes payable at one share
 per $5.00 of note, valued
 at $1.25 per share               80,000          800      99,200
Common stock issued for services
 valued at $2.00 per share         2,400           24       4,776
Common stock issued for cash
 at $1.25 to $2.50 per share,
 net of costs of $60,826       1,142,431       11,424   1,513,157
Common stock issued as part of
 a private placement at $2.50 per
 share with warrants attached    190,000        1,900     473,100
Common stock issued for common
 stock of International Gene
 Group, Inc. minority interests  173,449        1,734      (1,734)
Common stock issued for
 adjustment in share prices       33,774          338        (338)
Stock options for 215,206 shares
 of common stock issued for
 consulting and professional
 services valued at $1.50
 to $2.69 per share                   -            -      424,052
Stock options exercised           60,500          605        (605)
Net loss                              -            -           -
                              ----------     --------  ----------
BALANCE, DECEMBER 31, 1996     9,462,641       94,626   3,385,874
Common stock issued for cash
 at $2.00 to $3.00 per share
 with warrants attached,
 net of costs of $175,000        750,000        7,500   1,567,500
Common stock issued as part of
 a private placement at $2.50
 per share with warrants attached,
 net of costs of $63,375         463,000        4,630   1,076,995

















 The accompanying notes are an integral part of these consolidated financial statements.

                                 F-5a

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                              Deficit Accumulated Total
                              During the          Stockholders'
                              Development Stage   Equity (Deficit)
Common stock issued for the
 conversion of notes payable
 at $1.25 per share, including
 accrued interest                     -              340,746
Common stock issued to extend
 notes payable at one share
 per $5.00 of note, valued
 at $1.25 per share                   -              100,000
Common stock issued for services
 valued at $2.00 per share            -                4,800
Common stock issued for cash
 at $1.25 to $2.50 per share,
 net of costs of $60,826              -            1,524,581
Common stock issued as part of
 a private placement at $2.50 per
 share with warrants attached         -              475,000
Common stock issued for common
 stock of International Gene
 Group, Inc. minority interests       -                   -
Common stock issued for
 adjustment in share prices           -                   -
Stock options for 215,206 shares
 of common stock issued for
 consulting and professional
 services valued at $1.50
 to $2.69 per share                   -              424,052
Stock options exercised               -                   -
Net loss                      (2,300,147)         (2,300,147)
                              ----------          ----------
BALANCE, DECEMBER 31, 1996    (3,182,409)            298,091
Common stock issued for cash
 at $2.00 to $3.00 per share
 with warrants attached,
 net of costs of $175,000             -            1,575,000
Common stock issued as part of
 a private placement at $2.50
 per share with warrants attached,
 net of costs of $63,375              -            1,081,625

















 The accompanying notes are an integral part of these consolidated financial statements.

                                 F-5b

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                                   Common Stock        Additional
                              Number of                Paid-in
                              Shares         Amount    Capital
Common stock issued as part
 of a private placement at
 $3.00 per share with
 warrants attached               533,867        5,339    1,596,478
Common stock issued for
 common stock of International
 Gene Group, Inc. minority
 interests                       205,469        2,055      717,087
Common stock issued for
 consulting services and
 wages valued at $2.00 to
 $5.81 per share                 195,800        1,958      822,300
Stock options for 141,426
 shares of common stock issued
 for consulting and
 professional services valued at
 $2.90 to $5.83 per option            -            -       557,662
Stock options exercised          187,799        1,878       (1,878)
Warrants exercised               300,000        3,000      517,000
Net loss                              -            -            -
                              ----------     --------  -----------
BALANCE, DECEMBER 31, 1997    12,098,576      120,986   10,239,018
Common stock issued as
 part of a private placement
 at $2.75 per share with
 warrants attached               181,818        1,818      498,182
Common stock issued as part
 of a private placement
 at $3.00 per share with
 warrants attached               145,999        1,460      436,540
Common stock issued as part
 of a private placement at
 $4.25 per share, net of
 $101,200 in issuance costs      406,206        4,062    1,621,114
Common stock issued as part
 of a private placement at
 $3.50 per share, net of
 $97,220 in issuance costs       646,918        6,469    2,155,275
















 The accompanying notes are an integral part of these consolidated financial statements.


                                 F-6a

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                              Deficit Accumulated Total
                              During the          Stockholders'
                              Development Stage   Equity (Deficit)
Common stock issued as part
 of a private placement at
 $3.00 per share with
 warrants attached                    -             1,601,817
Common stock issued for
 common stock of International
 Gene Group, Inc. minority
 interests                            -               719,142
Common stock issued for
 consulting services and
 wages valued at $2.00 to
 $5.81 per share                      -               824,258
Stock options for 141,426
 shares of common stock issued
 for consulting and
 professional services valued at
 $2.90 to $5.83 per option            -               557,662
Stock options exercised               -                    -
Warrants exercised                    -               520,000
Net loss                      (4,734,475)          (4,734,475)
                              ----------          -----------
BALANCE, DECEMBER 31, 1997    (7,916,884)           2,443,120
Common stock issued as
 part of a private placement
 at $2.75 per share with
 warrants attached                    -               500,000
Common stock issued as part
 of a private placement
 at $3.00 per share with
 warrants attached                    -               438,000
Common stock issued as part
 of a private placement at
 $4.25 per share, net of
 $101,200 in issuance costs           -             1,625,176
Common stock issued as part
 of a private placement at
 $3.50 per share, net of
 $97,220 in issuance costs            -             2,161,744
















 The accompanying notes are an integral part of these consolidated financial statements.

                                F-6b

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                                   Common Stock        Additional
                              Number of                Paid-in
                              Shares         Amount    Capital
Common stock issued as part
 of a private placement at
 $4.50 per share                 179,222         1,792     804,710
Common stock issued for
 services and wages valued
 at $2.88 to $6.94 per share     332,263         3,323   1,289,926
Common stock issued as
 charitable contribution at
 $3.55 to $4.30 per share          5,000            50      18,450
Stock options issued for
 consulting and professional
 services valued at $3.63
 to $7.66 per option                  -             -      687,463
Stock options exercised          111,214         1,112        (912)
Net loss                              -             -           -
                              ----------     --------- -----------
BALANCE, DECEMBER 31, 1998    14,107,216     $ 141,072 $17,749,766
                              ==========     ========= ===========





































 The accompanying notes are an integral part of these consolidated financial statements

                                F-7a

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM INCEPTION (DECEMBER 8, 1992) THROUGH
                         DECEMBER 31, 1998

                              Deficit Accumulated Total
                              During the          Stockholders'
                              Development Stage   Equity (Deficit)
Common stock issued as part
 of a private placement at
 $4.50 per share                         -             806,502
Common stock issued for
 services and wages valued
 at $2.88 to $6.94 per share             -           1,293,249
Common stock issued as
 charitable contribution at
 $3.55 to $4.30 per share                -              18,500
Stock options issued for
 consulting and professional
 services valued at $3.63
 to $7.66 per option                     -             687,463
Stock options exercised                  -                 200
Net loss                         (6,473,505)        (6,473,505)
                              -------------       ------------
BALANCE, DECEMBER 31, 1998    $ (14,309,389)      $  3,500,449
                              =============       ============




































 The accompanying notes are an integral part of these consolidated financial statements

                                F-7b

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
               Consolidated Statements of Cash Flows

                                        Years Ended December 31
                                        1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $ (6,473,505)  $ (4,734,475)
Adjustments to reconcile net loss to
 net cash used in operating activities
  Operating expenses paid in common
   stock and options                       1,999,212      1,382,460
  Issuance of stock for minority interest         -         719,142
  Depreciation and amortization               53,684         15,545
  Loss on disposal of assets                      -              -
  Changes in assets and liabilities
   Prepaid expenses                          (54,511)       (25,546)
   Other current assets                       (6,843)        (6,132)
   Accounts payable                           97,959         86,206
   Accrued liabilities                      (119,320)       176,663
   Deferred revenue                            9,975         10,000
                                        ------------   ------------
Net cash used in operating activities     (4,493,349)    (2,376,137)
                                        ------------   ------------
Cash Flows from Investing Activities:
Purchase of property and equipment          (205,188)       (39,744)
Proceeds from loans to stockholders               -         (90,000)
Repayment of stockholders' loans               1,167            767
Decrease (increase) in deposits, net           5,000         (4,539)
Net cash paid in acquisition                      -              -
Decrease (increase) in restricted cash        11,010       (119,138)
                                        ------------   ------------
Net cash used in investing activities       (188,011)      (252,654)
                                        ------------   ------------
Cash Flows from Financing Activities:
Short-term borrowing                              -              -
Payments on short-term borrowing                  -              -
Payments for obligations under capital lease  (5,166)            -
Proceeds from issuance of common stock     5,531,422      4,778,442
Proceeds from exercise of common stock option    200             -
Capital contributed by stockholders               -              -
Debt issuance costs                               -              -
                                        ------------   ------------
Net cash provided by financing activities  5,526,456      4,778,442
                                        ------------   ------------
Net Increase in Cash                         845,096      2,149,651

Cash and Cash Equivalents,
 beginning of period                       2,594,312        444,661
                                        ------------   ------------
Cash and Cash Equivalents,
 end of period                          $  3,439,408   $  2,594,312
                                        ============   ============
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable into equity $         -    $         -
                                        ============   ============
Equipment acquired under capital        $     21,074   $         -
 lease obligations                      ============   ============
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                  $        392   $         -
                                        ============   ============

















The accompanying ntoes are an integral part of these consolidated financial statements.

                                F-8a

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
               Consolidated Statements of Cash Flows
                                                       Period from
                                        Years Ended    Inception
                                        December 31    (12/08/92)
                                        1998           through
                                                       (12/31/98)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $ (2,300,147)  $ (14,390,389)
Adjustments to reconcile net loss to
 net cash used in operating activities
  Operating expenses paid in common
   Stock and options                         559,598      3,940,272
  Issuance of stock for minority interest         -         719,142
  Depreciation and amortization               10,740        120,370
  Loss on disposal of assets                   1,767          1,767
  Changes in assets and liabilities
   Prepaid expenses                           21,918        (86,191)
   Other current assets                       (1,480)       (23,982)
   Accounts payable                           45,440        246,813
   Accrued liabilities                       (33,970)       185,443
   Deferred revenue                               -          19,975
                                        ------------   ------------
Net cash used in operating activities     (1,696,134)    (9,266,780)
                                        ------------   ------------
Cash Flows from Investing Activities:
Purchase of property and equipment           (19,684)      (287,592)
Proceeds from loans to stockholders               -        (130,000)
Repayment of stockholders' loans                  -          41,934
Decrease (increase) in deposits, net             480         (1,328)
Net cash paid in acquisition                      -          (3,822)
Decrease (increase) in restricted cash            -        (108,128)
                                        ------------   ------------
Net cash used in investing activities        (19,276)      (488,936)
                                        ------------   ------------
Cash Flows from Financing Activities:
Short-term borrowing                              -         398,000
Payments on short-term borrowing             (90,000)       (90,000)
Payments for obligations under capital lease      -          (5,166)
Proceeds from issuance of common stock     1,999,581     12,922,458
Proceeds from exercise of common stock option     -             200
Capital contributed by stockholders               -           1,329
Debt issuance costs                               -         (31,697)
                                        ------------   ------------
Net cash provided by financing activities  1,909,581     13,195,124
                                        ------------   ------------
Net Increase in Cash                         194,171      3,439,408
Cash and Cash Equivalents,
 beginning of period                         250,490             -
                                        ------------   ------------
Cash and Cash Equivalents,
  end of period                         $    444,661   $  3,439,408
                                        ============   ============
Supplemental Disclosure of Noncash Financing Activities:
Conversion of notes payable into equity $         -    $    310,000
                                        ============   ============
Equipment acquired under capital        $         -    $     21,074
 lease obligations                      ============   ============
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                  $        392   $         -
                                        ============   ============












                                F-8b

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998

(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (f/k/a IGG International, Inc.) (the Company) is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus to include other pharmaceuticals, agricultural consumer, and home and garden products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural consumer, and home and garden applications for products that are also based upon carbohydrate chemistry. These products will be either licensed from or jointly developed with third parties (Note 9). SafeScience, Inc., International Gene Group, Inc., and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

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

(b)  Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Gene Group, Inc., and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operational expenses during the reporting period. Actual results could differ from those estimates.













                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                            (Continued)

(d)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1998 and 1997 include approximately $254,000 and $230,000, respectively, which is held by a single bank, and approximately $3,122,000 and $2,450,000, respectively, held in investment accounts, which represent concentrations of credit risk. The Company's management believes such a risk is minimal since these funds are in a "sweep" account which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(e)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

          Asset                              Estimated
          Classification                     Useful Life

Computer, office and laboratory equipment    3 5 years
Furniture and fixtures                       7 years
Leasehold improvements                       Lesser of useful life or
                                             life of lease

(f)  Research and Development

Research and development costs, which consist primarily of expenses for consultants, supplies and testing, are charged to operations as incurred.

(g)  Net Loss Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per common share were 765,532, 601,763 and 902,206 for 1998, 1997 and 1996, respectively.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                            (Continued)

(h)  Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive net loss is the same as net loss for all periods presented.

(i)  Disclosures about Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended
December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocates resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as one principal operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

(j)  Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with several financial institutions and invests in investment-grade securities.

(k)  Financial Instruments

The estimated fair values of the Company's consolidated financial instruments, which include cash equivalents, notes receivable and accounts payable, approximate their carrying value due to the short maturity of these instruments.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                            (Continued)

The estimated fair value of the Company's capital lease obligations approximates its carrying value based upon the current rates offered to the Company for similar type arrangements.

(l)  Postretirement Benefits

The Company has no obligations for postretirement benefits.

(m)  Minority Interest

At December 31, 1996, minority stockholders held an approximate three percent interest in International Gene Group, Inc. During 1997, these minority stockholders converted their shares in International Gene Group, Inc. into 205,469 shares of the Company's common stock. The Company recorded the fair value of the shares issued as research and development expense in the year ended December 31, 1997.

(n)  Reclassification

Certain items in the 1997 consolidated financial statements have been reclassified to conform with their 1998 presentation.

(2)  NOTES RECEIVABLE - STOCKHOLDERS

Notes receivable from stockholders represents promissory notes from two officers stockholders of the Company. The loans are payable in monthly installments of $375 and $160, including interest at 5.66% and 6.65%, respectively, with final payments of $60,601 due on March 11, 2002, and $23,603 due on June 20, 2002, respectively. Each note is collateralized by shares of the Company's common stock held by each individual.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                            (Continued)

(3) CAPITAL LEASE OBLIGATION

Capital lease obligations at December 31, 1998 consisted of the following:

     Capital lease, due in monthly installments
     of $418, including interest at 2.96% through
     April 2002, secured by a motor vehicle.           $    15,908

     Less Current portion                                    4,608
                                                       -----------
                                                       $    11,300
                                                       ===========

Property and equipment under capital lease are capitalized using interest rates appropriate at the inception of each lease. The net book value of property and equipment under capital lease amounted to $16,859 at December 31, 1998. Property and equipment under capital lease are net of accumulated amortization of $4,215 at December 31, 1998. There were no assets under capital lease at December 31, 1997.

(4)  Stockholders' Equity

(a)  Authorized Shares

International Gene Group, Inc. was incorporated on December 8, 1992; it did not begin its activities or issue stock until early 1993. In 1993, the original stockholders received common stock for services provided and contributed $43,687 in cash. In 1994, these stockholders contributed an additional $1,590 cash. During 1994, International Gene Group, Inc. sold common stock by subscription agreements for a total of $62,700.

In March 1995, the majority stockholders of International Gene Group, Inc., controlling 19,633 shares of common stock, acquired eighty-one percent control of Alvarada, Inc. through a reverse acquisition in exchange for their stock (Note 6). The investment of the remaining stockholders, controlling 1,278 shares of International Gene Group, Inc. was recorded as minority interest in this subsidiary.

The acquisition was accounted for as a reverse acquisition and the subsequent capital structure of the continuing entity includes the restated stock of Alvarada, Inc. at $0.01 par value and a combination of International Gene Group, Inc.'s and Alvarada, Inc.'s additional paid-in capital. The authorized capital stock of Alvarada, Inc., subsequently known as IGG International, Inc. and SafeScience, Inc., was amended to include 30,000,000 authorized shares of stock, consisting of 25,000,000 shares of common stock with a par value of $0.01, and 5,000,000 shares of preferred stock with a par value of $0.01.











                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)
Additional capital raised by the Company in 1995 includes a $271,666 payment on a subscription for 684,874 shares of common stock with a total subscription price of $815,000. The balance of this agreement amounting to $543,334 was paid during 1996.

(b)  Private Placement Offerings

In November 1996, the Company began a private placement offering of common stock. As of December 31, 1996, 190,000 shares had been sold at $2.50 per share. In 1997, the Company sold an additional 463,000 shares at $2.50 per share. These shares included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1998, 161,963 warrants were outstanding.

In March 1998, the Company completed a sale of 181,818 shares of common stock at $2.75 per share. These shares also included an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of December 31, 1998, warrants to purchase 45,455 shares of common stock at $4.75 per share were outstanding.

In June 1998, the Company completed a private placement offering of common stock. During the period January 1, 1998 through June 30, 1998, the Company sold 146,000 shares of common stock at $3.00 per share.
The Company had sold 533,867 shares of common stock at $3.00 per share as of December 31, 1997. These purchases included an attached warrant to purchase one share of common stock for $4.75 for every four shares purchased. As of December 31, 1998, warrants to purchase 169,967 shares of common stock were outstanding from these sales.

In September 1998, the Company completed a private placement offering of common stock. During the year ended December 31, 1998, the Company sold 406,206 shares of common stock at $4.25 per share.

During the period from September 1998 through December 1998, the Company completed a private placement of common stock. During the four months ended December 31, 1998, the Company sold 561,133 shares of common stock at $3.50 per share. The Company had sold 85,714 shares of common stock at $3.50 per share as of September 30, 1998.

In November 1998, the Company began a new private placement of common stock. Through December 31, 1998, the Company sold 179,222 shares of common stock at $4.50 per share.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)
(c)  Regulation S Stock Sales

In January 1997, the Company completed a sale of 500,000 shares of common stock for $900,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1998, warrants to purchase 125,000 shares of common stock at $3.50 per share were outstanding.

In September 1997, the Company completed an additional sale of 250,000 shares of common stock for $675,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also include an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of December 31, 1998, warrants to purchase 62,500 shares of common stock at $4.75 per share were outstanding.

(d)  Stock Option Plan

The Company has a Nonqualified Stock Option Plan (1996 Plan) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for the issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 1998, options to purchase 11,659 shares were available for future grant.

Effective December 1, 1998, the Company adopted the 1998 Incentive Stock Option Plan under which 600,000 shares of common stock were reserved for issuance under option agreements. As with the 1996 Plan, the exercise price of the each option will be determined by the Board of Directors, and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within ten years from December 1, 1998. As of December 31, 1998, options to purchase 472,900 shares were available for future grant.

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at $0.01 per share. During 1998 and 1997, the Company granted options and shares totaling 153,517 and 337,226 shares, respectively, and recorded charges to operations of approximately $1,999,000 and $1,382,000, respectively, relating to these grants. The charge to operations represented the fair market value of the underlying common stock or option.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                            (Continued)

The following table summarizes all stock option activity to employees and consultants for services and all warrant activity in connection with equity financings as of December 31, 1998.

                                             Stock Options
                                                       Weighted -
                                                       Average
                                        Number         Exercise Price
                                        of Shares      Per Share
[S]                                     [C]            [C]
Balance, December 31, 1995                   -         $    -
  Granted                                215,206          0.01
  Exercised                              (60,500)         0.01
                                        --------       -------
Balance, December 31, 1996               154,706          0.01
  Granted                                141,426          0.01
  Exercised                             (187,799)         0.01
  Canceled                                    -           0.01
                                        --------       -------
Balance, December 31, 1997               108,333          0.01
  Granted                                193,028          1.72
  Exercised                             (111,214)         0.01
                                        --------       -------
Balance, December 31, 1998               190,147       $  1.74
                                        ========       =======

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1998:

          ---------Options Outstanding----------  ----Options Exercisable----
                         Weighted-
                         Average   Weighted-                 Weighted-
Range of                 Remaining Average                   Average
Exercise  Number         Contractual Exercise Number         Exercise
Prices    Outstanding    Life      Price      Exercisable    Price
[C]       [C]            [C]       [C]        [C]            [C]

$ 0.01    130,147        9.3 years $ 0.01      96,597       $ 0.01
  5.50     60,000        9.9 years   5.50      12,000         5.50
          -------                            --------
          190,147                             108,597
          ======                             =======

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)

As of December 31, 1998, the Company had committed to grant options to purchase 230,000 shares of common stock at $0.01 per share upon the attainment of future milestones.

(e)  Pro Forma Disclosures of Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1998, 1997 and 1996 using the Black-Scholes option-pricing model. The weighted average assumptions used for 1998, 1997 and 1996 are as follows:

                              1998           1997           1996

Risk-free interest rate       4.2% 5.6%      5.8% 6.8%      5.5% 6.9%
Expected dividend yield           -              -              -
Expected life                 5 years        5 years        5 years
Expected volatility              60%            60%            60%

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net loss would have been as follows:

                         1998           1997           1996
As reported
  Net loss               $ (6,473,505)  $ (4,734,475)  $ (2,300,147)
                         ============   ============   ============
  Basic and diluted net
   loss per common share $      (0.50)  $      (0.43)  $      (0.26)
                         ============   ============   ============
Pro forma
  Net loss               $ (6,516,065)  $ (4,734,475)  $ (2,300,147)
                         ============   ============   ============
  Basic and diluted net
   loss per common share $      (0.50)  $      (0.43)  $      (0.26)
                         ============   ============   ============















                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)
(f)  Warrants

The following table summarizes all warrant activity in connection with equity financing as of December 31, 1998:

                                             Warrants
                                                       Weighted-
                                                       Average
                                        Number of      Exercise Price
                                        Shares         Per Share

Balance, December 31, 1995               100,000       $  0.10
Granted                                  647,500          4.13
Exercised                                     -             -
                                        --------

Balance, December 31, 1996               747,500          3.59
Granted                                  445,930          4.06
Exercised                               (300,000)         1.73
Canceled                                (400,000)         5.00
                                        --------

Balance, December 31, 1997               493,430          4.00
Granted                                   81,955          4.75
Exercised                                     -             -
                                        --------
Balance, December 31, 1998               575,385       $  4.10
                                        ========       =======

As of December 31, 1998, all warrants outstanding were fully exercisable into common shares. These warrants have a weighted-average exercise price of $4.10, and weighted-average remaining contractual life of 3.6 years.

(g)  Acquisition of Minority Interest in Subsidiary

In 1997, the Company acquired the remaining minority interest in its subsidiary, International Gene Group, Inc. by issuing 205,469 shares of restricted stock in exchange for the outstanding shares in the subsidiary. Research and development costs have been charged for $719,142, which represented the fair market value of the shares issued.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)
(5)  RELATED-PARTY TRANSACTIONS

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

(6)  ACQUISITION AND RECAPITALIZATION

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

(7)  LEASE COMMITMENTS

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in May 2003. The Company also leases certain equipment under operating leases.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)
Minimum future payments under the operating leases as of December 31, 1998 for each of the next five calendar years are approximately as follows:

          Years ending December 31,
          1999                          $    184,556
          2000                               181,696
          2001                               181,710
          2002                               128,633
          2003                                64,462
                                        ------------
                                        $    741,057
                                        ============
Rent expense in the accompanying consolidated statements of operations was approximately $100,000, $45,700, and $54,500 in 1998, 1997, and
1996 respectively.

(8)  LICENSING AGREEMENTS

On December 29, 1995, the Company's subsidiary SafeScience Products, Inc. (SPI) entered into a licensing agreement with the Government of Israel's Agricultural Research Organization concerning shared technology. The licensing agreement requires that SPI pay a three percent (3%) royalty on the net selling price of any licensed products developed from the shared technology. As an additional condition of this agreement, SPI will fund a research and development program requiring payments over the next five years totaling $1,573,000. In the first year of the licensing agreement, SPI is obligated to pay $327,000 followed by successive annual payments of $332,000, $314,000, $300,000 and $300,000, respectively. This agreement will be effective until the patents concerning the licensed technology have expired or the agreement is terminated by the parties involved. The Company paid $200,000, $332,000 and $297,000 in 1998, 1997 and 1996, respectively, related to this agreement.

On April 29, 1997, SPI signed an exclusive, worldwide licensing agreement with Agrogene Ltd. to commercialize carbohydrate compounds derived from a collection of natural carbohydrates identified and patented by Agrogene Ltd. Agrogene Ltd. is an Israeli based biotechnology company specializing in products for agriculture. SPI will fund the research and development of this product and future generation products for 5 years at $150,000 per year. The Company made three payments of $25,000 during 1997. A fourth payment of $25,000 was due and paid in January 1998. The Company paid $75,000 during 1998.

In October 1997, the Company entered into an agreement to license certain patented technology from Leket-Bar Chemicals, Ltd. The Company is required to pay license fees totaling $400,000 over the next four years and royalties on future product sales. The Company paid $175,000 during 1998.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)

During April 1998, the Company entered into an agreement with Dominion BioSciences, Inc. (DBI) to license and distribute certain patented technologies. At the signing of the agreement, the Company was obligated to pay $50,000 to DBI and will make additional payments based upon attaining certain defined milestones totaling $450,000. Furthermore, the Company will be required to share the profit from the sale of developed products with DBI equally up to $10 million at which point the Company and DBI will receive 65% and 35%, respectively, on excess profits. During 1998, the Company made payments totaling $100,000 to DBI.

(9)  INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13,510,000, which expire through 2018. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholder over a three-year period.

The components of the Company's deferred tax asset are as follows:

                                   1998           1997

Net operating loss carryforwards   $ 5,405,000    $ 1,986,000
Tax credit carryforwards               296,000        284,000
Temporary differences                  174,000       (167,000)
                                   -----------    -----------
Total deferred tax assets            5,875,000      2,103,000
Less Valuation allowance            (5,875,000)    (2,103,000)
                                   -----------    -----------
Net deferred tax assets            $        -     $        -
                                   ===========    ===========

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1998
                             (Continued)

In evaluating realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1998 and 1997. The increase in the valuation allowance during these periods primarily relates to the increase in the Company's net operating loss carryforwards.

(10) Employee Benefit Plan

The Company instituted the SafeScience 401(k) Plan (the Plan) in 1998 pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company matches a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 1998.

(11) Subsequent Event

During the period from January 1, 1999 through March 24, 1999, the Company completed a private placement offering of common stock and sold 1,401,123 shares of common stock at $4.50 per share for net proceeds of $6,305,053.

ITEM 9.   CHANGE IN CERTIFYING ACCOUNTANT

     (a) Beginning with the year ended December 31, 1997, the Company's independent auditor has been Arthur Andersen LLP. Williams & Webster, P.S. audited the Company's financial statements from inception through December 31, 1996.

     (b) Williams & Webster, P.S. was replaced as a result of the engagement of Arthur Andersen. There were no disagreements with Williams & Webster, P.S. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

     (c) From inception of the Company through December 31, 1996, Williams & Webster's reports on the financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except the disclosure of substantial doubt that the Company would continue as a going concern.

     (d) Williams & Webster, P.S. has provided a letter addressed to the Securities and Exchange Commission stating it agrees with the statements contained in the Form 10-K, a copy of which is filed as an Exhibit to this Form 10-K.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers and directors of the Company are as follows:

     Name                Age  Position

David Platt, Ph.D.       45   Chief Executive Officer, Secretary
                              Chairman of the Board of Directors

Bradley J. Carver        37   President, Chief Financial Officer,
                              Treasurer and a member of the
                              Board of Directors

Richard A. Salter        56   Senior Vice President and a member
                              of the Board of Directors

David Dube               42   Director

Theodore J. Host         53   Director

Brian G.R. Hughes        44   Director

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

     Dr. Platt has been the Chief Executive Officer, Secretary and Chairman of the Board of Directors since March 1995 and has been the Chief Executive Officer, Secretary and the Chairman of the Board of Directors of IGG, the Company's wholly-owned subsidiary for the development of human therapeutics, since December 1992. Dr. Platt has been Chief Executive Officer and Chairman of the Board of Directors of SafeScience Products, the Company's agricultural and consumer products subsidiary, since its inception on June 23, 1995. From January 1991 to

November 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan, Ann Arbor, Michigan. From October 1989 to November 1991, Dr. Platt was a research fellow with Dr. A. Raz at the Michigan Cancer Foundation, Detroit, Michigan. From January 1989 to August 1989, Dr. Platt was a research fellow under Dr. M. Wilcheck, Weizmann Institute of Science, Rehovot, Israel. Dr. Platt received a Doctor of Philosophy degree (1989), Masters of Science degree (1983), and Bachelor of Science degree (1978) from the Hebrew University of Jerusalem, Israel and a Bachelor of Engineering degree (1980) from Technion, Haifa, Israel.

     Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of the Company since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of IGG since February 1993. Mr. Carver has been President, Chief Financial Officer, Secretary, Treasurer and a member of the Board of Directors of SafeScience Products since its inception on June 23, 1995. From June 1992 to October 1994, Mr. Carver has been a consultant with Cyrowski and Associates, which is engaged in the business of commercial real estate. From March 1991 to October 1994, Mr. Carver has been a consultant with Circuit Master, Inc., a Michigan corporation, which is an electronics design and engineering firm engaged in the production of audio power amplifiers. From June 1991 to September 1993, Mr. Carver was a consultant with EPI Medical Products, a Michigan corporation, which is engaged in the production and licensing of a patented device for disposal of hazardous medical waste and surgical products. From January 1991 to March 1993, Mr. Carver was a consultant with Capital Networks, Inc., a Michigan corporation, which is a consulting firm for small business. From January 1989 to March 1991, Mr. Carver was a consultant with Lincoln Technical Services, Inc., a Michigan corporation, which is engaged in the selection and management of engineers for automotive clients. From December 1988 to December 1990, Mr. Carver was the founder of Carver Nutritional Products, which was engaged in production and sale of sports nutrition products sold to professional and college sports teams. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.

     Mr. Dube has been a director of the Company since May 1998. Mr. Dube has been a Senior Vice President, Investment Banking with RAS Securities Corporation since March 1998, specializing in early stage financings, strategic financial planning and advisory services relating to mergers, acquisitions, capital formation and restructuring for private and public companies and was previously, from September 1997 to February 1998, a project finance consultant to the firm. Mr. Dube has been the President and Chief Executive Officer of Optimax Industries, Inc., a publicly-traded company with interests in the horticultural, decorative giftware and truck part accessories industries from July 1996 to September 1997. From February 1991 to June 1996, Mr. Dube had been the principal of Dube & Company, a financial consulting firm.
From December 1986 to February 1991, Mr. Dube was the Treasurer and Chief Financial Officer of Inland Credit Industries, Inc., a mortgage finance and investment firm. Mr. Dube serves on the boards of directors of publicly-traded Helmstar Group, Inc., a merchant banking firm and privately-held Meyers Capital Management, LLC, a registered investment advisory firm. Mr. Dube is a Certified Public Accountant in the state of New Hampshire.

     Mr. Salter has been the Company's Executive Vice President since January 1998. Prior thereto, Mr. Salter was the Company's Vice President - Corporate Development from June 1997 through January 1998 and served the Company as a consultant from June 1996 through July 1997. Prior thereto, from 1989 through 1996 Mr. Salter rendered consulting services in the areas of sales and marketing to a variety of small businesses and companies. From 1971 to 1989, Mr. Salter was co-founder and Senior Vice President of International Weekends, a travel and leisure company. Mr. Salter is a graduate of the Boston University School of Law.

     Mr. Host has been a member of the Board of Directors since December 1998. From 1991 through 1996 Mr. Host was the President and Chief Operating Officer, and later Chief Executive Officer, of The Scotts Company. Prior thereto, Mr. Host was Senior Vice President - Marketing for Coca-Cola, USA in Atlanta, Georgia from 1990 to 1991. From 1967 through 1990 Mr. Host held a variety of positions with American Home Products, a company involved primarily in the health care industry.

     Mr. Hughes has been a Director since December 1998. Mr. Hughes is president-select of the Association of Alumni and Alumnae of the Massachusetts Institute of Technology (MIT). Since 1978 Mr. Hughes has held a variety of positions with the MIT Corporation, the board which governs MIT. From 1989 through 1995 Mr. Hughes was Vice Chairman and then CEO of American Rocket Company, which worked to develop and commercialize safe, clean, low cost hybrid rocket propulsion. Prior thereto, from 1984 through 1989, he was co-founder and Executive Vice President of PTAT System Inc., which co-built a private, transatlantic fiber optic cable system. PTAT System Inc. was sold to Sprint in August 1989. Prior thereto, from 1982 through 1984 Mr. Hughes was Senior Vice President of U.S. Aviation Underwriters, Inc. in Washington, DC.

Indemnification

     The Company's Bylaws provide that the Company's directors and officers will be indemnified to the fullest extent permitted by the Nevada Corporation Code, however, such indemnification shall not apply to acts of intentional misconduct; knowing violations of law; or any transaction where an officer or director personally received a benefit in money, property, or services to which to the director was not legally entitled.

     The Company has been advised that in the opinion of the Securities and Exchange Commission indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

     Based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company for transactions occurring between January 1, 1998 and December 31, 1998, or with respect to transactions which occurred between January 1, 1998 and December 31, 1998, all reports which were required to be filed under Section 16(a) of the Exchange Act were in fact so filed.

ITEM 11.  EXECUTIVE COMPENSATION.

(a)  Cash Compensation.

     The Company anticipates entering into employment agreements with its Executive Officers in the near future. Employees, including Executive Officers, who serve as directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings. The Company paid the following salaries to its Officers:

                              1998           1997           1996

     David Platt, Ph.D.       $ 119,000      $ 106,000      $96,000
     Bradley Carver           $ 119,000      $ 104,000      $80,000
     Richard Salter           $ 671,988 (1)  $ 139,781 (2)  $     0

(1) Mr. Salter's salary was paid in the form of 190,000 shares of Common Stock of the Company valued at $671,988. Mr. Salter did not receive any cash compensation from the Company.

(2) Mr. Salter's salary was paid in the form of 30,000 shares of Common Stock of the Company valued at $139,781. Mr. Salter did not receive any cash compensation from the Company. In addition, prior to becoming an employee of the Company, he received 30,000 shares of Common Stock as a consultant and exercised options to purchase 57,500 shares of Common Stock at $0.01 per share which were granted in 1996. The value of the 87,500 shares issued to Mr. Salter as a consultant during 1997 totaled $281,938.

and anticipates paying the following salaries in 1999:

     David Platt, Ph.D.  $ 135,000
     Bradley Carver      $ 135,000
     Richard Salter      $       0 (1)

(1) Mr. Salter's salary for the period January through June, 1999 will be paid in the form of 30,000 shares of Common Stock of the Company, plus an additional 100,000 shares granted in January 1999. Prior to July 1999, Mr. Salter will not receive any cash compensation from the Company. The Company has not yet determined Mr. Salter's salary for the period beginning in July 1999.

     Pursuant to a contract which terminates at the end of June 1999, Richard Salter, the Company's Senior Vice President, receives a salary which is paid entirely in options to purchase Common Stock of the Company. Mr. Salter receives options to purchase 5,000 shares for each month of employment, of which 2,500 relate to so-called "restricted" shares and the remaining 2,500 are registered on Form S-8. In addition, in January 1998, the Company granted Mr. Salter options to purchase 100,000 shares of "restricted" Common Stock for a purchase price of $0.01 per share, for each of the three years 1998, 1999 and 2000 at the commencement of which Mr. Salter remains with the Company.

(b)  Compensation Pursuant to Plans.

     The Company has no retirement, pension, profit sharing, insurance and medical reimbursement plans covering its Officers or Directors other than: (i) a 401(k) benefit plan; (ii) a medical reimbursement plan; (iii) the 1998 Incentive Stock Option Plan. As of December 31, 1998, non-qualified options to purchase a total of 127,100 shares have been issued under the 1998 Incentive Stock Option Plan, including options to purchase 60,000 shares issued to non-employee Directors of the Company and options to purchase 20,000 shares issued to Richard Salter, Executive Vice President and a Director of the Company. None of such options have been exercised. No qualified options were granted under the 1998 Incentive Stock Option Plan as of December 31, 1998. Prior to the adoption of the 1998 Incentive Stock Option Plan, options to purchase a total of 65,928 shares were issued during 1998 under the Company's previous non-qualified incentive stock option plan filed on Form S-8 Registration Statement with the Commission; 111,214 of the options outstanding under such previous plan were exercised during the year ending December 31, 1998.

(c)  Other Compensation.

     Officers and Directors of the Company did not receive any other compensation during the fiscal year ended December 31, 1998.

(d)  Compensation of Directors.

     The Company's Directors who are not employees of the Company receive cash compensation for their services equal to $1,500 per meeting, in addition to reimbursement for travel expenses incurred in traveling to and from meetings. In addition, each Director who is not an employee of the Company received non-qualified options to purchase 20,000 shares of the Company's Common Stock for two years of service on the Board. Such options vest and are exercisable as follows: 4,000 shares vest at the time of grant; an additional 2,000 shares vest at the end of each fiscal quarter that such Director serves on the Board. The exercise price of such options is $5.50 per share, the low/bid price of the Common Stock on the date of grant of the options, and the options bear a term of ten years from the date of grant.

(e)  Termination of Employment and Change of Control Arrangements.

     No compensatory plan or arrangement exists between the Company and any Executive Officer, except as discussed herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership, at December 31, 1998 of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and                 Number                             Percent
address of owner         of Shares      Position            of Class

David Platt, Ph.D.       2,959,550      Chief Executive     21.1%
31 St. James Avenue                     Officer, Secretary
Suite 520                               and Chairman of the
Boston, MA  02116                       Board of Directors

Bradley J. Carver        2,562,980      President, Chief    18.3%
31 St. James Avenue                     Financial Officer,
Suite 520                               Treasurer and
Boston, MA  02116                       Director

Richard A. Salter          150,600      Senior Vice          1.1%
31 St. James Avenue                     President and
Suite 520                               Director
Boston, MA  02116

David Dube                  20,000(1)   Director              *
c/o RAF
 Securities Corporation
50 Broadway, 14th Floor
New York, NY  10004

Theodore J. Host           20,000(1)    Director              *
26201 Myra Way
Bonita Springs, FL 34134

Brian G.R. Hughes          20,000(1)    Director              *
c/o Martinez & Hughes
700 Alta Avenue
San Antonio, TX 78209

ALL OFFICERS AND         5,733,130(2)                       40.7%
DIRECTORS AS A
GROUP (6 persons)

George Strawbridge, Jr.    912,146(3)                        6.5%
3801 Kenneth Pike
Building B-100
Wilmington, DE  19807

*    Less than 1%.

(1) Includes 20,000 shares which may be issued upon the exercise of options granted in connection with election to the Board of Directors. 6,000 of such options are exercisable as of December 31, 1998 or within 60 days thereafter.

(2) Includes the 60,000 shares which may be issued upon the exercise of the options issued to non-employee Directors as described in note (1) above.

(3) Includes 45,455 shares which may be issued upon the exercise of warrants issued in connection with the Company's private placements in 1998. Such shares bear an exercise price of $4.75 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 7, 1994, IGG entered into a licensing agreement with Dr. Platt, the Company's Chief Executive Officer and a member of the Board of Directors to pay Dr. Platt a royalty of two percent (2%) of the net sales of the Company's GBC-590 product only. See "Business - Patent Status and Protection of Proprietary Technology."

     During 1998, the Company issued 1,560,163 shares of Common Stock for cash consideration of $5,729,892 less associated expenses of $198,420. These shares include 181,818 shares issued pursuant to an offering under Regulation S for a total purchase price of $500,000. Also included in this amount are 146,000 shares sold in the first half of 1998, for an aggregate purchase price of $438,000, in a private placement commenced in the fall of 1997, which private placement resulted in the issuance of a total (during 1997 and 1998) of 679,867 shares of Common Stock for total consideration of $2,039,601, before expenses. The stock offered in each private placement has warrants attached allowing the purchaser to purchase one additional share, for a purchase price of $4.75, for every four shares purchased. All such warrants expire five years from the date of issue, or earlier in the event the market price of the Company's Common Stock reaches and remains at $11.00 for thirty consecutive trading days. Also included in this amount are 406,206 shares sold in a private placement in the third quarter of 1998, for an aggregate purchase price of $1,625,176; an additional 646,918 shares sold in a private placement in the end of the third and the beginning of the fourth quarter of 1998, for an aggregate purchase price of $2,161,744; and 179,222 shares sold in a private placement commenced in December 1998, for an aggregate purchase price of $806,500.

     Since December 31, 1998, the Company has issued an additional 1,406,679 shares of Common Stock for cash consideration of $6,330,053.

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

     Mr. Salter is reimbursed for his reasonable expenses but does not, prior to July 1999, receive any cash compensation; he receives only Common Stock, or options to purchase Common Stock, of the Company, as described above. All options will be exercisable for a term of ten years from the date of grant. During the period ended December 31, 1998, options to purchase an aggregate of 19,928 "restricted" shares, exercisable at $0.01 per share, were similarly granted to Mr. David Sandberg in consideration of legal services.

     Mark Donohue has rendered consulting services in the areas of assisting the Company in establishing relationships in the socially responsible business community and serving as a senior adviser to the officers of the Company with regard to corporate strategy and marketing. During 1998, the Company paid Mr. Donohue $185,000 in cash and he was also issued 36,000 shares of "restricted" shares of Common Stock.

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

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the last quarter of the year ended in regard to this report.

(c)  Exhibits.

     The following documents are incorporation herein by reference from the Registrant's Form 10, as filed with the Securities and Exchange Commission, SEC file No. 0-26476:

3.1       Articles of Incorporation of Alvarada, Inc..

3.2       Amendment to the Articles of Incorporation dated March 1,
          1995

3.3       Amendment to the Articles of Incorporation dated March 3,
          1995

3.4       Amendment to the Articles of Incorporation dated May 23, 1995

3.5       Bylaws of Alvarada, Inc.

3.6       Articles of Incorporation of International Gene Group

3.7       Bylaws of the Company of International Gene Group

3.8       Articles of Incorporation of Agricultural Glycosystems, Inc.

3.9       Bylaws of the Company of Agricultural Glycosystems, Inc.

4.1       Specimen Stock Certificate

10.1      Agreement and Plan of Reorganization

10.2      Licensing Agreement with Dr. Platt

10.3      Office Lease

10.4      Licensing Agreement with The Government of Israel .

     The following documents are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the
Commission on May 14, 1996, SEC file No. 333-04764:

10.5      Incentive Stock Option Plan

     The following documents are incorporation herein by reference from the Registrant's Form 10-K for the period ending December 31, 1996:

10.6.1 Employee Confidentiality and Invention Agreement between Dr. David Platt and the Company.

     The following documents are incorporated herein by reference from the Registrant's Registration Statement on Form SB-2, filed with the Commission on November 20, 1996, SEC file no. 333-16087:

10.6      Warrant Agreement with Trinity American Corporation.

10.7 Consulting Agreement wtih Richard Salter and Amendment thereto.

10.8      Consulting Agreement with Keith Greenfield.

10.9      Consulting Agreement with James C. Czirr.

10.10     Warrant Agreement with James C. Czirr.

     The following documents are incorporated herein by reference from the Registrant's Form 10-K for the period ending December 31, 1997:

10.11     Amendment to Consulting Agreement with Keith Greenfield

10.12     Licensing Agreement with Agrogene Ltd.

10.13 Trademark Sales and License Agreement with Elk Mound Feed and Farm Supply, Inc.

10.14     Consulting Agreement with Michelangelo, LLC, dated May 1997

10.15     Consulting Agreement with Michelangelo LCC, dated September
          1997.

10.16     Agreement with Leket-Bar Chemicals, Ltd., dated October 1997

99.1      Office Lease

     The following documents are an exhibit hereto:

23.1      Consent of Arthur Andersen LLP

23.2      Consent of Kevin J. Williams & Co., Certified Public
          Accountants.

27        Financial Data Schedule.

                             SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on this 31st day of March, 1997.
                    SAFESCIENCE, INC.

                    BY:  /s/ Bradley J. Carver
                    Bradley J. Carver, President and Chief Financial
                    Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures               Title                         Date


/s/ David Platt          Chief Executive Officer,      March 31, 1999
David Platt, Ph.D        Secretary and Chairman of
                         the Board of Directors

/s/ Bradley J. Carver    President, Chief Financial    March 31, 1999
Bradley J. Carver        Officer, Treasurer and a
                         member of the Board of Directors

/s/ Richard A. Salter
Richard A. Salter        Senior Vice President and     March 31, 1999
                         a member of the Board
                         of Directors

/s/ David Dube
David Dube               Director                      March 31, 1999

/s/ Theodore J. Host
Theodore J. Host         Director                      March 31, 1999

/s/ Brian G. R. Hughes                                 March 31, 1999
Brian G.R. Hughes        Director