Form 10-Q
period 1999-03-31
SAFESCIENCE INC
filed 1999-05-17
CIK 946661

=================================================================

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549
                -----------------------------------

                             FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:  ____________ to ___________

                   Commission file number 0-26476


                         SAFESCIENCE, INC.
      (Exact name of Registrant as specified in its charter.)

NEVADA                             33-0231238
(State or other jurisdiction of    (IRS Employer
incorporation or organization)     Identification no.)

                        Park Square Building
                   31 St. James Avenue, Suite 520
                    Boston, Massachusetts  02116
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

                 YES    [ X ]           NO    [   ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at April 30, 1999 was 15,697,749 shares.

=====================================================================

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)



                               INDEX

                                                  Page

Part I - Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheets as of March 31, 1999
     and December 31, 1998         .    .    .    . F-1

Consolidated Statements of Operations
     for the Three Months Ended March 31, 1999
     and 1998, and for the Period From December
     8, 1992 (Inception) Through March 31, 1999   . F-2

Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 1999
     and 1998, and for the Period From December
     8, 1992 (Inception) Through March 31, 1999   . F-3 - F-4

Notes to Unaudited Consolidated Financial
     Statements     .    .    .    .    .    .    . F-5 - F-8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations  .    .    .    .    .    . 12-16

Signatures     .    .    .    .    .    .    .    . 17

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                               ASSETS

                                   March 31,      December 31,
                                   1999           1998
Current assets:
 Cash and cash equivalents         $7,911,204     $3,439,408
 Prepaid expenses                     123,283         86,191
 Inventory                            270,920             -
 Other                                  9,880         26,482
                                   ----------     ----------
Total current assets                8,315,287      3,552,081
                                   ----------     ----------

Property and equipment, net
 of accumulated depreciation          302,709        220,224
                                   ----------     ----------
Other assets:
 Restricted cash                      108,128        108,128
 Notes receivable - stockholders       86,506         86,827
 Deposits                              12,698          1,328
                                   ----------     ----------
Total other assets                    207,332        196,283
                                   ----------     ----------
                                   $8,825,328     $3,968,588
                                   ==========     ==========















 The accompanying notes are an integral part of these consolidated financial statements.

                                F-1a


                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,      December 31,
                                   1999           1998
Current liabilities:
 Current portion of capital
 lease payable                     $     4,642    $     4,608
 Accounts payable                      406,589        246,813
 Accrued liabilities                   566,895        185,443
 Deferred revenue                       19,975         19,975
                                   -----------    -----------
Total current liabilities              998,101        456,839
                                   -----------    -----------
Capital lease payable,
 less current portion                   10,122         11,300
                                   -----------    -----------
Stockholders' equity:
 Preferred stock, $.01 par value,
  5,000,000 shares authorized; no
  shares issued and outstanding             -              -
 Common stock, $.01 par value,
  25,000,000 shares authorized;
  15,684,380 shares, and 14,107,216
  shares issued and outstanding
  at March 31, 1999, and December
  31, 1998, respectively               156,844        141,072
 Additional paid-in capital         24,223,995     17,749,766
 Deficit accumulated during
  development stage                (16,563,734)   (14,390,389)
                                   -----------    -----------
Total stockholders' equity           7,817,105      3,500,449
                                   -----------    -----------
                                   $ 8,825,328    $ 3,968,588
                                   ===========    ===========









 The accompanying notes are an integral part of these consolidated financial statements.

                                F-1b

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                       Period from
                                                       Inception
                                                       (December 8,
                                                       1992)
                                                       through
                         Three Months Ended March 31,  March 31,
                         1999           1998           1999
Revenues                 $         -    $        -     $          -

General and administrative
 expenses                   1,806,127       927,512       10,458,069

Research and development
 costs                        399,461       565,047        6,227,092
                         ------------   -----------    -------------
Operating loss             (2,205,588)   (1,492,559)     (16,685,161)
                         ------------   -----------    -------------
Other income (expense):
 Interest expense                (110)           -          (140,214)
 Interest income               32,353        30,413          263,408
 Loss on disposal of
  assets                           -             -            (1,767)
                         ------------   ------------   -------------
     Total other income        32,243         30,413         121,427
                         ------------   ------------   -------------
Net loss                 $ (2,173,345)  $ (1,462,146)  $ (16,563,734)
                         ============   ============   =============
Basic and diluted net loss per
 common share            $      (0.15)  $      (0.12)
                         ============   ============
Weighted average number of
 common shares outstanding 14,762,172     12,357,404
                         ============   ============












 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                       Period from
                                                       Inception
                                                       (December 8,
                                                       1992)
                                                       through
                         Three Months Ended March 31,  March 31,
                         1999           1998           1999
Cash flows from operating
activities:
 Net loss                $(2,173,345)   $(1,462,146)   $(16,563,734)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
 Operating expenses paid in
  common stock and options   655,206        579,701       4,595,478
 Issuance of stock for
  minority interest               -              -          719,142
 Depreciation and
  amortization                22,288          4,571         142,658
 Loss on disposal of assets       -              -            1,767
 Changes in current assets
  and liabilities:
   Prepaid expenses          (37,092)        (7,163)       (123,283)
   Inventory                (270,920)            -         (270,920)
   Other assets               16,602          5,136          (7,380)
   Accounts payable          159,776        (30,307)        406,589
   Accrued liabilities       381,452        (63,330)        566,895
   Deferred revenue               -           9,975          19,975
                         -----------    -----------    ------------
Net cash used in
 operating activities     (1,246,033)      (963,563)    (10,512,813)
                         -----------    -----------    ------------
Cash flows from investing
activities:
 Purchase of equipment      (104,773)       (15,747)       (392,365)
 Increase in restricted
  cash                            -              -         (108,128)
 Loans to stockholders            -              -         (130,000)
 Repayment of stockholders'
  loans                          321            285         42,255
 Deposits paid, net          (11,370)         5,000        (12,698)
 Net cash paid in
  acquisition                     -              -          (3,822)
                         -----------    -----------    -----------
Net cash used in investing
activities               $  (115,822)   $   (10,462)   $  (604,758)
                         -----------    -----------    -----------

 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

        CONSOLIDATED STATEMENTS OF CASH FLOWS . . .continued
                             (Unaudited)

                                                       Period from
                                                       Inception
                                                       (December 8,
                                                       1992)
                                                       through
                         Three Months Ended March 31,  March 31,
                         1999           1998           1999
Cash flows from financing
activities:
 Short-term borrowing    $        -     $        -     $    398,000
 Payments on short-term
  borrowing                       -              -          (90,000)
 Payments for obligations
  under capital lease         (1,144)            -           (6,310)
 Proceeds from issuance
  of common stock          5,834,795        708,000      18,757,253
 Proceeds from exercise
  of common stock option          -              -              200
 Capital contributed by
  stockholders                    -              -            1,329
 Debt issuance costs                             -          (31,697)
                         -----------    -----------    ------------
Net cash provided by
financing activities       5,833,651        708,000      19,028,775
                         -----------    -----------    ------------
Net increase (decrease)
in cash and cash
equivalents                4,471,796       (266,025)      7,911,204

Cash and cash equivalents,
 beginning of period       3,439,408      2,594,312              -
                         -----------    -----------    ------------
Cash and cash equivalents,
 end of period           $ 7,911,204    $ 2,328,287    $  7,911,204
                         ===========    ===========    ============
Supplemental disclosure of
non-cash financing activities
 Conversion of notes
  payable into equity    $        -     $        -     $    310,000
                         ===========    ===========    ============
 Equipment acquired under
  capital lease
  obligations            $        -     $        -     $     21,074
                         ===========    ===========    ============
Supplemental disclosure of
cash flow information
 Cash paid for interest  $       110    $        -     $        502
                         ===========    ===========    ============

 The accompanying notes are an integral part of these consolidated financial statements.

       8                     SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999

(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (f/k/a IGG International, Inc.) (the Company) is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus to include other pharmaceuticals, agricultural, consumer, and home and garden products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural and consumer applications, for products some of which are also based upon carbohydrate chemistry. These products will be either developed internally or licensed from or jointly developed with third parties. SafeScience, Inc., International Gene Group, Inc., and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development, raising capital, and developing distribution channels for consumer and agricultual products. Management anticipates that all future revenues will be derived from current products, products under development or those developed in the future. Principal risks to the Company include the successful development and marketing of products to obtain profitable operations, dependence on collaborative partners, the ability to obtain adequate financing to fund future operations, United States Food and Drug Administration and Environmental Protection Agency clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

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

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999
(c)  Use of Estimates

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

(d)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at March 31, 1999 include approximately $7,906,000, which is held by a single bank, and approximately $113,000 held in investment accounts, which represent concentrations of credit risk. The Company's management believes such a risk is minimal since these funds are in a "sweep" account which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(e)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset                                        Estimated
Classification                               Useful Life
Motor vehicles                               5 years
Computer, office and laboratory equipment    3-5 years
Furniture and fixtures                       7 years
Leasehold improvements                       Lesser of useful life or
                                             life of lease

(f)  Research and Development

Research and development costs, which consist primarily of expenses for consultants, supplies and testing, are charged to operations as incurred.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999
(g)  Net Loss Per Share

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

(i)  Disclosures about Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as one principal operating segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

                         SAFESCIENCE, INC.
                  (f/k/a/ IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999
(2)  STOCKHOLDERS' EQUITY

(a)  Private Placement Offerings

In November 1998, the Company began a new private placement of common stock. During the period from January 1, 1999 through March 31, 1999, the Company sold 1,395,569 shares of common stock at $4.50 per share. The Company had sold 179,222 shares of common stock at $4.50 per share as of December 31, 1998.

(b)  Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at $0.01 per share. During the three months ended March 31, 1999, the Company granted options and shares totaling 144,615 shares, and recorded charges to operations of $655,206, relating to these grants. The charge to operations represented the fair market value of the underlying common stock or option.

As of March 31, 1999, the Company had committed to grant options to purchase 230,000 shares of common stock at $0.01 per share upon the attainment of future milestones.

(3)  LICENSING AGREEMENTS

During the first quarter of 1999, the Company discontinued its licensing arrangements with Agrogene Ltd., Leket-Bar Chemicals, Ltd., and Dominion BioSciences, Inc. (DBI). During the three months ended March 31, 1999, no charges to operations were recorded and no future liability is anticipated as a result of the discontinuance of these agreements.

(4)  INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or market. At March 31, 1999, inventory consisted of raw materials.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

Overview

     SafeScience, Inc. (f/k/a IGG International, Inc.) is a development stage enterprise formed for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus to include other pharmaceuticals, agricultural, consumer, and home and garden products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural and consumer applications for products some of which are also based upon carbohydrate chemistry. These products will either be developed internally or licensed from or jointly developed with third parties. SafeScience, Inc., International Gene Group, Inc., and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

     The Company has devoted substantially all its efforts toward product research and development and raising capital. Management anticipates that all future revenues will be derived from current products, products under development or those developed in the future.

     The Company has developed an extensive portfolio of products through internal research and development, as well as licensing partnerships with like-minded institutions, corporations and individuals that have products that fit the SafeScience mission. International Gene Group, Inc.'s principal products are GBC-590, a complex carbohydrate glycoprotein designed to combat cancer tumors and metastasis, and CAN-296, a complex carbohydrate antifungal agent which inhibits Candida infections. SafeScience Products, Inc.'s leading agricultural product is Elexa PDB, an elicitor of plant defense mechanisms against fungi. The Company has also developed and codeveloped a line of nutrient fertilizers. Additional fungicides, insecticides and herbicides are in various stages of testing and development as well. SafeScience Products, Inc.'s consumer and institutional products include: an innovative line of safe, industrial-strength cleaning products; chemically safe consumer household cleaning products; a lawn & garden care line; and automotive care products.

     In late 1997, the Company began the process of securing distributors throughout the world. As of December 31, 1998, the Company had established distribution agreements covering New Zealand; United Arab Emirates, Oman, Bahrain, Qatar and Saudi Arabia; Israel and the Palestinian territory; Mexico and Central America; and Argentina and Uruguay. In addition, since the beginning of 1999, the Company has entered into additional distribution agreements for South Korea; France, Greece, Italy, Spain, Portugal, Switzerland, and Australia.

     The Company's Common Stock has been trading publicly since August 1995, and commenced trading on the NASDAQ Small Cap market in May 1998 under the ticker symbol SAFS.

     The following is a summary of certain developments that have recently been announced by the Company:

     On March 9, 1999, the Company announced that it had signed a contract with Mort White, the host of the radio program "The Magic Garden" and writer of a weekly gardening column for ten suburban newspapers, who also writes and produces audio spots for The Magic Garden Network sponsors. Mr. White will promote SafeScience products to his listening audience of over 1.4 million. At that time, the Company also announced its new e-commerce web site, www.safesci.com where customers will be able to order products through a safe connection over the Internet.

     On April 21, 1999, the Company announced that it will be the exclusive sponsor of the new "Healthy Home" section in the Home & Garden area of America Online's Interest Channel. Healthy Home is an area focusing on topics that promote a healthy living environment, such as maintaining allergy-free homes, feng shui, indoor air quality, and healthy kitchens. The sponsorship is designed to provide AOL's more than 17 million members with information about how to maintain a healthy home environment. America Online members can access the Healthy Home site by entering the key words "Healthy Home" or through the Home and Garden section of AOL's Interests Channel. The Healthy Home site will feature new content relating to healthy indoor environments every month, and provide visitors with information and suggestions for transforming their home into a safe area for their families and pets.

     On April 28, 1999 the Company announced that it had entered into a partnership with Daymon Associates for marketing and sales of all SafeScience brand consumer products worldwide. Daymon is the largest international corporate brand sales and marketing organization, with the ability to introduce products into a large customer base of food store and drug store mass merchandisers, wholesale clubs, and food service stores.

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

     To date, the Company's activities have consisted primarily of research, development and testing. Such activities have resulted in accumulated losses of approximately $16,560,000 (including grants of stock to employees and consultants) through the end of the Company's most recent fiscal quarter. The Company expects that it will also incur significant losses during the remainder of 1999 as a result of its continued research as well as significant anticipated expenditures in connection with bringing several of its products to market.

Results of Operations: Three Months Ended March 31, 1999 versus Three Months Ended March 31, 1998

     As a development stage enterprise from the date of its inception, the Company has not derived any product sales or net income. The Company's primary business activities through March 31, 1999 have consisted principally of research, product development, testing, obtaining new products to be sold by the Company, developing markets and distribution channels for its products and raising capital.

     General and administrative expenses increased from $927,512 for the three months ended March 31, 1998 to $1,806,127 for the three months ended March 31, 1999, an increase of $878,615 or 94.7%. This increase was attributable to an increase in salaries and consulting expenses associated with the Company's expansion and preparation of its products for marketing and distribution and creation of inventory. Approximately $636,000 of such 1999 expenses resulted from the issuance of options and warrants to purchase common stock and the grant of common stock.

     Research and development costs for consultants, supplies and testing decreased from $565,047 for the three months ended March 31, 1998 to $399,461 for the three months ended March 31, 1999, a decrease of $165,586 or 29.3%. This decrease was primarily attributable to a decrease in consulting expense as a result of the discontinuance of certain agreements.

     Interest income increased from $30,413 for the three months ended March 31, 1998 to $32,353 for the three months ended March 31, 1999, an increase of $1,940 or 6.4%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the Company's securities during 1999.

Year 2000

     The Company has reviewed all of its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and our review indicates that virtually all the Company's systems are currently Year 2000 compliant. The Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant. We do not anticipate that we will incur material expenses to make our computer software and operating systems Year 2000 compliant. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $18,750,000. For the three months ended March 31, 1999, the Company's operations utilized cash of $1,246,033 primarily to fund the operating loss. The Company also invested $104,773 in fixed asset purchases related to the Company's expansion and preparation of its products for marketing and distribution. The uses of cash were offset by equity financings that resulted in net proceeds of $5,834,795 to the Company.

     As of March 31, 1999, the Company's accumulated deficit is $16,563,734 and cash balances are $7,911,204. The Company has no bank lines of credit at present. It is not known whether additional funds could be borrowed from stockholders or other sources.

Certain Factors That May Affect Future Results

Dependence on Financing

     The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through mid 2000. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

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

Product Release Schedules

     Delays in the planned release of Company products may adversely affect forecasted revenues and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. The Company's failure to introduce new products on a timely basis could delay or hinder market acceptance and allow competitors to gain greater market share.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Dated this 14th day of May, 1999.


                          SAFESCIENCE, INC.
                          (the "Registrant")

                          BY:   /s/ Bradley J.  Carver
                                Bradley J. Carver,
                                President, Treasurer, Chief
                                Financial Officer and a member
                                of the Board of Directors