Form 10-Q
period 1999-06-30
SAFESCIENCE INC
filed 1999-08-13
CIK 946661

=====================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                -----------------------------------

                             FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from:  __________ to __________

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

YES    [ X ]        NO    [   ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at June 30, 1999 was 16,412,756 shares.

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)



                               INDEX

                                                            Page

Part I - Financial Information

Item 1.   Financial Statements

     Consolidated Balance Sheets as of June 30, 1999
      and December 31, 1998   .    .    .    .    .    .    2

     Consolidated Statements of Operations
      for the Three and Six Months Ended June 30, 1999
      and 1998, and for the Period From December 8,
      1992 (Inception) through June 30, 1999 .    .    .    3

     Consolidated Statements of Cash Flows
      for the Six Months Ended June 30, 1999 and 1998,
      and for the Period From December 8, 1992
      (Inception) through June 30, 1999 .    .    .    .    4-5

     Notes to Unaudited Consolidated Financial Statements   6-12

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations

     Signatures

                   PART I - FINANCIAL STATEMENTS

Item 1.  Financial Statements

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                               ASSETS

                                   June 30,  December 31,
                                   1999      1998
Current assets:
Cash and cash equivalents          $ 6,949,284    $ 3,439,408
Accounts receivable, net of
 allowance for doubtful accounts
 of $3,500 at June 30, 1999             37,731             -
Inventory                              205,979             -
Prepaid expenses and other
 current assets                        122,384        112,673
                                   -----------    -----------
Total current assets                 7,315,378      3,552,081
                                   -----------    -----------
Property and equipment, net of
 accumulated depreciation              321,890        220,224
                                   -----------    -----------
Other assets:
 Restricted cash                       108,128        108,128
 Deposits                               13,698          1,328
 Notes receivable - related parties    240,027         86,827
                                   -----------    -----------
Total other assets                     361,853        196,283
                                   -----------    -----------
                                   $ 7,999,121    $ 3,968,588
                                   ===========    ===========

                LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Current portion of capital
  lease obligation                 $     4,676    $     4,608
Accounts payable                       411,634        246,813
Accrued liabilities                    139,757        185,443
Deferred revenue1                       9,9751          9,975
                                   -----------    -----------
Total current liabilities              576,042        456,839
                                   -----------    -----------
Capital lease obligation,
 less current portion                    8,940         11,300
                                   -----------    -----------
   The accompanying notes are an integral part of these financial statements

                                2-a

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                          ASSETS - continued

                                   June 30,  December 31,
                                   1999      1998
Stockholder's equity:
 Preferred stock, $.01 par value,
  5,000,000 shares authorized;
  no shares issued and outstanding          -              -
Common stock, $.01 par value,
 25,000,000 shares authorized;
 16,412,756 shares, and 14,107,216
 shares issued and outstanding at
 June 30, 1999, and December 31,
 1998, respectively                    164,128        141,072
Additional paid-in capital          30,068,557     17,749,766
Note receivable from issuance
 of common stock                    (3,343,750)            -
Deficit accumulated during
 development stage                 (19,474,796)   (14,390,389)
                                   -----------    -----------
Total stockholder's equity           7,414,139      3,500,449
                                   -----------    -----------
                                   $ 7,999,121    $ 3,968,588
                                   ===========    ===========


















   The accompanying notes are an integral part of these financial statements.

                                2-b

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

       CONSOLIDATED STATEMENTS OF OPERATIONSFOR FORMULAS ONLY
                            (Unaudited)

                                                       Six
                                                       Months
                         Three Months Ended            Six Months
                              June 30                  Ended June 30,
                         1999           1998           1999
Product sales            $    206,013   $         -    $    206,013

Cost of goods sold           (364,618)            -        (364,618)
                         ------------   ------------   ------------
Gross loss                   (158,605)            -        (158,605)

Operating expenses:
 General and
  administrative            2,315,209        726,727      4,212,336
Research and development      515,006        682,374        914,467
                         ------------   ------------   ------------
Total operating expenses    2,830,215      1,409,101      5,035,803
                         ------------   ------------   ------------
Operating loss             (2,988,820)    (1,409,101)    (5,194,408)
                         ------------   ------------   ------------
Other income (expense):
 Interest expense                (107)           (92)          (217)
 Interest income               77,865         36,135        110,218
 Other                             -              -              -
                         ------------   ------------   ------------
Total other income             77,758         36,043        110,001
                         ------------   ------------   ------------
Net loss                 $ (2,911,062)  $ (1,373,058)  $ (5,084,407)
                         ============   ============   ============
Basic and diluted net
 loss per common share   $      (0.18)  $      (0.11)  $      (0.34)
                         ============   ============   ============
Weighted average number
 of common shares
 outstanding               15,942,743     12,754,835     14,855,787
                         ============   ============   ============








 The accompanying notes are an integral part of these consolidated financial statements.

                                3-a

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF OPERATIONS - continued
                            (Unaudited)

                                                  Period from
                                                  12/08/92
                                                  (inception)
                                                  Through
                              Six Months Ended    June 30,
                              June 30, 1998       1999
Product sales                 $         -         $    206,013

Cost of goods sold                      -             (364,618)
                              ------------        ------------
Gross loss                              -             (158,605)

Operating expenses:
 General and administrative      1,625,239          12,773,278
Research and development         1,276,421           6,742,098
                              ------------        ------------
Total operating expenses         2,901,660          19,515,376
                              ------------        ------------
Operating loss                  (2,901,660)        (19,673,978)
                              ------------        ------------
Other income (expense):
 Interest expense                      (92)           (140,321)
 Interest income                    66,548             341,273
 Other                                  -               (1,767)
                              ------------        ------------
Total other income                  66,456             199,185
                              ------------        ------------
Net loss                      $ (2,835,204)       $(19,474,796)
                              ============        ============
Basic and diluted net
 loss per common share        $      (0.23)
                              ============
Weighted average number
 of common shares
 outstanding                    12,556,127
                              ============









 The accompanying notes are an integral part of these consolidated financial statements.

                                3-b

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                            Period from
                                                            12/08/1992
                                                            (Inception)
                               Six Months Ended             through
                              1999           1998           June 30, 1999
Cash flows from operating
activities:
 Net loss                     $ (5,084,407)  $ (2,835,204)  $ (19,474,796)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Operating expenses paid
   in common stock and
   options                       1,601,523        949,157       5,541,795
  Issuance of stock for
   minority interest                    -              -          719,142
  Depreciation and
   amortization                     47,750         11,580         168,120
  Other                                 -              -            1,767
                              ------------   ------------   -------------
Cash used in operating
 activities before changes
 in assets and liabilities      (3,435,134)    (1,874,467)    (13,043,972)

Changes in assets and
 liabilities:
 Account receivable                (37,731)            -          (37,731)
 Prepaid expenses and other
  current assets                    (9,711)        15,558        (119,884)
 Accounts payable                  164,821            520         411,634
 Accrued liabilities               (45,686)       (83,988)        139,757
 Inventory                        (205,979)            -         (205,979)
 Other assets                     (153,847)            -         (153,847)
 Deferred revenue                       -          19,975          19,975
                              ------------   ------------    ------------
Net cash used in operating
 activities                     (3,723,267)    (1,922,402)    (12,990,047)
                              ------------   ------------    ------------
Cash flows from investing
 activities:
Purchase of property and
 equipment                        (149,416)       (89,275)       (437,008)
Loans to stockholders                   -              -         (130,000)
Repayment of stockholders'
 loans                                 647            575          42,581
Deposits paid, net                 (12,370)         5,000         (13,698)
Net cash used in acquisition            -              -           (3,822)
Increase in restricted cash             -              -         (108,128)
                              ------------   ------------    ------------
Net cash used in investing
 activities                       (161,139)       (83,700)       (650,075)
                              ------------   ------------    ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

          CONSOLIDATED STATEMENTS OF CASH FLOWS continued
                            (Unaudited)

                                                               Period from
                                                               12/08/1992
                                                               (Inception)
                                  Six Months Ended             through
                              1999              1998           June 30, 1999
Cash flows from financing
 activities:
Proceeds from notes payable   $       -         $    18,900    $     398,000
Payments on notes payable             -                  -           (90,000)
Payments on obligations
 under capital leases             (2,292)              (744)          (7,458)
Proceeds from issuance
 of common stock               5,860,367          2,395,801       18,782,825
Proceeds from exercise
 of warrants                   1,536,207                 -         1,536,207
Proceeds from exercise
 of common stock options              -                  -               200
Capital contributed by
 stockholders                         -                  -             1,329
Debt issuance costs                   -                  -           (31,697)
                             -----------        -----------     ------------
Net cash provided by
 financing activities          7,394,282          2,413,957       20,589,406
                             -----------        -----------     ------------
Net increase in cash and
 cash equivalents              3,509,876            407,855      (2,659,554)

Cash and cash equivalents,
 beginning balance             3,439,408          2,594,312              -
                             -----------        -----------    ------------
Cash and cash equivalents,
 ending balance              $ 6,949,284        $ 3,002,167    $ (2,659,554)
                             ===========        ===========    ============
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING ACTIVITIES

Conversion of notes payable
 into equity                 $        -         $        -     $    310,000
                             ===========        ===========    ============
Equipment acquired under
capital lease obligations    $        -         $        -     $     21,074
                             ===========        ===========    ============
Note receivable from issuance
 of common stock             $ 3,343,750        $        -     $  3,343,750
                             ===========        ===========    ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Cash paid for interest       $       217        $        92    $        719
                             ===========        ===========    ============



The accompanying notes are an integral part of these consolidated financial statements.
                                 5

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1999

(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (f/k/a IGG International, Inc.) is a development stage enterprise originally formed for the research and development of pharmaceutical products based on carbohydrate chemistry. The Company has expanded its focus to include other pharmaceuticals, agricultural consumer, and home and garden products. The Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural, consumer, home and garden, and institutional applications for products that are also based upon carbohydrate chemistry and other safe technologies. These products are developed internally or licensed from or jointly developed with third parties. SafeScience, Inc., International Gene Group, Inc., and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

The Company has developed an extensive portfolio of products through internal research and development, as well as licensing partnerships with like-minded institutions, corporations and individuals that have products that fit the SafeScience mission. Principal risks to the Company include the successful development, commercialization and marketing of products to obtain profitable operations, dependence on collaborative partners, the ability to obtain adequate financing to fund future operations, United States Food and Drug Administration clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal, recurring adjustments, necessary to present fairly, the balance sheet, results of operations and cash flows. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

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

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
(c)  Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

(d)  Use of Estimates

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

(e)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 1999 include approximately $6,941,000, which is held by a single bank, and approximately $116,000 held in investment accounts. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease.

(f)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification                         Estimated Useful Life

Motor vehicles                               5 years
Computer, office and laboratory equipment    3 - 5 years
Furniture and fixtures                       7 years
Leasehold improvements                       Lesser of useful life or
                                             life of lease

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
(g)  Research and Development

Research and development costs, which consist primarily of wages, expenses for consultants, supplies and testing, are charged to operations as incurred.

(h)  Net Loss Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at June 30, 1999 and 1998 excluded the potential common shares from warrants and stock options because to do so would be antidulitive for the periods presented. At June 30, 1999, there are 604,381 stock options outstanding with a weighted average exercise price of $9.89 and there were 181,089 warrants outstanding with a weighted average exercise price of $4.75 that were excluded from the weighted average number of common shares outstanding. All such remaining warrants have been exercised subsequent to June 30, 1999.

(i)  Comprehensive Income

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

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
(j)  Disclosures about Segments of an Enterprise and Significant
Customers

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

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. For the six months ended June 30, 1999, two customers represented 81% and 14% of revenues and 0% and 69% of accounts receivable, respectively. There was no accounts receivable at December 31, 1998.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
(2)  STOCKHOLDER'S EQUITY

(a)  Private Placement Offerings

In November 1998, the Company began a new private placement of common stock. During the period from January 1, 1999 through June 30, 1999, the Company sold 1,398,480 shares of common stock at $4.50 per share.

(b)  Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Board of Directors. During the three and six months ended June 30, 1999, the Company granted options and shares totaling 772,338 and 916,953 shares, and recorded charges to operations of $946,317 and $1,601,523 relating to these grants, respectively. The charge to operations represented the fair market value of the underlying common stock or option.

As of June 30, 1999, the Company had committed to grant 210,000 shares of common stock upon the attainment of future milestones.

(c)  Warrants Exercised

In June 1999 warrants for the purchase of 307,500 and 96,833 shares of common stock were exercised at $3.50 and $4.75 per share, respectively.

(d)  Note Receivable from Issuance of Common Stock

On June 15, 1999, the Company entered into a transaction with a senior executive, whereby the senior executive agreed to cancel a stock option for 100,000 restricted shares of common stock at an exercise price of $0.01 per share, which would have vested on January 3, 2000. In exchange, the Company issued the senior executive a stock option for 250,000 shares of common stock at an exercise price of $13.38 per share, the estimated fair market value on the date of grant. The option was exercised immediately. The Company loaned the senior executive an amount representing the entire exercise price. The principal balance of the note, which is classified in stockholder's equity as a note receivable from the issuance of common stock, is $3,343,750 and accrues interest at 4.92% per annum, compounded semi-annually. The senior executive has pledged 250,000 shares of the Company's common stock as collateral. The note is 80% non-recourse and is secured only by the pledged shares. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due on June 15, 2004.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
(3)  LICENSING AGREEMENTS

During the first quarter of 1999, the Company discontinued its licensing arrangements with Agrogene Ltd., Leket-Bar Chemicals, Ltd., and Dominion BioSciences, Inc. (DBI). During the six months ended June 30, 1999, no charges to operations were recorded and no future liability is anticipated as a result of the discontinuance of these agreements.

(4)  INVENTORY

Inventory is stated at lower of cost (first-in, first-out) or market. At June 30, 1999, inventory is comprised of $189,775 of raw materials and $16,204 of finished goods.

(5)  TRADE CREDITS

The Company has entered into a trade agreement with a barter company for the exchange of goods and services. This barter company purchased approximately $167,000 of product from the Company and paid for these products by issuing $167,000 of advertising credits. The barter company acquires media on behalf of the Company; 55% of the net cost of all media utilized by the Company is payable in cash and the remaining 45% is charged against the trade credit. As of June 30, 1999 $70,000, of advertising credits are included in other current assets.

(6)  NOTES RECEIVABLE RELATED PARTIES

On May 14, 1999, the Company entered into a loan agreement with a supplier. The Company will loan the supplier the principal sum of $150,000 in a series of advances. The outstanding principal balance accrues interest at 8.25% per annum, with interest payable quarterly in arrears commencing three months after the date of the first advance. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due and payable on May 14, 2001. As of June 30, 1999 the Company has advanced $75,000 to the supplier.

On June 14, 1999, the Company entered into a loan agreement with a senior executive and director. The principal balance of the note is $72,000 and accrues interest at 4.92% per annum, compounded semi-annually. The senior executive has pledged shares of the Company's common stock as collateral. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due 120 days from the date the senior executive sells any shares of Company stock, which under the agreement, cannot be earlier than April 1, 2000.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999
(7) RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for
Derivative Instruments and Hedging Activities   Deferral of the
Effective Date of FASB Statement No. 133 , SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto:

OVERVIEW

     SafeScience, Inc. (f/k/a IGG International, Inc.) is a development stage enterprise originally formed for the research and development of pharmaceutical products based on carbohydrate chemistry. The Company has expanded its focus to include other pharmaceuticals, agricultural consumer, and home and garden products. The Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural, consumer, home and garden, and institutional applications for products that are also based upon carbohydrate chemistry and other safe technologies. These products are developed internally or licensed from or jointly developed with third parties. SafeScience, Inc., International Gene Group, Inc., and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

     The Company has developed an extensive portfolio of products through internal research and development, as well as licensing partnerships with like-minded institutions, corporations and individuals that have products that fit the SafeScience mission. International Gene Group, Inc.'s principal products are GBC-590, a complex carbohydrate glycoprotein designed to combat cancer tumors and metastasis, and CAN-296, a complex carbohydrate antifungal agent which inhibits Candida infections. SafeScience Products, Inc.'s leading agricultural product is Elexa PDB, an elicitor of plant defense mechanisms against fungi. SafeScience has also developed and licensed a line of nutrient fertilizers. Additional fungicides, insecticides and herbicides are in various stages of testing and development as well. SafeScience Products, Inc.'s consumer and institutional products include: an innovative line of safe, industrial-strength cleaning products; chemically safe consumer household cleaning products; a lawn and garden care line; and personal care products and "neutraceuticals". The Company recognized its first revenues in the second quarter of 1999 through sales of some of these products. Additional products and product lines are in various stages of development.

     In late 1997, the Company began the process of securing distributors throughout the world. As of June 30, 1999, the Company had established distribution agreements covering 30 countries on six continents. In the spring of 1999, SafeScience entered into an arrangement with Daymon Associates, Inc., the largest corporate brand sales and marketing firm in the world, whereby Daymon would represent all SafeScience brand consumer products to its retailing clients worldwide. These clients include supermarkets, drug stores, mass merchandisers, wholesale clubs and food service stores.

     The Company's Common Stock has been trading publicly since August 1995, and commenced trading on the NASDAQ Small Cap market in May 1998 under the ticker symbol SAFS.

     The following is a summary of certain developments that have recently been announced by the Company:

     On May 13, 1999 the Company announced that it had received a U.S. patent covering composition and method for CAN-296, its naturally derived carbohydrate compound under development to combat antifungal infections. CAN-296 is a naturally occurring complex carbohydrate extracted from arthropod shells and fungal cell walls. CAN-296 has demonstrated pre-clinical activity against fungal infections such as Candida and Aspergillus. The Company plans to develop CAN-296 for both topical and systemic anti-fungal applications.

     in May 17, 1999, the Company announced that it had appointed Clark
F. Springgate, M.D., Ph.D. as Chief Medical Officer. Dr. Springgate is directing SafeScience's expanding clinical programs for cancer and systemic fungal infection therapeutics. Dr. Springgate brings over thirty years of experience in international regulatory affairs, clinical pharmacology, quality assurance and marketing to his directorship. He founded the Clinical Research Center at New Britain General Hospital, a major teaching hospital affiliated with the University of Connecticut School of Medicine, and directed its activities until January 1998. Dr. Springgate also previously served as Vice President, Clinical and Regulatory Affairs for the National Medical Research Corporation from 1994 to 1995; Medical Director, Senior Scientific and Regulatory Consultant and Vice President of Product Development for the Health and Science Research Clinical Research Group in Englewood, New Jersey from 1991 to 1994; Medical Director of The Richardson-Vicks Pharmaceutical Company in Shelton, Connecticut from 1989 to 1991; and Vice President of Professional Services at Scicor, in Indianapolis, Indiana from 1988 to 1989.

     On May 24, 1999, the Company announced that it had entered into an agreement with the University of Florida Office of Technology Licensing whereby the Company licensed worldwide rights to all patents and patent applications on several potent strains of the microbial agent Beauveria bassiana (fungus) for the development of natural products for pest control. Products based on this fungus have been shown to be more effective than conventional toxic synthetic chemicals in laboratory and/or field tests with household ants, cockroaches, termites and fire ants. The Company hopes that the unique, non-toxic biopesticides developed at the University of Florida will be a logical extension of its currently marketed household cleaning and lawn and garden products.

     On June 7, 1999, the Company announced that it had signed an exclusive agreement with Farm-Ag International Trading Pty. Ltd., a subsidiary of Strand Group Holdings Ltd. to the Company's products in sub-equatorial Africa, including the large South African market. Farm-Ag International has substantial experience in the sub-equatorial African region in agricultural and Ag-bio products, which include fungicides and biopesticides.

     On June 24, 1999, the Company announced the completion of a Phase I/II clinical study of its anti-cancer compound, GBC-590 at M.D. Anderson Cancer Institute in Houston, Texas. The results showed that the compound is well tolerated and effective in reducing or stabilizing PSA (prostate specific antigen) levels in 18 out of 22 relapsing prostate cancer patients that are resistant to standard therapy. As a result, the Company will commence Phase II studies for prostate cancer at M.D. Anderson Institute and a number of other leading cancer centers. SafeScience also will initiate a Phase I/II study for pancreatic carcinoma at the Beth Israel Deaconess Medical Center, a major teaching hospital of Harvard Medical School.

     On July 13, 1999, the Company announced that it had been added to the Russell 3000 Index. The Russell 3000 is comprised of the 3000 largest companies on the NASDAQ, NYSE and AMEX based on market capitalization.

     On July 15, 1999, the Company announced that it convened the inaugural SafeScience International Distributor's Conference in the agricultural mecca of Northern California. The conference was attended by 10 SafeScience international distributors representing 30 countries. These SafeScience brand partners, all leading international distributors specializing in marketing safe and effective agricultural products, should represent a formidable force for introducing the full range of SafeScience products in their respective markets. In addition to Elexa, the attendees were able to examine CIT-30, which holds promise to be the first effective, safe pesticide for the treatment of firelight.

     On July 26, 1999, the Company announced results of its Phase I trial at the University of Pennsylvania Medical Center for GBC-590 in-patients with end-stage cancer refractory to all other standard therapies. The disease types in this study included pancreatic, colorectal, lung and esophageal carcinomas and metastatic sarcoma. The results showed that the compound is well-tolerated at all administered dose levels. These data confirm the excellent safety profile which was first reported in the GBC-590 Phase I trial in prostate cancer at the MD Anderson Cancer Center.

     On August 4, 1999, the Company and Prince Agri Products, Inc. announced that they had entered into an exclusive technology and marketing partnership to distribute SafeScience products to the animal science markets. Prince Agri Products is a leading full-service animal feed ingredient supplier which manufactures and distributes trace elements, feed additives and pre-mixes worldwide. The Company will introduce safe, innovative animal science technologies and products to Prince, which will then provide the industry intelligence to the Company to determine their potential in the marketplace. Ultimately, the products will be sold under the SafeScience brand by Prince in North America and by both companies' distributors in international markets.

     Principal risks to the Company include the successful development, commercialization and marketing of products to obtain profitable operations; including the necessity of FDA approval (of which there can be no assurance); the necessity of United States Environmental Protection Agency approval of certain of the Company's agricultural and lawn and garden products; dependence on collaborative partners; the ability to obtain adequate financing to fund future operations; United States Food and Drug Administration clearance and regulation; the Company's history of operating losses; dependence on key individuals; and competition from substitute products and larger companies.

     In particular, the Company's research and development programs, including its human therapeutic products, are in an early stage of development, and the Company expects that certain of the drugs or other products resulting from its or its collaborative partners' research and development efforts may not be commercially available for several years, if at all. The Company's potential drug and other new products are subject to the risk of delays in development resulting from various factors, many of which are beyond the control of the Company. Any new drug candidates developed by the Company will require significant additional research and development efforts. The Company has limited experience in conducting clinical trials for human therapeutics. In addition, the Company's potential drug candidates will be subject to the risks of failure inherent in the development of pharmaceutical products. These risks include the possibilities that no drug candidate will be found safe or effective, or will otherwise meet applicable regulatory standards or receive the necessary regulatory clearances. There can be no assurance that these drug candidates, if safe and effective, will be developed into commercially viable drugs, will be economical to manufacture or produce on a large scale, will be successfully marketed or will achieve customer acceptance.
Furthermore, the Company's potential drug candidates are subject to the risks that the proprietary rights of third parties will preclude the Company from marketing such drugs or that third parties will market superior or equivalent drugs. The failure to develop safe, commercially viable products would have a material adverse effect on the Company's business, financial condition and results of operations.

     Prior to marketing certain of its products, the Company must obtain regulatory approval from the United States Food and Drug Administration ("FDA") and/or the United States Environmental Protection Agency ("EPA"). The Company has received EPA approval of Elexa PDB; GBC-590 completed Phase I human testing with the FDA; Phase II testing of GBC-590, as well as additional Phase I testing, are scheduled to commence in the third and fourth quarters of 1999.

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

     To date, the Company's activities have consisted primarily of research, development, testing, marketing and developing channels of sales and distribution. Such activities have resulted in accumulated losses of approximately $19,475,000 (including grants of stock to employees and consultants) through the end of the Company's most recent fiscal quarter. The Company expects that it will also incur significant losses during the remainder of 1999 as a result of its continued research and significant anticipated expenditures for sales and marketing for existing commercial products and in connection with bringing additional products to market.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 1999 VERSUS JUNE 30,
1998

     Sales increased from $0 for the three months ended June 30, 1998 to $206,013 for the three months ended June 30, 1999. This increase was primarily attributable to the Company's initial shipments of its various products to individuals, retail establishments, institutions and municipalities.

     Cost of goods sold increased from $0 for the three months ended June 30, 1998 to $364,618 for the three months ended June 30, 1999. Costs of goods sold exceeded sales during the period as a result of higher costs and lack of economies of scale associated with initial manufacturing and shipping of small amounts of product.

     General and administrative expenses increased from $726,727 for the three months ended June 30, 1998 to $2,315,209 for the three months ended June 30, 1999, an increase of $1,588,482 or 218.6%. This increase was primarily attributable to an increase in number of employees and in consulting expenses associated with the Company's expansion and preparation of its products for marketing and distribution, creation of inventory and marketing expenses. The Company's headcount increased from 11 employees as of June 30, 1998 to 31 employees as of June 30, 1999. Approximately $859,700 of such 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

     Research and development costs for consultants, supplies and testing decreased from $682,374 for the three months ended June 30, 1998 to $515,006 for the three months ended June 30, 1999, a decrease of $167,368 or 24.5%. This decrease was primarily attributable to a decrease in consulting expense as a result of the discontinuance of certain licensing agreements. Approximately $86,600 of such 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

     The Company is currently reviewing the way in which consultants and certain employees are compensated to reflect a more favorable accounting treatment. If non-cash compensation expenses were excluded from the results of operations, the net loss for the three months ended June 30, 1999, would decrease from $(2,911,062) to $(1,964,745) and earnings per share for the period would increase from $(.18) to $(.12).

     Interest income increased from $36,135 for the three months ended June 30, 1998 to $77,865 for the three months ended June 30, 1999, an increase of $41,730 or 115.4%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the Company's securities during 1999.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1999 VERSUS JUNE 30,
1998

     Sales increased from $0 for the six months ended June 30, 1998 to $206,013 for the six months ended June 30, 1999. This increase was primarily attributable to the Company's initial shipments of its various products to individuals, retail establishments, institutions and municipalities.

     Cost of goods sold increased from $0 for the six months ended June 30, 1998 to $364,618 for the six months ended June 30, 1999. Costs of goods sold exceeded sales during the period as a result of higher costs and lack of economies of scale associated with initial manufacturing and shipping of small amounts of product.

     General and administrative expenses increased from $1,625,239 for the six months ended June 30, 1998 to $4,121,336 for the six months ended June 30, 1999, an increase of $2,496,097 or 153.6%. This increase was primarily attributable to an increase in salaries and consulting expenses associated with the Company's expansion and preparation of its products for marketing and distribution, creation of inventory and marketing expenses. The Company's headcount increased from 11 employees as of June 30, 1998 to 31 employees as of June 30, 1999. Approximately $1,496,000 of such 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

     Research and development costs for consultants, supplies and testing decreased from $1,276,421 for the six months ended June 30, 1998 to $914,467 for the six months ended June 30, 1999, a decrease of $361,954 or 28.4%. This decrease was primarily attributable to a decrease in consulting expense as a result of the discontinuance of certain licensing agreements. Approximately $105,400 of such 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

     The Company is currently reviewing the way in which consultants and certain employees are compensated to reflect a more favorable accounting treatment. If non-cash compensation expenses were excluded from the results of operations, net loss for the six months ended June 30, 1999, would decrease from $(5,084,407) to $(3,482,884) and earnings per share for the period would increase from $(.34) to $(.23).

     Interest income increased from $66,548 for the six months ended June 30, 1998 to $110,218 for the six months ended June 30, 1999, an increase of $43,670 or 65.6%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the Company's securities during 1999.

YEAR 2000

     The Company has reviewed all of its information systems to assess what steps, if any, are required to achieve full Year 2000 compliance. The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and our review indicates that virtually all the Company's systems are currently Year 2000 compliant. The Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year 2000 compliant.
The Company does not anticipate that it will incur material expenses to make our computer software and operating systems Year 2000 compliant. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner; however, the Company is presently in the process of developing such a plan.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $20,300,000. For the six months ended June 30, 1999, the Company's operations utilized cash of $3,723,267 primarily to fund the operating loss. The Company also invested $149,416 in fixed asset purchases related to the Company's expansion and preparation of its products for marketing and distribution. The uses of cash were offset by equity financings that resulted in net proceeds of $7,396,574 to the Company during 1999.

     As of June 30, 1999, the Company's accumulated deficit is $19,474,796 and cash balances are $6,949,284. The Company has no bank lines of credit at present. It is not known whether additional funds could be borrowed from stockholders or other sources.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Dependence on Financing

     The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, sales and marketing, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through mid 2000. There can be no assurance that the Company will be able to obtain the additional funding that it will require on acceptable terms, if at all.

Inflation and Changing Prices

     To date, the impacts of inflation and changing prices on the Company's operations have been minimal. The Company is currently testing its processes and products in the United States and various countries outside the U.S. in accordance with royalty and research agreements that are already in effect. During the research, development and testing phases of operations to satisfy regulatory requirements for the products under development, the Company expects inflationary pressures all both countries will be minimal and, hence, not have a material impact on operations.

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


                     PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the second quarter, the Company held its Annual Meeting of Stockholders. Three items were voted upon: the election of directors; the ratification of the appointment of auditors; and, the approval of an amendment of the Company's Articles of Incorporation to increase the authorized common shares from 25,000,000 to 100,000,000.

     The nominees for director were Bradley Carver, David Dube,
Theodore Host, Brian Hughes, David Platt and Richard Salter. The following table indicates the number of votes cast with respect to each candidate, the number of votes in favor, the number of votes against and the number of abstentions:

                    Total               Votes          Votes
Nominee             Votes Cast          In Favor       Against

Bradley Carver      11,889,197          11,684,672     204,525
David Dube          11,889,197          11,721,156     168,041
Theodore Host       11,889,197          11,721,166     168,031
Brian Hughes        11,889,197          11,721,166     168,031
David Platt         11,889,197          11,683,883     205,314
Richard Salter      11,889,197          11,685,758     203,439

     The appointment of Arthur Anderson LLP as auditors for the Company for the fiscal year ended December 31, 1999 was approved by a vote of 11,881,902 in favor and 7,295 against out of a total of 11,889,197 votes cast.

     The amendment of the Company's Articles of Incorporation was approved by a vote of 11,750,500 in favor and 132,537 against out of total of 11,883,037.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits filed with this Form 10-Q are:

          27        Financial Data Schedule.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 12th day of August, 1999.

                                   SAFESCIENCE, INC.
                                   (the "Registrant")

                                   BY:  /s/ Bradley J. Carver
                                        Bradley J. Carver
                                        President, Treasurer, Chief
                                        Financial Officer and a member
                                        of the Board of Directors