Form 10-Q
period 1999-09-30
SAFESCIENCE INC
filed 1999-11-15
CIK 946661

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                 ----------------------------------

                             FORM 10-Q


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES  EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: __________ to ___________.

                  ------------------------------
                  Commission file number 0-26476
                   ------------------------------

                         SAFESCIENCE, INC.
      (Exact name of Registrant as specified in its charter,)

NEVADA                                  33-0231238
(State or other jurisdiction of         (IRS Employer
 incorporation or organization)         Identification no.)

                       Park Square Building
                        31 St. James Avenue
                             8th Floor
                    Boston, Massachusetts 02116
   (Address of principal executive offices, including zip code,)

                          (617) 422-0674
       (Registrant's telephone number, including area code.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [ X ]  NO [    ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at October 30, 1999 was 16,776,570 shares.


=====================================================================

                         SAFESCIENCE, INC,
                  (A Development Stage Enterprise)

                               INDEX

                                                       Page
Part I - Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets as of
     September 30, 1999 (Unaudited)
     and December 31, 1998    .    .    .    .    .    . 3

     Consolidated Statements of Operations
     for the Three and Nine-Months Ended
     September 30, 1999 (Unaudited) and
     1998 and for the Period From
     December 8, 1992 (Inception) through
     September 30, 1999  .    .    .    .    .    .    . 5

     Consolidated Statements of Cash Flows
     for the Nine-Months Ended September 30,
     1999 (Unaudited) and 1998 and for the
     Period From December 8, 1992
     (Inception) through September 30, 1999  .    .    . 6

     Notes to Unaudited Consolidated
     Financial Statements     .    .    .    .    .    . 8-14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations  .    .    .    .    .    .    . 15-20

Signature .    .    .    .    .    .    .    .    .    . 21

                         SAFESCIENCE, INC.
                  (f/k/a IGG INTERNATIONAL, INC.)
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                               ASSETS

                                   September 30,  December 31,
                                   1999           1998
Current assets:
 Cash and cash equivalents           6,200,164      3,439,408
 Accounts receivable, net of
  allowances of approximately
  $43,000 at September 30, 1999        308,425             -
 Inventory                             326,324             -
 Prepaid expenses and other
  current assets                       169,655        112,673
                                   -----------    -----------
 Total current assets                7,004,568      3,552,081
                                   -----------    -----------
Property and equipment, net of
 accumulated depreciation              456,221        220,224
                                   -----------    -----------
Other assets:
 Notes receivable - related
  parties (Note 6)                     527,176         86,827
 Restricted cash                       108,128        108,128
 Deposits                               13,699          1,328
                                   -----------    -----------
 Total other assets                    649,003        196,283
                                   -----------    -----------
 Total assets                      $ 8,109,792    $ 3,968,588
                                   ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of capital
 lease obligation                        4,711          4,608
 Accounts payable                      596,115        246,813
 Accrued liabilities                   235,389        185,443
 Deferred revenue                       19,975         19,975
                                   -----------    -----------
 Total current liabilities             856,190        456,839
                                   -----------    -----------
Capital lease obligation,
 less current portion                    7,749         11,300
                                   -----------    -----------


 The accompanying notes are an integral part of these consolidated financial statements.


                                1-a

                         SAFESCIENCE, INC.
                  (f/k/a IGG INTERNATIONAL, INC.)
                  (A Development Stage Enterprise)

                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                               ASSETS

                                   September 30,  December 31,
                                   1999           1998
Stockholders' equity:
 Preferred stock, $.01 par value,
  5,000,000 shares authorized;
  no shares issued and outstanding          -              -
 Common stock-, $.01 par value,
  100,000,000 shares authorized
  16,776,781 shares and 14,107,216
  shares issued and outstanding
  at September 30, 1999, and
  December 31, 1998, respectively      167,768        141,072
 Additional paid-in capital         34,068,299     17,749,766
 Note receivable from issuance
  of common stock                  (3,343,750)             -
 Deficit accumulated during
  development stage (Note 6)      (23,646,464)    (14,390,389)
                                   -----------    -----------
 Total stockholders' equity         7,245,853       3,500,449
                                   -----------    -----------
 Total liabilities and
  stockholders' equity               8,109,792      3,968,588
                                   ===========    ===========


















 The accompanying notes are an integral part of these consolidated financial statements.
                                 1-b

                         SAFESCIENCE, INC.
                  (A Development stage Enterprise)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                                  Period from
                                                                  12/08/92
                                                                  (inception)
                Three-Months Ended       Nine-Months Ended        through
                September 30,            September 30,            Sept. 30,
                1999         1998        1999         1998        1999
Product sales   $   557,788  $        -  $   763,801  $        -  $    763,801
Cost of goods
  sold              485,501           -      850,119           -       850,119
                -----------  ----------- -----------  ----------- ------------
 Gross profit
  (loss)             72,287           -      (86,318)          -       (86,318)
                -----------  ----------- -----------  ----------- ------------
Operating expenses:
 General and
 administrative  2,151,573     1,002,990   5,799,399    2,686,155   14,204,519
 Sales and
  marketing        756,948        49,735   1,230,458       65,372    1,477,280
 Research and
  development    1,407,307       585,766   2,321,774    1,788,624    8,149,405
               -----------  -----------  -----------  ----------- ------------
 Total operating
  expenses       4,315,828    1,638,491    9,351,631    4,540,151   23,831,204
               -----------  -----------  -----------  -----------  -----------
Operating loss  (4,243,541)  (1,638,491)  (9,437,949)  (4,540,151) (23,917,522)
               -----------  -----------  -----------  -----------  -----------
Other income (expense):
 Interest expense    (130)        (132)        (347)        (224)     (140,451)
 Interest income   89,095       32,937      199,313       99,485       430,368
 Other expense    (17,092)          -       (17,092)          -        (18,859)
              -----------  -----------  -----------  -----------  ------------
 Total other
 income            71,873       32,805      181,874       99,261       271,058
              -----------  -----------  -----------  -----------  ------------
Net loss      $(4,171,668) $(1,605,686) $(9,256,075) $(4,440,890) $(23,646,464)
              ===========  ===========  ===========  ===========  ============
Basic and diluted
 net loss per
 common share $     (0.25) $     (0.12) $     (0.59) $     (0.35)
              ===========  ===========  ===========  ===========
Weighted average
 number of
 common shares
 outstanding   16,756,271   13,177,439   15,808,539   12,728,086
              ===========  ===========  ===========  ===========
















 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                      Period from
                                                      December 8, 1992
                                                      (Inception)
                           Nine-Months Ended          through
                           September 30,              September 30,
                           1999         1998          1999
Cash flows from operating
 activities:
 Net loss                  $(9,256,075) $ (4,440,890) $(23,646,464)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
 Operating expenses paid in
  common stock and options   2,238,272     1,223,731     6,178,541
 Depreciation and
  amortization                  86,656        25,493       207,026
 Issuance of stock for
  minority interest                 -             -        719,142

 Other                              -             -          1,767
                           -----------    ----------  ------------
 Changes in assets and liabilities:
 Accounts receivable          (308,425)           -       (308,425)
 Inventory                    (326,324)           -       (326,324)
 Prepaid expenses and
  other current assets         (56,982)      (34,781)     (167,155)
 Accounts payable              349,302       (20,640)      596,115
 Accrued liabilities            49,946       (24,496)      235,389
 Deferred revenue                   -          9,975        19,975
                           -----------    ----------  ------------
 Net cash used in
  operating activities      (7,223,630)    3,261,608   (16,490,413)
                           -----------    ----------  ------------
Cash flows from investing
 activities:
 Purchase of property and
  equipment                   (322,653)     (164,915)     (610,245)
 Loans to related parties     (441,331)           -       (417,481)
 Other assets                       -             -       (153,847)
 Repayment of related
  party loans                      978           869        42,912
 Deposits paid, net            (12,370)        5,000       (13,698)
 Net cash used in acquisition       -             -         (3,822)
 Increase (decrease) in
  restricted cash                   -         11,010       (108,128)
                           -----------    ----------   ------------
 Net cash used in investing
  activities               $  (775,376)   $ (148,036)  $ (1,264,309)
                           -----------    ----------   ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (A Development Stage Enterprise)

       CONSOLIDATED STATEMENTS OF CASH FLOWS ... continued
                            (Unaudited)

                                                          Period from
                                                          December 8, 1992
                                                          (Inception)
                               Nine-Months Ended          through
                               September 30,              September 30,
                               1999          1998         1999
Cash flows from financing
 activities:
 Proceeds from note payable           -      $   18,900   $   398,000
 Payments on note payable             -          (1,866)      (90,000)
 Payments on obligations
  under capital lease             (3,448)            -         (8,614)
 Proceed from issuance of
  common stock                 9,161,291      2,858,676    22,083,749
 Proceeds from exercise of
  warrants                     1,601,919             -      1,601,919
 Proceeds from exercise of
  common stock options                -              -            200
 Capital contributed by
  stockholders                        -              -          1,329
 Debt issuance costs                  -              -        (31,697)
                             -----------     ----------   -----------
 Net cash provided by
  financing activities        10,759,762      2,875,710    23,954,886
                             -----------     ----------   -----------
Net increase (decrease)
 in cash and cash
 equivalents                   2,760,756        (533,934)   6,200,164
Cash and cash equivalents,
 beginning balance             3,439,408       2,594,312           -
                             -----------     -----------  -----------
Cash and cash equivalents,
 ending balance              $ 6,200,164     $ 2,060,378  $ 6,200,164
                             ===========     ===========  ===========
Supplemental disclosure of
non-cash financing activities
 Conversion of notes
  payable into equity        $        -      $        -   $   310,000
                             ===========     ===========  ===========
Equipment acquired under
capital lease obligation     $        -      $        -   $    21,074
                             ===========     ===========  ===========
Note receivable from issuance
 of common stock             $ 3,343,750     $        -   $ 3,343,750
                             ===========     ===========  ===========
Supplemental disclosure
of cash flow information
 Cash paid for interest      $       347     $       224  $       849
                             ===========     ===========  ===========
 The accompanying notes are an integral part of these consolidated financial statements.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999

(1) Summary of Significant Accounting Policies

(a) Organization

  SafeScience, Inc. (f/k/a IGG International, Inc.) is a development stage enterprise originally formed for the research and development of pharmaceutical products based on carbohydrate chemistry. The Company has expanded its focus to include other pharmaceuticals, agricultural consumer, and home and garden products. The Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience
Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease; cancer and fungal infections. SafeScience
Products, Inc. focuses on developing agricultural, consumer, home and garden, and institutional applications for products that are also based upon carbohydrate chemistry and other safe technologies. These products are developed internally or licensed from or jointly developed with third parties. SafeScience, Inc., International Gene Group, Inc., and
SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

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

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999

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

(e) Cash and Cash Equivalents

The, Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at September 30, 1999 include approximately $6,092,000, which is held in a single bank, and approximately $108,000 held in investment accounts. Restricted cash represents funds held under an irrevocable standby letter of credit.
The letter of credit serves as a security for the Company's facility lease.

(f) Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset                           September 30,  Estimated
Classification                  1999           Useful Life

Motor vehicles                  $  46,100      5 years
Computer, office and
 laboratory equipment             444,609      3 - 5 years
Furniture and fixtures            170,647      7 years
Leasehold improvements              1,891      Lesser of useful life
                                ---------      or life of lease
                                  663,247
 Less: accumulated depreciation  (207,026)
                                ---------
                                $ 456,221
                                =========

(g) Research and Development

Research and development costs, which consist primarily of wages, expenses for consultants, supplies and testing, are charged to operations as incurred.


                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999

(h) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards
Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128.
Diluted weighted average shares outstanding at September 30, 1999 and 1998 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At September 30, 1999 and 1998 there are no and 215,422 warrants outstanding, respectively, and 604,924 and 104,216 stock options outstanding, respectively, with a weighted average exercise price of $9.95 and $.01, respectively.

(i) Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting
Comprehensive Income, SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive net loss is the same as net loss for all Periods presented.

j) Disclosures about Segments of an Enterprise and Significant
Customers

The Company has adopted SFAS No. 131, Disclosures About Segments of an
Enterprise and Related Information, in the fiscal year ended December
31, 1998. SFAS No. 131 establishes Standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's sales are primarily confined to only one geographic area. During the three months ended September 30, 1999 96.9 % of all sales were in the United States.
The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as two principal operating segments, household products and pharmaceuticals. Revenues and cost of revenues to date relates to household products. Expenditures are not currently tracked by segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999

(j)  Disclosures about Segments of an Enterprise and Significant
     Customers

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with
Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has not experienced significant losses related to receivables from any individual customer or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. For the nine months ended September 30, 1999, four customers represented 97% of revenues and 97% of accounts receivable. For the nine months ended September 30, 1998, there were no revenues or receivables.

(2) STOCKHOLDER'S EQUITY

(a) Private Placement Offerings

In July 1999, the Company began a new private placement of common stock. During the period from July 1, 1999 through September 30, 1999, the Company sold 216,605 shares of common stock. The price per share has been calculated for each investor based on the average fair market value of the stock for a specified period preceding the purchase date.

(b) Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Board of Directors. During the three and nine months ended September 30, 1999, the Company granted
4,043 and 485,931 options and shares and recorded charges to operations of 439,704 and $613,758 relating to those grants, respectively. During the three and nine months ended September 30, 1999, the Company issued common stock totaling 48,312 and 233,877 shares, and recorded charges to operations of $597,522 and $1,712,843 relating to these grants, respectively.

The following table summarizes all stock option activity to employees and consultants for services for the nine months ended September 30, 1999.





                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999
                                               Stock Options
                                               Weighted -
                                               Average
                                   Number      Exercise Price
                                   Of Shares   Per Share

Balance December 31, 1998          190,147     $  1.74
 Granted                           485,931       12.89
 Exercised                         (71,154)       2.58
                                   -------     -------
Balance September 30, 1999         604,924     $ 10.60
                                   =======     =======

As of September 30, 1999, the Company had committed to grant 40,000 shares of common stock upon the attainment of future milestones.

(c) Warrants Exercised

During the third quarter of 1999, warrants for the purchase of 95,608 shares of common stock were exercised at $4.75 per share. The warrant agreements contained a "net issuance" provision enabling the shareholders to perform a "cashless" exercise. Of the 95,608 warrants exercised, 81,774 were exercised under this provision, resulting in the issuance of 81,774 shares of common stock.

(3) LICENSING AGREEMENTS

The Company and Volcani Institute has agreed not to continue their research program, however, the Company has retained the right to sell licensed products under a royalty arrangement. During the nine months ended September 30, 1999, $200,000 has been charged to operations as a result of this agreement.

(4) INVENTORY

Inventory is stated at lower of cost (first-in, first-out) or market.
At September 30, 1999, Inventory is stated at lower of cost (first-in, first-out) or market. At September 30, 1999, inventory is comprised of $259,680 of raw materials and $66,644 of finished goods. There was no inventory balance at September 30, 1998.

(5) TRADE CREDITS

The Company has entered into a trade agreement with a barter company for the exchange of goods and services. This barter company purchased approximately $298,000 of product from the Company and paid for these products by issuing $298,000 of advertising credits. The company acquires media on behalf of the Company; 55% of the net cost of all media utilized by the Company is payable in cash and the remaining 45% is charged against the trade credit. As of September 30, 1999 all credits have been utilized.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999

(6) NOTES RECEIVABLE - RELATED PARTIES

During the third quarter of 1999, the Company advanced an additional
$75,000 to one of its suppliers. The outstanding principal balance accrues interest at 8.25% per annum, with interest payable quarterly in arrears commencing three months after the date of the first advance.
All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due and payable on May 14, 2001, As of September 30, 1999 the Company has advanced a total of $150,000 to the supplier.

During the third quarter of 1999, the Company advanced an additional
$200,000 to a senior executive and director. The outstanding principal balance of the note as of September 30, 1999 is $200,000 and accrues interest at 5.35% per annum, compounded semi-annually. The senior executive has pledged shares of the Company's common stock as collateral. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due 120 days from the date the senior executive sells any shares of Company stock, which under the agreement, cannot be earlier than January 1, 2000.

On June 15, 1999, the Company issued a senior executive a stock option for 250,000 shares, of common stock at an exercise price of $13.38 per share, the estimated fair market value on the date of grant. The option was exercised immediately. The Company loaned the senior executive an amount representing the entire exercise price. The principal balance of the note, which is classified in stockholder's equity as a note receivable from the issuance of common stock, is $3,343,750 and accrues interest at 4.92% per annum, compounded semi-annually. The senior executive has pledged 250,000 shares of the Company's common stock as collateral. The note is 80% non-recourse and is secured only by the pledged shares. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due on June 15, 2004.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the
Effective Date of FASB Statement No. 133, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.

                         SAFESCIENCE, INC.
                  (f/k/a IGG International, Inc.)
                  (A Development Stage Enterprise)
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999

In March 1998, the American Institute of Certified Public Accountants issued a Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The adoption of this statement did not have a material impact on the Company's financial position or consolidated results of operations.










































ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Overview

  The Company is a publicly traded "responsible science" company with activities in the areas of biotechnology and life sciences, agriculture and consumer products. The unifying principle is safety: offering safer alternatives to toxic products. The Company is attempting to build a world brand based on its own products as well as technology it has licensed from or developed with partners around the world. The
SafeScience(R) brand currently encompasses human therapeutics and agricultural products, as well as products for the consumer and institutional markets. All of the Company's products seek to achieve the highest standards of performance as well as an unequivocal environmental, health and safety profile. The brand has attracted retailers, distributors, consumers, scientists and development partners to the Company, allowing it to grow through activities such as licensing, partnering and joint ventures in research and development with like-minded institutions, corporations and individuals. It has also enabled the Company to pursue a strategy of "better than brand" positioning for its consumer products; allowing corporate partners such as supermarkets to co-brand with SafeScience to offer a qualitative difference.

  The Company operates its business through two wholly-owned subsidiaries. SafeScience Products, Inc. ("SafeScience Products") operates the agricultural, horticultural, consumer and institutional products businesses and is also responsible for the marketing and brand management of all SafeScience products. Consumer and institutional products include an innovative line of safe, industrial-strength cleaning products; chemically safe consumer household cleaning products; a home and garden care line; automotive care products; and personal care products and "nutraceuticals". Agricultural products include an EPA-approved safe fungicide and a line of nutrient fertilizers. Additional products in all areas are in various stages of testing and development. The other subsidiary, International Gene
Group, Inc. (" IGG"), develops human therapeutics. GBC-590, a complex carbohydrate glycoprotein designed to combat cancer tumors and metastasis, will begin Phase II United States Food and Drug
Administration ("FDA") clinical trials for prostate cancer, pancreatic cancer and colorectal cancer during the fourth quarter; Phase I trials have shown that the drug is well tolerated in patients. IGG has also developed a complex carbohydrate antifungal agent which is being tested in animals to inhibit Candida infections.

  As part of the Company's strategy of growth through partnering, it has began securing distributors throughout the world. At present, the Company has entered into distribution agreements with nine distributors covering more than 35 countries on six continents. These distribution arrangements cover a variety of the Company's products, from the agricultural to the consumer and commercial areas. The distribution partners are pioneering companies of varying sizes which share our mission of chemical safety and understand the power of "SafeScience" as a branding concept. In addition, in the spring of 1999 the Company entered into an arrangement with Daymon Associates, Inc., the largest corporate brand sales and marketing firm in the world, whereby Daymon would represent the Company's products to Daymon's retailing clients worldwide. Daymon has a large customer base of supermarkets, drug stores and mass merchandisers; Daymon also works with numerous chains internationally. The company has not sold products through those distributors, except Daymon as of September 30, 1999.

Results of Operations: Three Months Ended September 30, 1999 versus
September 30, 1998

  Sales increased from $0 for the three months ended September 30, 1998 to $557,788 for the three months ended September 30, 1999, This increase was primarily attributable to shipments of various household products to individuals, retail establishments, institutions, and municipalities. During the third quarter, the company commenced a new program utilizing a cobranding of SafeScience's household products with the second largest regional supermarket chain in New England.

  Cost of goods sold increased from $0 for the three months ended
September 30, 1998 to $485,501 for the three months ended September 30, 1999, This increase was attributable to the shipments referred to in the preceding paragraph. The Company was able to earn a gross Profit on sales of $ 72,287 or 13.0 % for the three months ended September 30, 1999.

  General and administrative expenses increased from $1,002,990 for the three months ended September 30, 1998 to $2,151,573 for the three months ended September 30, 1999, an increase of $1,148,583 or 114.5%.
A portion of this increase was attributable to employee related expenses as headcount increased from 15 as of September 30, 1998 to 48 as of September 30, 1999, Approximately $316,451 and $161,105 of such
1999 and 1998 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

  Marketing expenses increased from $ 49,735 for the three months ended
September 31, 1998 to $ 756,948 for the three months ended September
30, 1999, This change was due to expenses related to the introduction of the Company's new household products in the marketplace.

  Research and development costs for consultants, salaries, supplies and testing increased from $585,766 for the three months ended
September 30, 1998 to $1,407,307 for the three months ended September
30, 1999, an increase of $821,541 or 140.3%. This increase was primarily attributable to additional costs for consultants, salaries and testing for new technologies, including preparation of GBC-590 for clinical trials. Approximately $320,295 and $113,469 of such 1999 and 1998 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.





  If non-cash compensation expenses were excluded from the results of operations, the net loss for the three months ended September 30, 1999, would decrease from $(4,171,668) to $(3,534,922) and earnings per share for the period would increase from $(.25) to $(.21). For the three months ended September 30, 1998 the net loss would decrease from $(1,605,686) to $(1,331,122) and earnings per share for the period would increase for $(.12) to $(. 10).

  Interest income increased from $32,937 for the three months ended
September 30, 1998 to $89,095 for the three months ended September 30, 1999, an increase of $56,158 or 170.5%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the Company's securities during 1999.

Results of Operations: Nine Months Ended September 30,1999 versus
September 30, 1998

  Sales increased from $0 for the nine months ended September 30, 1998 to $763,801 for the nine months ended September 30, 1999. This increase was attributable to the Company's shipments of various household products to individuals, retail establishments, institutions and municipalities. During the third quarter, the company commenced a new program utilizing a cobranding of SafeScience's household products with the second largest regional supermarket chain in Now England.

  Cost of goods sold increased from $0 for the nine months ended
September 30, 1998 to $850,119 for the nine months ended September 30, 1999. This increase was attributable to the shipment of various products referred to in the preceding paragraph. Gross profit for the nine months ended September 30, 1999 resulted in a loss of $ 86,318, due to extensive start up costs. For the nine months ended September
30, 1998, the Company bad no cost or sales revenue.

  General and administrative expenses increased from $2,686,155 for the nine months ended September 30, 1998 to $5,799,399 for the nine months ended September 30, 1999, an increase of $3,113,244 or 115.9%. This increase was primarily attributable to an increase in payroll related expenses, consulting, and marketing as the Company began shipping various products. Approximately $1,812,552 and $923,522 of such 1999 and 1998 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

  Marketing expenses increased from $65,372 for the nine months ended
September 31, 1998 to $1,230,458 for the nine months ended September
30, 1999. This change was due to expenses related to the introduction of the Company's new household products in the marketplace.

  Research and development costs for consultants, supplies and testing increased from $1,788,624 for the nine months ended September 30, 1998 to $2,321,774 for the nine months ended September 30, 1999, an increase of $533,150 or 29.8%. This increase was primarily attributable to an increase in salaries and testing, which was partially offset by a decrease in licenses as a result of the discontinuance of certain licensing agreements. Approximately $425,720 and $300,209 of such 1999 and 1998 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

  If non-cash compensation expenses were excluded from the results of operations, net loss for the nine months ended September 30, 1999, would decrease from $(9,256,075) to $(7,017,803) and earnings per share for the period would increase from $(.59) to $(.45). For the nine months ended September 30, 1998 the loss would decrease from $(4,440,890) to $(3,217,159) and earnings per share would increase from $(.35) to $(.25).

  Interest income increased from $99,485 for the nine months ended
September 30, 1998 to $199,313 for the nine months ended September 30, 1999, an increase of $99,828 or 100.3%. This increase was attributable to the temporary investment of cash proceeds received from private placements of the Company's securities during 1999.

Year 2000

  The Company has reviewed all of its information systems to assess what steps, if any are required to achieve full Year 2000 compliance.
The Company relies upon microprocessor-based personal computers and commercially available applications software. These technologies have been put into service recently, and our review indicates that virtually all the Company's systems are currently Year 2000 compliant. The
Company is currently discussing Year 2000 readiness with its material supply and service vendors. To date, those vendors that have been contacted have indicated that their hardware or software is or will be Year 2000 compliant in time frames that meet the Company's requirements. However, the Company intends to continue to assess its exposure to Year 2000 noncompliance on the part of any of its material vendors and there can be no assurance that their systems will be Year
2000 compliant. The Company does not anticipate that it will incur material expenses to make its computer software and operating systems
Year 2000 compliant. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company currently does not have any contingency plan in the event Year 2000 compliance cannot be achieved in a timely manner;
however, the Company is presently in the process of developing such a plan.

Liquidity and Capital Resources

  Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately
$23,700,000. For the nine months ended September 30, 1999, the Company's operations utilized cash of approximately $7,200,000 primarily to fund the operating loss. The Company also invested
$322,653 in fixed asset purchases related to the Company's expansion and preparation of its products for marketing and distribution. The
Company has made loans to related parties totaling approximately
$440,000 during the nine months ended September 30, 1999. The uses of cash were offset by equity financing that resulted in net proceeds of approximately $10,800,000 to the Company during 1999.


  As of September 30, 1999, the Company's accumulated deficit is $23,646,464 and cash balances are $6,200,164.

Certain Factors That May Affect Future Results

  THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES
FACING SAFESCIENCE, INC. ADDITIONAL RISKS AND UNCERTAINTIES NOT
PRESENTLY KNOWN TO THE COMPANY OR THAT IT CURRENTLY DEEMS IMMATERIAL
MAY ALSO IMPAIR ITS BUSINESS OPERATIONS.

  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY'S BUSINESS,
FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY
ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF THE COMMON
STOCK COULD DECLINE.

"Development Stage" Company: Operating Losses

  Even though it began operations more than six years ago, the Company remains in the development stage. The Company has incurred approximately $23.6 million of operating losses since its inception.
Operating losses, which were $4.2 million in the last quarter, can be expected to continue for the foreseeable future. In addition, although the Company has several products which are ready for market and are in fact being sold, many proposed products require further research, development, laboratory testing, regulatory approval and/or demonstration of commercial scale manufacturing before they can be proven to be commercially viable.

Competition

  Many companies, including large pharmaceutical, chemical, biotechnology and agricultural concerns, universities and other research institutions, with financial resources and research and development staffs and facilities substantially greater than those of the Company, may develop or attempt to develop products that compete with those of the Company.

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

Government Regulations

  The investigation, manufacture and sale, of agricultural, and therapeutic products is subject to regulation and approval before marketing by the EPA and the FDA, respectively, and by comparable foreign and state agencies. While not all the Company's proposed products require regulatory approval, several products which may be successfully developed will not be able to be commercially marketed for use either in the United States or other countries unless such approval is obtained.

Inflation and Changing Prices

  To date, the impacts of inflation and changing prices on the Company's operations have been minimal. The Company is currently testing its processes and products in the United States and various countries outside the U.S. in accordance with royalty and research agreements that are already in effect. During the research, development and testing phases of operations to satisfy regulatory requirements for the products under development, the Company expects inflationary pressures in all such countries will be minimal and, hence, not have a material impact on operations.

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

Volatility of Stock Price

  The market price of the Company's common stock has been, and may continue to be, highly volatile. Moreover, the stock market in general has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies.





















                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated this day of 15th day of November, 1999.

                                SAFESCIENCE, INC.
                                (the "Registrant")

                                 BY: /s/ Bradley J. Carver,
                                     President, Treasurer, Chief
                                     Financial Officer and a member
                                     of the Board of Directors
