Form 10-K
period 1999-12-31
SAFESCIENCE INC
filed 2000-03-31
CIK 946661

                              FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999
          OR
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ________.

                   Commission file number 0-26476

                          SAFESCIENCE, INC.
         (Exact name of Company as specified in its charter)

Nevada                                  33-0231238
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)

                        Park Square Building
                   31 St. James Avenue, 8th Floor
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of common stock, as of February 29, 2000 was 16,913,748.

ITEM 1. BUSINESS

General

     SafeScience is a "responsible science" company. We have chosen a business model which spans multiple products, markets, industries and technologies, all united through a common goal exemplified in our mission "making chemical safety a lifestyle choice." We are focused on three distinct business segments: biotechnology, agricultural products, and consumer products tied together with a branding and marketing strategy. We have unified these seemingly disparate businesses by seeking to fill an important need which exists in many areas of modern life: to provide safe alternatives to products which include hazardous chemicals. This concept is embodied in the word "SafeScience," which is an idea and a lifestyle as well as a brand. Our mission is to build a comprehensive world brand that introduces chemical safety and product performance to human therapeutics and to many aspects of consumer, institutional and agricultural life.

     We began as a carbohydrate chemical company, and continue to build on carbohydrate technology. Yet SafeScience has expanded its efforts to research, develop and market products beyond carbohydrate chemistry and into many other safe and innovative technologies, and is seeking to build a world brand based on our own products as well as technology we have licensed from or developed with strategic partners. All our products seek to achieve competitive standards of performance, as well as a strong environmental, health and safety profile. The SafeScience brand currently encompasses agricultural products, as well as, products for the consumer and institutional markets.

     We believe that the SafeScience trademark is an important asset.
The mark has been registered in the United States and is in the process of registration in major markets throughout the world. It communicates our mission and identity, creating the foundation for a world brand which identifies not only products but the core principle behind them. The message of the SafeScience brand has attracted retailers, distributors, consumers, scientists and development partners to the Company, allowing it to grow through activities such as licensing, partnering and joint ventures in research and development. It has also allowed us to pursue a strategy which is novel in "corporate" or store branding: a "better-than brand" positioning. Historically, corporate or store brands have been marketed based purely on price since they are cheaper than leading brands. Co-branding with SafeScience allows a corporate brand to offer a qualitative difference, where "SafeScience" is used descriptively, not just as an identifier of origin.

SafeScience Products, Inc.

     SafeScience conducts its business through two wholly-owned subsidiaries. One subsidiary, SafeScience Products, Inc. ("SafeScience Products"), operates our consumer and institutional, agricultural, and horticultural products business. This subsidiary is also responsible for the marketing and brand management of all SafeScience products. SafeScience Products' consumer and institutional products currently for sale include an innovative line of safe, industrial-strength cleaning products, chemically safe consumer household cleaning products, a home and garden care line, and automotive care products.

     We recognized our first revenues in the second quarter of 1999 through sales of consumer cleaning and home and garden products through various retail channels. Additional products and product lines are in various stages of development. In the agricultural sector, SafeScience Products has developed and/or licensed an array of products that include a Federal EPA-approved safe fungicide and a line of nutrient fertilizers. Additional fungicide, herbicide and insecticide products are in various stages of testing and development.

International Gene Group, Inc.

     Our second subsidiary, International Gene Group, Inc. ("IGG"), develops human therapeutics. IGG has been focused on developing GBC-590, a complex carbohydrate designed to combat cancer tumors and metastasis. Phase IIA United States Food and Drug Administration ("FDA") clinical trials for GBC-590 efficacy for prostrate, pancreatic, colorectal, and liver cancer are expected to begin in 2000. IGG has also developed CAN-296, a complex carbohydrate antifungal agent, which is being tested in animals to inhibit Candida infections.

     As part of SafeScience, IGG has the opportunity to be part of a revenue-generating group in which we believe the costs of research and development (which are frequently financed by investment) may partially be offset by revenues from the non-biopharmaceutical side of the business. At the same time, we believe that SafeScience Products' consumer products business can benefit from its affiliation with a company that is engaged in important scientific research validating it as a health/science oriented company, not simply a marketing organization.

Business Strategy

     We have developed our products through internal research and development, as well as, through licensing arrangements. This approach has allowed us to gain access to a significantly wider array of products than we would have been able to develop internally.

     Our current strategy is focused on gaining a strong foothold in markets for our cleaning products and to commence marketing efforts of our agricultural and additional home and garden products for the 2000 season.

     In connection with this strategy, we have retained Daymon Associates, a leading corporate branding and retail sales company, to represent our consumer cleaning products to its retailing clients internationally. Daymon Associates has a large customer base of supermarkets, drug stores and mass merchandisers and works with numerous chains internationally. Our alliance with Daymon Associates provides our products access to major supermarkets, mass merchandisers, drug chains, wholesale clubs and food services stores, on both a national and international level, thus allowing the SafeScience brand a broader range of exposure than would have been possible had we attempted to approach retailers on our own.

     We have begun efforts to penetrate specific sectors of the institutional market that seemed particularly appropriate for SafeScience cleaning products, targeting large wholesalers that distribute to restaurants, prisons, hospitals, schools, hotels and office buildings.

     We use our Web Site not just as a channel to sell our products, but also as a marketplace of ideas and information about chemical safety in which we can share our mission with more people.

     While SafeScience Products is bringing products to market in the consumer and institutional arenas, IGG, our subsidiary for human therapeutics, has completed Phase I of human trials in the FDA approval process for GBC-590. We plan to commence various human Phase II trials in 2000 for testing on prostate, pancreatic, colorectal and liver cancers. Our near-term objectives as follows: to begin to build sales and revenues for our consumer products; to continue to expand our product lines by internal research and development, partnering and licensing; and to proceed through the various phases of FDA trials for our therapeutic products.

Products

SafeScience Products

     The business of SafeScience Products may be divided into three broad categories: consumer products, commercial products and agricultural products. All three categories of products are sold under the SafeScience(R) brand name. The agricultural products expected, subject to various regulatory approvals, to begin sales in 2000 include a fungicide known as Elexa Plant Defense Booster (PDB), and a line of primary and secondary plant nutrients. Products in development include an organically-based fungicide and outdoor and indoor bioinsecticides. The Company's consumer products include a line of chemically safe consumer household cleaning products and a home and garden care line.
The commercial product line presently consists of chemically-safe, cleaning products.

     Consumer Cleaning Products. We believe that the issue of chemical safety cannot be addressed in a meaningful way with a single product or even a single technology. From the consumer's perspective, chemical safety must be a lifestyle choice if it is to have a material impact on health. As the success of natural-food supermarkets has demonstrated, a key to consumers' adopting a new lifestyle is a "one-stop shopping" approach.

     We envision the SafeScience brand as one for which consumers can identify a wide range of products that fit the core value of chemical safety. Our goal is to build a product line to be offered to all consumers through multiple retail channels that ultimately can supply chemically safe products for many consumer needs, which perform as well as leading brands and are competitively priced. This inclusive business model is designed to bring together the resources of numerous technologies and products, so as to build the SafeScience brand into a true lifestyle choice.

     We have addressed the problems concerning indoor environments with a line of chemically safe cleaning products which have been shown to work as well as the leading brands in independent laboratory testing. SafeScience Healthy Cleaners are household cleaning products that offer leading-brand performance without the associated chemical hazards to human health or the environment. They are the result of many years of research, formulation, testing and use in industrial, institutional and municipal settings. SafeScience cleaners are based on advanced surfactant technologies rather than harsh chemical solvents such as chlorine, ammonia and petroleum distillates. Surfactants are molecules that encapsulate dirt, reducing its adherence to surfaces so that it can be removed easily. Alternative solvents chemically dissolve substances and are harsh. Our cleaners contain a balanced blend of surfactants to address both safety and performance. Products include an All-Purpose Cleaner, Bathroom Cleaner, Window Cleaner, Floor Cleaner, Dish Liquid, Laundry Liquid, Shower Mist, Kitchen Cleaner and Exterior Cleaner. These products, which we have licensed, are presently available for sale.

     Commercial Cleaning Products. The commercial cleaning market represents a significant opportunity for SafeScience. From hospitals to schools to office buildings, administrators have become sensitive to demands for clean indoor air. A growing body of evidence links a wide range of previously unidentified ailments, now referred to as Multiple Chemical Sensitivity ("MCS") and Sick Building Syndrome ("SBS"), to poor air quality in buildings. We are addressing the critical issue of indoor environments with a line of chemically-safe institutional cleaning products.

     The causes of sick buildings are numerous, ranging from poor ventilation and the presence of mites or fungal spores in older buildings, to chemicals off-gassed by office furniture, carpets and equipment which can be particularly concentrated inside new, airtight buildings. Cleaning products are now recognized as major contributors of indoor air pollutants. The EPA reports that "cleaning agents may emit volatile organic compounds ( VOC's). Research shows that some VOCs can cause chronic and acute health effects at high concentrations, and some are known carcinogens." Our commercial cleaning products are industrial-strength cleaning concentrates that offer the performance of the leading brands, without the harsh chemicals, thus providing a non-hazardous alternative to petroleum-distillate based, chlorinated, caustic or high-VOC content products.

     We are focusing our marketing efforts on wholesalers who sell to specific industries including restaurants, prisons, hospitals, schools, hotels and office buildings. We particularly focused on the hospital industry, which has recently been targeted by the EPA as a major source of pollution. Mercury, in particular, has been marked as a problem, with the EPA citing the fact that three grams of mercury is enough to pollute a 60 acre lake. Sources of mercury in hospitals extend beyond thermometers and include many standard cleaning products that have been recently found to be contaminated with significant amounts of mercury.
To address this concern, we have tested our commercial cleaning products at a major hospital. Those test results showed our products to be mercury free.

     Under the banner of the "SafeScience Environment," we are also reaching out to hotels, schools and office buildings such as the first "SafeScience Building," a 500,000-square-foot office building in Houston, Texas which is cleaning with SafeScience products on a trial basis. We are in discussion with several other municipalities and institutions, including a significant building management company. Some of these organizations have already begun ordering SafeScience products.

     Some of the major benefits of our products are their competitive performance, their non-corrosive and non-abrasive qualities, and the fact that they are not hazardous to human health and are biodegradable. These products have been tested and used by a major U.S. airline, metropolitan mass transit systems, schools, hospitals and the U.S. Armed Forces, among others under a licensor's trade name. Sales under the SafeScience brand name began in the second quarter of 1999.

     Agricultural Products. We are attempting to decrease reliance on toxic agricultural chemicals. Our principal agricultural product, Elexa PDB, is designed to improve a plant's natural ability to resist disease. Unlike traditional fungicides (i.e., chemicals which are toxins that function as agents to kill fungus directly) our lead fungicide product, Elexa, contains carbohydrate compounds, or natural complex "sugars," that are known to have low toxicity and little impact on the environment.

     Our lead agricultural product, Elexa PDB, has been designed to inhibit the penetration and development of fungal pathogens in a variety of plants, including many important agricultural crops. In 1998 and 1999, Elexa PDB was tested in over 40 domestic and international field trials at several leading agricultural universities, at independent professional testing sites and through our overseas distributors. These trials showed that Elexa PDB is effective in grapes, cucumbers and strawberries in eliciting the plant's own defenses against a variety of commercially significant diseases such as powdery mildew, downy mildew and gray mold. In 1999, Elexa PDB testing expanded to include melons, potatoes, lettuce, strawberries, grapes, cucumbers, apples, zucchini and roses under both field and greenhouse conditions.


     Elexa PDB 1% formulation has been approved by the United States Environment Protection Agency, ("EPA"). However, we are still awaiting approval by both EPA and certain state pesticide regulatory agencies for the Elexa PDB 4% formulation. Subject to obtaining such approvals, we expect that sales of Elexa PDB may begin in the second quarter of 2000. Other agricultural products are in various stages of testing.

     Home and Garden Products. We intend to sell a unique fertilizer delivery granule for lawn, garden and shrub care in both the consumer and agricultural markets. These granular fertilizer products include All-Purpose Garden, Acid Care, Fruit & Flower and Healthy Lawn. These granular fertilizers use technology in which nutrients are embedded within cellulose fiber granules that are biodegradable and facilitate the controlled release of nutrients to the plant or grass. The timed-release nitrogen formula promotes efficient plant uptake, minimizing the leaching of nitrogen into groundwater. The essential micronutrients, bioavailable potassium and specially processed humate also serve as an energy source for beneficial soil microorganisms. Field trials have been conducted and are continuing in the U.S. on grass. We expect to market several of these products for the growing season 2000.
International Gene Group

     Theoretical Background. Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher. While nucleic acids and proteins were previously recognized as the major classes of biological materials involved in cell recognition, it has recently been theorized (though not scientifically established) that carbohydrates play a role as well. The majority of a cell's surface components contain carbohydrate structures on the cell, which change characteristics as the cell develops, differentiates and sickens.

     It is contended that cell adhesion plays a key role in non-bacterial diseases, cancer and cancer metastasis. Metastasis is the process by which cancer cells spread throughout the body, beginning at the primary tumor. The spread of the cancer cells throughout the body is the main cause of death for cancer patients. These cells, once circulating in the bloodstream after their detachment from the primary tumor, must adhere to new cells in other parts of the body in order to proliferate to form new tumor colonies. Malignant cells may thus recruit the very adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. We thus believe that drugs, which inhibit this process of adhesion, may therefore inhibit metastasis although this theory has not been scientifically established.

     Complex Carbohydrate Substance (GBC-590). GBC-590 may offer a novel approach to controlling the progression of cancer, by disrupting the cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. The GBC-590 compound acts as a "molecular decoy" by recognizing specific substances called "lectins" on cancer cells, attaching itself to the lectins and preventing those cells from aggregating. GBC-590 may thus prevent or even reverse metastasis, while the body's immune system destroys the individual cancer cells marked with the carbohydrate molecule.

     Phase I clinical trials of GBC-590, at the MD Anderson Cancer Center in Houston, Texas and at Pennsylvania Oncology and Hematology Associates, an affiliate of the University of Pennsylvania - School of Medicine in Philadelphia, Pennsylvania, were completed in 1999. Phase I is intended to assess toxicity; GBC-590 was well tolerated in patients.

     There can be no assurances at present that injection with GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans. Phase II studies of GBC-590 are scheduled to commence at the MD Anderson Cancer Center in Houston, Texas, Beth Israel/Deaconess Hospital and Dana Farber Cancer Institute in Boston, Massachusetts, the University of Chicago Pritzker School of Medicine in Chicago, Illinois and Christiana Healthcare, in Wilmington, Delaware subject to IRB approval, in 2000.

     CAN-296. CAN-296 is an anti-fungal agent derived from a naturally occurring complex carbohydrate, designed for treatment of Candida and Apsergillus infections. Candida, a common fungal disease, can take on two forms: deep-seated infections which can be fatal and superficial infections such as athlete's foot, skin infections and vaginitis. The former systemic Candida, as well as, Apsergillus infections are prevalent in immuno-suppressed patients including individuals undergoing cancer chemotherapy, and AIDS, leukemia and severe/progressed diabetes patients, as well as patients undergoing transplant surgery.


     Current therapies for Candida have been in the marketplace for more than 20 years and, when administered systemically, can have serious side effects. Despite substantial advances in patient care, there remains a 30-40% mortality rate from Candida in immuno-suppressed patients, and many strains of Candida have developed resistance to current anti-fungal agents.

     CAN-296 has been tested in vitro against many Candida pathogenic isolates including resistant strains and demonstrated superior efficacy. It killed or inhibited many fungal strains at concentrations lower than one microgram per milliliter. We may file an Investigational New Drug application ("IND") with the FDA during 2000. There are no assurances that application of CAN-296 will prove effective in reducing or eliminating Candida infection in humans, and there have been no clinical studies or tests conducted to prove such an effect.

Manufacturing

     We have established manufacturing and distribution relationships with several firms, that we believe will provide the capability to meet our anticipated requirements for the foreseeable future. Certain products under license from third parties are manufactured by the licensors, helping to ensure that the proper attributes are conveyed directly to the end products. We audit our contract-manufacturing firms for process capability, management control and for the capacity to scale-up production in the event that larger volumes of product are needed. Materials and components are selectively sourced from suppliers nationally. We have good working relationships with all our manufacturing associates and suppliers.

Government Regulation

     Certain of our activities are subject to extensive federal and local laws and regulations controlling the development, testing, manufacture and distribution of pesticide and pharmaceutical products. The pharmaceutical products of our IGG subsidiary are subject to regulation as therapeutics by FDA, while many of our agricultural and home and garden products are regulated as fungicides, insecticides or herbicides by the EPA and other Federal and state regulatory agencies. In addition, our products may also be subject to varying degrees of regulation by a number of foreign governmental agencies. Compliance with FDA and EPA regulations often results in substantial costs relating to laboratory and clinical testing of new products, for the preparation and filing of documents in required formats and for other testing. Moreover, there are no assurances that we will receive the approvals necessary to commercially market our products.

Food and Drug Administration Regulation

     The FDA approval process consists of four steps that all new drugs, antibiotics and biologicals must follow. These steps are:

     1.  investigational new drug application
     2.  clinical trials
     3.  new drug application (review and approval)
     4.  post-marketing surveys

     In 1993 the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures are intended to expedite the approval process for patients suffering from terminal illness, if the drugs subject to approval provide a therapeutic advantage over existing treatment. We believe that GBC-590 may fall under the FDA guidelines for accelerated approval, since they are targeted as potential treatments for cancer metastasis and primary tumors, although there can be no assurance that they will be subject to such accelerated approval standards.

     Human clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of a drug, by determining the drug's toxicity. Typically oncology related Phase 1 trials involve 20-40 patients, taking one to two years to complete. Phase I has been completed for GBC-590.

     Assuming the results of Phase I testing present no toxicity or unacceptable safety problems, Phase II trials may begin. The primary objective of this stage of clinical testing is to determine whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and could involve 200 or more patients for each type of disease or illness tested. These studies are randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. A number of patients with the disease or illness will receive the treatment while a control group will receive a placebo. We intend to begin Phase II trials for GBC-590 in prostate, pancreatic, colorectal and liver cancer in 2000.

     The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. Phase III trials involve hundreds of people with the objective of expanding on the research carried out in Phase II. Among the objectives of Phase III trial are to determine optimum dosage rates and schedules, to discover less common or even rare side effects and adverse reactions, and to generate information that will be incorporated into the drug's labeling and the FDA-approved guidelines to physicians and others about how properly to use the drug. The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission and approval. In this step, all the information generated by the clinical trials will be submitted for review and, if successful, the drug will be approved for marketing.

     The final step of the FDA approval process is the random surveillance or surveys of patients being treated with the drug to determine its long-term effects. This step has no effect on the marketing of the drug unless toxic conditions arise. The time required to complete all four of these steps averages seven years, but can take significantly longer. There is no assurance that the Company will ever receive FDA approval of any of its products.

Environmental Protection Agency Approval

     Our subsidiary, SafeScience Products, is required to obtain the approval of the EPA before beginning to sell products which constitute fungicides, insecticides or herbicides.

     The EPA approval process begins with the design and initiation of tests to determine the chemistry of the compound being submitted and its toxicity in animals. In addition, the manufacturing procedures must be clearly defined and submitted with the registration. Once the EPA approval process begins, it typically takes 12 to 14 months for approval of safer biological products. The EPA regulatory process for the first generation (1%) Elexa PDB has been completed. The Federal EPA and state regulatory approvals for a new 4% formulation of Elexa PDB are pending. The Company applied for California environmental protection agency registration for both the original and new formulation during the second half of 1999 and we are still awaiting California State approval. The Company will also seek to register its products with other state regulatory agencies.

     The process of obtaining EPA approval for certain other products now in development has already commenced. An application is currently being pursued for the microbial agent BB447 as an alternative to the conventional use of toxic chemicals to kill ants and cockroaches. Our nutrient and fertilizer products for the agricultural and home and garden markets do not require EPA approval.

     The Company intends to pursue approvals to the extent required by foreign environmental protection agencies.

Marketing and Distribution

     The name "SafeScience" is an important asset. It is not only a brand name but also a statement of our philosophy. It has also served as the thesis of our marketing strategy, tying together a variety of products in a cross-section of categories. Our products will be marketed under the brand name "SafeScience," as well as various co-branded and private labels, in the United States. Our packaging communicates the products' performance and nontoxic profile. We have either registered or are in the process of registering the trademark SafeScience in all our targeted U.S. and foreign markets.

Our Marketing Efforts are Focused in Several Areas

     Consumer Products. An important relationship is with Daymon Associates, a leading corporate branding and retail sales company. Daymon Associates is introducing our consumer cleaning product line to its client base of supermarkets, mass merchandisers and drugstores as a "better brand" that offers leading-brand performance and chemical safety at a competitive, corporate brand price. We intend to use Daymon Associates for our other consumer product categories as they may be introduced.

     A significant milestone of our marketing efforts has been our program with Shaw's Supermarkets of New England. On September 13, 1999, we announced a program with Shaw's to co-brand eight household cleaning products under Shaw's Own Label program. They lead the supermarket industry in sales of private label products, at 40% of total sales. The "Shaw's SafeScience" cleaners represent the first time Shaw's has ever offered co-branded products.

     Our relationships with Daymon Associates and Shaw's are two examples of the acceptance of "SafeScience" as a retail branding concept. We hope to expand our market penetration through additional alliances and judicious use of our brand.

     Institutional Products. We are marketing our institutional cleaning products through distributors as well as directly to building maintenance businesses, state departments, municipalities, schools, prisons and merchants.

     Agriculture. We are marketing our commercial agricultural products both domestically and in foreign markets. We have established a network of independent distributors in over 25 countries throughout the world. These distributors recognize the combined business and social value of SafeScience and are committed to advancing economic, environmental and health benefits in their nations and worldwide. We anticipate that commercial sales may begin in 2000 for several of our agricultural products.

     Home & Garden. We are marketing our consumer home and garden products through retailers such as home and garden centers, hardware stores and mass merchandisers, as well as over the Internet. We hope to continue to generate awareness of these products, the first of which we commenced advertisements for on television, radio, print media and trade journals in early 1999.

The Internet. The Internet provides us with an international online audience that is self-selected for its interest in ideas concerning chemical and environmental safety. It allows potential partners throughout the world with ideas, information and products to contact us. We can be found at http://www.safescience.com.

Competition

     Our products will encounter significant competition from firms currently engaged in the pharmaceutical, biotechnology, agrochemical and consumer products industries. The majority of these companies will be substantially larger than the Company, and have substantially greater resources and longer operating histories.

Product Liability

     Because the Company's products are used in a wide variety of applications including human therapeutic, household or industrial cleaning and agricultural commodities including food products, the Company may be exposed to significant product liability claims. The Company has purchased product liability insurance for all its products, which it believes is adequate; however, there can be no assurance that available amounts of coverage will be sufficient adequately to protect the Company in the event of a successful product liability claim.

Patent Status and Protection of Proprietary Technology

     We own or license proprietary rights with respect to many of our products. Some of the products we have either developed in house or licensed from others have been issued patents, and many other product patents are pending. We are continuing to pursue these patents; however, there can be no assurance that our products or our technology will be granted patent protection, or will not infringe on patents owned by others. A patent has been granted on a compound which is similar to GBC-590, the claims of which conflict with certain claims in the GBC-590 patent application. The GBC-590 patent application is pending at the U.
S. Patent and Trademark Office and based upon the claims of this application the Company expects to receive a patent.

     Dr. David Platt, our Chairman and CEO as well as a Director, has granted our IGG subsidiary an exclusive, world-wide license, including the right to sublicense, for all products covered by patents, (if and when granted) or patent applications that he has developed (including GBC-590). IGG is responsible for payment of all costs connected with obtaining and maintaining the patents. In the case of GBC-590, Dr. Platt is entitled to a royalty of 2% of all net sales. See "Certain Relationships and Related Transactions" below.

     To the extent that the Company currently relies upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. We believe our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our business, financial condition and results of operation. There is no assurance that any patents will ever be granted on our unpatented intellectual property.

Uncertainties Associated with Research and Development Activities

     The Company intends to continue its research and development activities on its human therapeutic products and those of its other products which are not presently ready for market and are in various stages of development. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives although the costs of these activities will be significant. If research and development requires more funding than anticipated, the Company will have to achieve the necessary levels of sales to continue to support research and development expenses, will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Dependence Upon Key Personnel

     The Company relies greatly in its efforts on the services and expertise of its current senior officers: David Platt, Ph.D., CEO, Secretary and Chairman of the Board of the Company; Bradley J. Carver, President, Treasurer and a member of the Board of Directors; Richard A. Salter, Senior Vice President of the Company and a member of the Board of Directors. The operation and future success of the Company would be adversely affected in the event that Dr. Platt, Mr. Carver or Mr. Salter was incapacitated or the Company was otherwise to lose their services.

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

Employees

     At December 31, 1999 we had approximately 53 employees on a full-time basis and also employed several part-time workers. Our full-time employment roster grew by 37 employees since January 1, 1999 and we may hire additional full-time and/or part-time employees, as well as consultants and other professionals, as necessary to support the growth of our business.

ITEM 2. PROPERTIES.
     Our offices are located at the Park Square Building, 8th Floor, 31 St. James Avenue, Boston, Massachusetts 02116. We lease a total of 11,300 square feet of office space, which we anticipate will be adequate for our space requirements for the foreseeable future. In addition to our leased space in Boston, we are conducting research at various facilities on a contract or license basis.


ITEM 3. LEGAL PROCEEDINGS.

     There is no outstanding material litigation against the Company. The Company is aware of potential litigation threatened by Agrogene Ltd. but does not believe this threatened litigation represents a material threat to the Company's operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 29, 1999 the Company held its Annual Meeting of
Stockholders. Three items were voted upon: the election of directors; the ratification of the appointment of auditors and Amendment of the Articles of Incorporation.

     The nominees for director were Bradley J. Carver, David Platt, David Dube, Richard A. Salter Theodore J. Host, and Brian G. R. Hughes. The following table indicates the number of votes cast with respect to each candidate, the number of votes in favor, the number of votes against, and the number of abstentions:

                         Total               Votes          Votes
Nominee                  Votes Cast          In Favor       Against

Bradley J. Carver        11,889,197          11,684,672     204,525
David Platt              11,889,197          11,683,883     205,314
David Dube               11,889,197          11,721,156     168,041
Richard A. Salter        11,889,197          11,685,758     203,439
Theodore J.  Host        11,889,197          11,721,166     168,031
Brian G. R. Hughes       11,889,197          11,721,166     168,031

     The appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ended December 31, 1999 was approved by a vote of 11,881,902 in favor and 7,295 against out of a total of 11,889,197 votes cast.

     The amendment of the Articles of Incorporation to increase the authorized common shares from 25,000,000 to 100,000,000 was approved by a vote of 11,750,500 in favor and 132,537 against out of a total of 11,883,037 votes cast.

OFFICERS OF THE REGISTRANT

     The officers of the Company are as follows:

     Name                Age  Position
David Platt, Ph.D        46   Chief Executive Officer, Secretary and
                              Chairman

Bradley J. Carver        38   President, Treasurer and Director

John W. Burns            54   Chief Financial Officer

Richard A. Salter        57   Senior Vice President and Director

Louis J. Riceberg, Ph.D. 53   Senior Vice President, Strategic
                              Development

Kenneth J. Smaha         52   Chief Operating Officer

     The Company's officers are elected by the Board of Directors at the annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

     Dr. Platt, the Chief Executive Officer, Secretary and Chairman of the Board of Directors, co-founded the business of the Company. Prior to his involvement with the Company, from January 1991 to November 1992, Dr. Platt was a research scientist with the Department of Internal Medicine at the University of Michigan, Ann Arbor, Michigan and from October 1989 to November 1991, Dr. Platt was a research fellow with Dr. A. Raz at the Michigan Cancer Foundation, Detroit, Michigan. From January 1989 to August 1989, Dr. Platt was a research fellow under Dr. M. Wilcheck, Weizmann Institute of Science, Rehovot, Israel. Dr. Platt received a Doctor of Philosophy degree, Masters of Science degree, and Bachelor of Science degree from the Hebrew University of Jerusalem, Israel and a Bachelor of Engineering degree from Technion, Haifa, Israel.

     Mr. Carver, the President, Treasurer and a member of the Board of Directors of the Company, co-founded the business of the Company. From June 1992 to October 1994, Mr. Carver was a consultant with Cyrowski and Associates, which is engaged in the business of commercial real estate. From March 1991 to October 1994, Mr. Carver was a consultant with Circuit Master, Inc., an electronics design and engineering firm engaged in the production of audio power amplifiers. From January 1991 to September 1993, Mr. Carver was a consultant with EPI Medical Products, a company engaged in the production and licensing of a patented device for disposal of hazardous medical waste and surgical products, and a consultant with Capital Networks, Inc., a consulting firm for small business. From January 1989 to March 1991, Mr. Carver was a consultant with American/SCI and Lincoln Technical Services, Inc., a company engaged in the selection and management of engineers for automotive clients. From December 1988 to December 1990, Mr. Carver was the founder of Carver Nutritional Products, which was engaged in production and sale of sports nutrition products sold to professional and college sports teams. Mr. Carver received a Bachelor of Arts degree in Management from Michigan State University.

     Mr. Burns has been the Company's Chief Financial Officer since January 2000. Prior thereto, Mr. Burns was the CFO/Senior Vice President, Finance & Business Operations for South Shore Hospital, a regional healthcare services provider based in South Weymouth, MA, from 1993 to 1999. From 1989 to 1992, Mr. Burns was the Vice President/Treasurer and a subsidiary CFO/Vice President, Finance for Eastern Enterprises, a NYSE company engaged in energy and marine transportation. Mr. Burns has also held corporate finance and treasury positions with Allied-Signal, Citicorp Investment Bank, and International Paper. Mr. Burns holds an MBA in Finance from New York University and a Ph.D. in Mathematics from Stevens Institute of Technology.

     Mr. Salter has been the Company's Executive Vice President since January 1998. Prior thereto, Mr. Salter was the Company's Vice President
- Corporate Development from June 1997 through January 1998 and served the Company as a consultant from June 1996 through July 1997. From 1989 through 1996 Mr. Salter rendered consulting services in the areas of sales and marketing to a variety of small businesses and companies. From 1971 to 1989, Mr. Salter was co-founder and Senior Vice President of International Weekends, a travel and leisure company, which was sold to The Interface Group. Mr. Salter received a Bachelor of Arts from the University of Michigan and is a graduate of the Boston University School of Law.

     Dr. Riceberg has been the Company's Senior Vice President for Strategic Development since November 1999. Prior thereto, Dr. Riceberg was employed with Corning Medical, Ciba Corning Diagnostics, Chiron Diagnostics from 1979 through 1999. From 1998-1999, Dr. Riceberg served as Vice President, Research and R&D Portfolio Management of Chiron Diagnostics. From 1996-1998 Dr. Riceberg served as Vice President, Business Integration and from 1994-1996 he served as Vice President, Strategic Planning of Chiron Diagnostics. Dr. Riceberg has a B.A. in Biology and a Ph.D. in biochemistry from Brandeis University.

     Mr. Smaha has been the Company's Chief Operating Officer since November 1999. Prior thereto, Mr. Smaha was Executive Vice President of Webster Industries, a private label manufacturer of consumer and institutional plastic products, and a division of Chelsea Industries, Inc., from 1995 through 1999. From 1989 through 1995, Mr. Smaha was Senior Vice President and CFO of Webster Industries. Mr. Smaha has a B.S. in Finance and Accounting from the University of Maine, Orono, and an MBA from Babson College.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
          MATTERS.

(a)  Market Information

     In May 1998, the Company's securities became traded on the NASDAQ (Small Cap) market under the symbol SAFS. Prior thereto, the Company's securities were traded over-the-counter by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low bid of Company's common stock during 1998 and 1999:

QUARTER ENDED                      BID
                              High      Low
1998
     March 31                 5         3 1/2
     June 30                  7 3/8     4
     September 30             6 7/32    2 7/8
     December 31              7 13/16   4 1/4
1999
     March 31                 9 5/8     4 5/8
     June 30                  23 1/2    9 1/2
     September 30             28 15/16  14 1/8
     December 31              20 5/8    11 9/16

(b)  Holders

     As of December 31, 1999, the Company had 496 holders of record of its common stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 7,000.

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

(d) Sales of Unregistered Securities

     Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company during the year ended December 31, 1999. Further included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

1. From January 1999 to June 1999, the Company issued an aggregate of 1,399,101 shares of Common Stock to 38 accredited investors fro $4.50 per share or an aggregate purchase price of $6,280,959.

2. From June 1999 to September 1999, the Company issued an aggregate of 216,605 shares of Common Stock to 34 accredited investors for $15.24 per share or an aggregate purchase price of $3,300,401.

3. On June 15, 1999, the Company issued an aggregate of 250,000 shares of Common Stock to Richard A. Salter, its Senior Vice President, for $13.375 per share or an aggregate purchase price of $3,343,750. These shares were issued in connection with an employment agreement.

4. On June 24, 1999, the Company issued an aggregate of 307,500 shares of Common Stock to 22 accredited investors for $3.50 per share or an aggregate purchase price of $1,076,250. These shares represent an exercise of warrants.

5. From June 1999 to December 31, 1999, the Company issued an aggregate of 237,896 shares of Common Stock to 45 accredited investors for an aggregate purchase price of $741,580. These shares represent an exercise of warrants.

6. From January 1999 to July 1999, the Company issued 17,500 shares of Common Stock to Richard A. Salter, its Senior Vice President, for $0.01 per share, or an aggregate purchase price of $175.

7. In 1999, the Company issued 2, 273 shares of Common Stock to its employees, for $0.01 per share, or an aggregate purchase price of $228.

8. In 1999,the Company issued 56,603 shares of Common Stock to six consultants, for $0.01 per share, or an aggregate purchase price of $566.

     No underwriters were used in connection with these sales and issuance. The sales and issuance of these securities were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and the rules and regulations thereunder on the basis that the transaction did not involve a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.


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

                                   As of December 31,
                 1999          1998         1997         1996        1995
Balance Sheet Data:
Cash and Cash
 Equivalents     $  3,377,067  $ 3,439,408  $ 2,594,312  $   444,661 $ 250,490
Working Capital     3,218,195    3,095,242    2,180,775      272,315   289,948
Total Assets        5,670,245    3,968,588    2,906,737      488,839   308,337
Stockholders' Equity
 (Deficit)          4,521,117    3,500,449    2,443,120      298,091  (270,941)

Statement of Operations Data:
Revenue          $  1,368,513  $        -   $        -    $       -  $      -
Cost of Goods Sold  1,410,731           -            -            -         -
                 ------------  -----------  -----------   ---------- ---------
Gross Margin (Loss)   (42,218)          -            -            -         -

General and Administrative
 Expenses           6,500,041    4,339,093    2,428,072    1,118,125   492,326
 Marketing Expenses 3,194,589       81,793           -            -         -
 Research and
  Development
  Expenses          2,910,299    2,174,400    2,390,021    1,095,027   154,495
                 ------------  -----------  -----------  ----------- ---------
Operating Loss    (12,648,147)  (6,595,286)  (4,818,093)  (2,213,152) (646,821)
                 ------------  -----------  -----------  ----------- ---------
Other Income (Expense)
 Interest expense      (8,063)        (392)          -      (103,517)  (35,970)
 Interest income      353,492      122,173       83,618       18,289     6,958
 Loss on disposal
  of assets                -            -            -        (1,767)       -
                 ------------  -----------  -----------  ----------- ---------
Total other income
 (expense)            345,429      121,781       83,618      (86,995)  (29,012)
                 ------------  -----------  -----------  ----------- ---------
Net Loss         $(12,301,718) $(6,473,505) $(4,734,475) $(2,300,147)$(675,833)
                 ============  ===========  ===========  =========== =========
Basic and
 Diluted Net
 Loss per Share $      (0.77)  $     (0.50) $     (0.43) $    (0.26) $   (0.09)
                ============   =========== ============ ===========  =========
Number of Weighted Average
Shares            16,060,783    13,000,259   11,022,577   8,700,146  7,290,615
               =============   ===========  =========== ===========  =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations: December 31, 1999 versus December 31, 1998

     Revenues increased from $0 for the year ended December 31, 1998 to $1,368,513 for the year ended December 31, 1999 and consisted of sales of the Company's household products. During 1999 the Company commenced a new program utilizing co-branding of its household products with the second largest regional supermarket chain in New England. In addition, the Company introduced a private label line of products with a major pharmacy chain in the U.S. The Company also sold products through its participation in a barter for advertising media program.

     Cost of goods sold for the year ended December 31, 1999 was $1,410,731, compared to $0 in 1998. Cost exceeded revenues for the period by $42,218. The increase was primarily due to freight and warehousing costs of $126,177 associated with operations of a warehouse to service local accounts, delivery of sample product to potential customers and representatives, and additional freight expense incurred in shipping less than truckload quantities to distant warehouse locations. Start-up costs for new products were significantly affected by expedited production to meet delivery schedules.

     General and administrative expenses increased to $6,500,041 for the year ended December 31, 1999 from $4,339,093 for the year ended December 31, 1998, an increase of $2,160,948 or 49.8%. This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses resulting from the Company's new product lines, including an increase in the number of employees and increased travel expenses due to the Company's efforts to expand its distribution network. Non-cash compensation to various consultants and advisors of $2,618,257 in 1999 and $1,713,918 in 1998 resulted from the issuance of stock grants; stock options and warrants to purchase common stock.

     Sales and marketing expenses increased $3,112,796 from $81,793 for the year ended December 31, 1998 to $3,194,589 for the year ended December 31, 1999. Advertising and promotion expenses totaled $ 1,255,795 for the year ended December 31, 1999. This includes amounts expended on a multi-media advertising campaign that introduced the Company's entire line of products as well as assisted the promotional activities of two major customers. In addition, during 1999 the Company built a marketing staff of experienced managers in consumer, industrial and agricultural products. Sales and marketing employees increased from 4 in 1998 to 22 employees who were directly involved in marketing, promotion and customer support.

     Research and development expenses increased to $2,910,299 for the year ended December 31, 1999 from $2,174,400 for the year ended December 31, 1998, an increase of $735,899 or 33.8%. This increase was principally attributable to the Company's ongoing research activities on GBC-590, its lead pharmaceutical compound. Included in research and development costs are $197,143 in 1999 and $285,294 in 1998 of non-cash compensation resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

     Interest income increased to $353,492 for the year ended December 31, 1999 from $122,173 for the year ended December 31, 1998, an increase of $231,319 or 189.3%. This increase was attributable to an increase in cash available for investment due to cash proceeds received from six private placements of the Company's securities during 1999 and 1998 and interest charged on notes receivable from related parties.

     If non-cash compensation expenses were excluded from the results of operations, net loss for the years ended December 31, 1999 and 1998 would decrease from $(12,301,718) and $(6,473,505) to $(9,846,318) and
$(4,474,293) respectively. Loss per share for the periods would decrease from $(0.77) and $(0.50) to $(0.61) and $(0.34) respectively.

Results of Operations: December 31, 1998 versus December 31, 1997

     General and administrative expenses increased to $4,339,093 for the year ended December 31, 1998 from $2,428,072 for the year ended December 31, 1997, a revenues sales and marketing increase of $1,992,894 or 82%. This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses resulting from the Company's increased research and development activities, and marketing and product promotion, an increase in the number of employees, increased travel expenses due to the Company's efforts to build worldwide distribution, and additional costs associated with shareholder and public relations. Compensation payments to various consultants and advisors of $1,141,750 in 1997 and $1,713,918 in 1998 resulted from the issuance of stock grants; stock options and warrants to purchase common stock.

     Research and development expenses decreased to $2,174,400 for the year ended December 31, 1998 from $2,390,021 for the year ended December 31, 1997, a decrease of $215,621 or 9.0%. This decrease was principally attributable to the Company's discontinuance of certain subcontracted research activities in 1998. Included in research and development costs is $240,710 resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

     Interest income increased to $122,173 for the year ended December 31, 1998 from $83,618 for the year ended December 31, 1997, an increase of $38,555 or 46.1%. This increase was attributable to an increase in average cash available for investment due to cash proceeds received from two private placements of the Company's securities during 1998.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $24,000,000. For the year ended December 31, 1999, the Company's operations utilized cash of $10,148,000 primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of $11,113,000 to the Company. In 1998 the Company's operations utilized cash of $4,493,000, which was offset by equity financings that resulted in net proceeds of $5,531,000.

     Capital expenditures for the year end December 31, 1999 were as follows:

          Computer Software                  $  58,517
          Office Equipment                      11,883
          Motor Vehicle                         25,026
          Furniture and Fixtures                95,601
          Computer Equipment                   165,068
          Machinery and Equipment               68,955
                                             ---------
                                             $ 425,050
                                             =========

     The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company leases office facilities under an operating lease that ends in May 2004. Rent expense for this space will be approximately $296,000 in 2000. The Company may also have the ability to expand its space in its current location and to meet its continuing needs; in such event, the Company's annual rent expense would be subject to increase.

     The Company made loans to related parties totaling $ 574,177 during the year ended December 31, 1999.

     The Company has entered into various licensing agreements that require future cash payments. Aggregate future payments under licensing agreements are approximately $200,000 of which approximately $50,000 is payable in 2000.

     During the first quarter of 2000, the Company agreed to retain Covance Inc. for the purpose of conducting studies to evaluate the effect of GBC-590 in clinical trials. The duration of the pancreatic cancer study may cover approximately 25 months and may cost approximately $900,000. The colorectal cancer study may require 25 months and may cost approximately $1,650,000. A separate services agreement in support of the Company's CAN-296 product in an amount up to $360,000 was executed on January 31, 2000.

     As of December 31, 1999, the Company's cash balances were approximately $3,377,000, as compared to $3,439,000 as of December 31, 1998. The Company has no bank lines of credit or other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

     During the first quarter of 2000, the Company has raised $5,00,000 in a private placement offering of common stock whereby 346,021 shares were sold at $14.45 per share. These shares included a warrant to purchase 108,996 additional shares at $15.98 per share exercisable for five years, and a warrant to purchase shares at $0.01 per share, the number of shares to be determined in the future according to a formula based on the then price per share compared to the $14.45 common stock offering price. The purchasers have certain rights, including but not limited to, registration rights, rights-of-first-refusal, and adjustments for certain events. Net proceeds from the offering were $4,625,000. The purchasers have a commitment to purchase up to $2,000,000 additional shares upon the date at which the registration statement for the initial shares becomes effective, provided the date is no later than June 29, 2000. In addition, the purchasers have a commitment to purchase $7,000,000 in additional shares at the price equal to the lessor of (i) 100% of the average of the closing bid prices of the Company's Common Stock for the four trading days preceding the closing date of the tranche and (ii) $16.00, with additional warrants within 190 - 210 days from the closing of the initial transaction subject to conditions, including but not limited to, market capitalization, trading volume, and share price conditions.

     During the first quarter of 2000, the Company raised $4,000,000 in a private placement offering of common stock whereby 333,333 shares were sold at $12.00 per share. These shares included warrants to purchase 75,758 additional shares at $15.98 per share exercisable for five years. The purchasers have "piggyback" registration rights in any registered public offering of common shares by the Company subject to standard underwriter consent and cut-backs and lock-ups.

     As of March 31, 2000, the Company's cash and cash equivalents was approximately $ 9,250,000.

     The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, sales and marketing activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned through the end of 2000.

Year 2000

     The Company relies upon a diverse assortment of computer hardware and software, the integrated operation of which is essential to the successful implementation of the Company's operations. In 1999, the Company began a comprehensive review of its information technology systems and other systems and equipment and developed a year 2000 implementation program. Full compliance and testing was completed before the end of 1999.

     Subsequent to the end of 1999, the Company's operations are fully functioning and have not experienced any significant issues relating to the Year 2000. While the Company is encouraged by the result of its Year 2000 efforts, monitoring for any potential problems will continue throughout 2000.

     Although the Company does not believe that any continued exposure exists, the Company has a contingency plan for possible Year 2000 issues and will continue to update that plan based on assessments of any subsequent Year 2000 issues as additional information becomes available.

Market Risk

     The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of December 31, 1999, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

     The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 1999, the fair value of the portfolio would decline by an immaterial amount.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Public Accountants

To the Stockholders and Board of Directors of SafeScience, Inc.:

We have audited the accompanying consolidated balance sheets of SafeScience, Inc. and subsidiaries (the Company) (formerly IGG International, Inc., a Nevada corporation) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen


Boston, Massachusetts
February 23, 2000
(except for the matter
discussed in Note 11
for which the date is March 30, 2000)

                          SAFESCIENCE, INC.
                     CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                              December 31,
                                        1999                1998
CURRENT ASSETS:
 Cash and cash equivalents              $  3,377,067   $ 3,439,408
 Accounts receivable, net of allowance
  for doubtful accounts of approximately
  $43,000 at December 31, 1999                95,222            -
 Inventory, net                              356,211            -
 Prepaid expenses, trade credits
  and other current assets                   538,823       112,673
                                        ------------   -----------
Total current assets                       4,367,323     3,552,081
                                        ------------   -----------
PROPERTY AND EQUIPMENT, AT COST:
 Computer, office and
  laboratory equipment                       470,614       187,255
 Furniture, fixtures and
  leasehold improvements                     210,274       114,673
 Motor vehicles                               46,100            -
                                        ------------   -----------
                                             726,988       301,928
  Less-accumulated depreciation             (207,267)      (81,704)
                                        ------------   -----------
                                             519,721       220,224
                                        ------------   -----------
OTHER ASSETS:
 Note receivable- related parties           661,005         86,827
 Restricted cash                            108,128        108,128
 Deposits                                    14,068          1,328
                                        -----------    -----------
 Total other assets                         783,201        196,283
                                        -----------    -----------
     Total assets                       $ 5,670,245    $ 3,968,588
                                        ===========    ===========








 The accompanying notes are an integral part of these consolidated financial statements.

                                F-2a


                          SAFESCIENCE, INC.

                     CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Current portion of capital
  lease obligation                      $          -   $       4,608
  Accounts payable                            484,208        246,813
  Accrued liabilities                         644,945        185,443
  Deferred revenue                             19,975         19,975
                                        -------------  -------------
Total current liabilities                   1,149,128        456,839
                                        -------------  -------------
CAPITAL LEASE OBLIGATION,
 LESS CURRENT PORTION                              -          11,300
                                        -------------  -------------
Commitments and Contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $.01 par value
   Authorized - 5,000,000 shares
   Issued and outstanding - None                   -              -
 Common stock, $.01 par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
  16,835,923 and 14,107,216
  shares at December 31, 1999
  and 1998, respectively                      168,359        141,072
 Additional paid-in capital                34,388,615     17,749,766
 Note receivable from officer -
  Issuance of common stock                 (3,343,750)            -
 Accumulated deficit                      (26,692,107)   (14,390,389)
                                        -------------  -------------
Total stockholders' equity                  4,521,117      3,500,449
                                        -------------  -------------
Total liabilities and
  stockholders' equity                  $   5,670,245  $   3,968,588
                                        =============  =============







  The accompanying notes are an integral part of these consolidated financial statements.

                                F-2b

                          SAFESCIENCE, INC.

                Consolidated Statements of Operations

                      Years Ended December 31,

                         1999           1998           1997
SALES                    $   1,368,513  $         -    $         -

COST OF GOODS SOLD           1,410,731            -              -
                         -------------  ------------   ------------
GROSS LOSS                     (42,218)           -              -

GENERAL AND ADMINISTRATIVE
 EXPENSES                    6,500,041  $  4,339,093   $  2,428,072

MARKETING EXPENSES           3,194,589        81,793             -

RESEARCH AND DEVELOPMENT
  EXPENSES                   2,910,299     2,174,400      2,390,021
                         -------------  ------------   ------------
 Operating loss            (12,647,147)   (6,595,286)    (4,818,093)

OTHER INCOME (EXPENSE):
 Interest expense               (8,063)         (392)            -
 Interest income               353,492       122,173         83,618
                         -------------  ------------   ------------
Total other income
   (expense)                   345,429       121,781         83,618
                         -------------  ------------   ------------
Net loss                 $ (12,301,718) $ (6,473,505)  $ (4,734,475)
                         =============  ============   ============
BASIC AND DILUTED
 NET LOSS PER COMMON
 SHARE                   $       (0.77) $      (0.50)  $      (0.43)
                         =============  ============   ============
WEIGHTED AVERAGE
 NUMBER OF COMMON
  SHARES OUTSTANDING        16,060,783    13,000,259     11,022,577
                         =============  ============   ============








  The accompanying notes are an integral part of these consolidated financial statements.

                          SAFESCIENCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    Common Stock       Additional
                              Number of                Paid-in
                              Shares         Amount    Capital
BALANCE, DECEMBER 31, 1996     9,462,641        94,626    3,385,874
Common stock issued for cash
 at $2.00 to $3.00 per share
 with warrants attached,
 net of costs of $175,000        750,000         7,500    1,567,500
Common stock issued as part of
 a private placement at $2.50
 per share with warrants attached,
 net of costs of $63,375         463,000         4,630    1,076,995
Common stock issued as part
 of a private placement at
 $3.00 per share with
 warrants attached               533,867         5,339    1,596,478
Common stock issued for common
 stock of International Gene Group
 Inc. minority interests         205,469         2,055      717,087
Common stock issued for
 consulting services and
 wages valued at $2.00 to
 $5.81 per share                 195,800         1,958      822,300
Stock options for 141,426
 shares of common stock issued
 for consulting and professional
 services valued at
 $2.90 to $5.83 per option            -             -       557,662
Stock options exercised          187,799         1,878       (1,878)
Warrants exercised               300,000         3,000      517,000
Net loss                              -             -            -

BALANCE, DECEMBER 31, 1997    12,098,576     $ 120,986 $ 10,239,018
Common stock issued as part
 of a private placement at
 $2.75 per share with
 warrants attached               181,818         1,818      498,182
Common stock issued as part
 of a private placement at
 $3.00 per share with
 warrants attached               145,999         1,460      436,540
Common stock issued as part
 of a private placement at
 $4.25 per share, net of
 $101,200 in issuance costs      406,206         4,062    1,621,114

  The accompanying notes are an integral part of these consolidated financial statements.

                                F-4a

                          SAFESCIENCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    Common Stock       Additional
                              Number of                Paid-in
                              Shares         Amount    Capital

Common stock issued as part
 of a private placement at
 $3.50 per share, net of
 $97,220 in issuance costs       646,918         6,469    2,155,275
Common stock issued as part
 of a private placement at
 $4.50 per share                 179,222         1,792      804,710
Common stock issued for
 services and wages valued
 at $2.88 to $6.94 per share     332,263         3,323    1,289,926
Common stock issued as
 charitable contribution at
 $3.55 to $4.30 per share          5,000            50       18,450
Stock options issued for
 consulting and professional
 services valued at $3.63
 to $7.66 per option                  -             -       687,463
Stock options exercised          111,214         1,112         (912)
Net loss                              -             -            -
                              ----------     --------- ------------
BALANCE, DECEMBER 31, 1998    14,107,216     $ 141,072 $ 17,749,766

Options exercised                 71,153           712         (127)
Options granted to nonemployees                             528,233
Private placements, net of
 finders fee of $445,259
 (includes 1,112 shares for
 payment)                      1,615,706        16,157    9,119,944
Stock issued for services        218,276         2,183    1,413,727
Warrants exercised               545,396         5,454    1,812,374
Notes receivable from
 issuance of common stock        250,000         2,500    3,341,250
Common stock issued as
 legal settlement                 20,453           204      306,590
Cashless option exercised          7,723            77      116,858
Net loss                              -             -            -
                              ----------     --------- ------------
BALANCE, DECEMBER 31, 1999    16,835,923     $ 168,359 $ 34,388,615
                              ==========     ========= ============





                                F-4b

                          SAFESCIENCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                       Stockholder's
                                                       Equity (Deficit)
BALANCE, DECEMBER 31, 1996                                  298,091
Common stock issued for cash
 at $2.00 to $3.00 per share
 with warrants attached,
 net of costs of $175,000                                 1,575,000
Common stock issued as part of
 a private placement at $2.50
 per share with warrants attached,
 net of costs of $63,375                                  1,081,625
Common stock issued as part of a
 private placement at $3.00 per
 share with warrants attached                             1,601,817
Common stock issued for common
 stock of International Gene Group,
 Inc. minority interests                                    719,142
Common stock issued for consulting
 services and wages valued at
 $2.00 to $5.81 per share                                   824,258
Stock options for 141,426 shares
 of common stock issued for consulting
 and professional services valued at
 $2.90 to $5.83 per option                                  557,662

Stock options exercised                                          -
Warrants exercised                                          520,000
Net loss                                                 (4,734,475)

BALANCE, DECEMBER 31, 1997                             $  2,443,120
Common stock issued as part of a
 private placement at $2.75 per share
 with warrants attached                                     500,000











  The accompanying notes are an integral part of these consolidated financial statements

                                F-5a

                          SAFESCIENCE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                  Stockholder's
                                                  Equity (Deficit)
Common stock issued as part
 of a private placement
 at $3.00 per share with
 warrants attached                                     438,000
Common stock issued as part
 of a private placement at
 $4.25 per share, net of
 $101,200 in issuance costs                          1,625,176
Common stock issued as part
 of a private placement at
 $3.50 per share, net of
 $97,220 in issuance costs                           2,161,744
Common stock issued as part
 of a private placement at
 $4.50 per share                                       806,502
Common stock issued for
 services and wages valued
 at $2.88 to $6.94 per share                         1,293,249
Common stock issued as
 charitable contribution at
 $3.55 to $4.30 per share                               18,500
Stock options issued for
 consulting and professional
 services valued at $3.63
 to $7.66 per option                                   687,463
Stock options exercised                                    200
Net loss                                            (6,473,505)
                                                  ------------
BALANCE, DECEMBER 31, 1998                        $  3,500,449

Options exercised                                          585
Options granted to nonemployees                        528,233
Private placements, net of
 finders fee of $445,259 (includes
 1,112 shares for payment)                           9,136,101
Stock issued for services                            1,415,910
Warrants exercised                                   1,817,828
Notes receivable from issuance
 of common stock                                     3,343,750
Common stock issued as
 legal settlement                                      306,794
Cashless option exercised                              116,935
Net loss                                           (12,301,718)
                                                  ------------
BALANCE, DECEMBER 31, 1999                        $  4,521,117
                                                  ============

  The accompanying notes are an integral part of these consolidated financial statements

                          SAFESCIENCE, INC.
                Consolidated Statements of Cash Flows
                       Years Ended December 31

                                    1999           1998           1997
Cash Flows from Operating Activities:
Net loss                            $ (12,301,718) $ (6,473,505)  $ (4,734,475)
Adjustments to reconcile net loss to
net cash used in operating activities
 Operating expenses paid in common
  stock and options                     2,367,871     1,999,212      1,382,460
Issuance of stock for minority interest        -             -         719,142
Depreciation and amortization             125,563        53,684         15,545
Changes in assets and liabilities
 Accounts receivable                      (95,222)           -              -
 Inventory                               (356,211)           -              -
 Prepaid expenses, trade credits
  and other current assets               (426,150)      (61,354)       (31,678)
 Accounts payable                         237,395        97,959         86,206
 Accrued liabilities                      459,503      (119,320)       176,663
 Deferred revenue                              -          9,975         10,000
                                     ------------  ------------   ------------
Net cash used in
 operating activities                 (10,148,261)   (4,493,349)    (2,376,137)
                                     ------------  ------------   ------------
Cash Flows from Investing Activities:
Purchases of property and equipment      (425,060)     (205,188)       (39,744)
Loans to related parties                 (574,177)           -         (90,000)
Repayment of stockholders' loans               -          1,167            767
Decrease (increase) in
 deposits, net                            (12,741)        5,000         (4,539)
Net cash paid in acquisition                   -             -              -
Decrease in restricted cash                    -         11,010       (119,138)
                                     ------------  ------------   ------------
Net cash used in investing
 activities                            (1,011,978)     (188,011)      (252,654)
                                     ------------  ------------   ------------
Cash Flows from Financing Activities:
Short-term borrowing                           -             -              -
Payment on short-term borrowing                -             -              -
Payments on notes payable                 (15,908)           -              -
Payments for obligations under
 capital lease                                 -         (5,166)
Proceeds from issuance of
 common stock                          11,113,807     5,531,422      4,778,442
Proceeds from exercise of common
 stock options                                 -            200             -
Capital contributed stockholders               -             -              -
                                     ------------  ------------   ------------
Net cash provided by
 financing activities                  11,097,889     5,526,456      4,778,442
                                     ------------  ------------   ------------

                                F-6a

                          SAFESCIENCE, INC.
                Consolidated Statements of Cash Flows
                       Years Ended December 31

                                   1999           1998           1997
Net (Decrease) Increase in Cash         (62,341)       845,096      2,149,665

Cash and Cash Equivalents,
 beginning of period                  3,439,408      2,594,312        441,661
                                   ------------   ------------   ------------
Cash and Cash Equivalents,
 end of period                        3,377,067      3,439,408      2,594,312
                                   ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:

Equipment acquired under capital   $         -    $     21,074   $         -
 lease obligations                 ============   ============   ============

Note receivable from issuance of
common stock                       $  3,343,750   $         -    $         -
                                   ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Cash paid for interest            $        319   $        392   $         -
                                   ============   ============   ============

























                                F-6b

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999

(1)  Summary of OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization

SafeScience, Inc. (f/k/a IGG International, Inc.) (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus to include other pharmaceuticals, agricultural, consumer and home and garden products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural, consumer and home and garden applications for products some of which are also based upon carbohydrate chemistries. These products will be either licensed from or jointly developed with third parties (Note 9). SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

The Company was a development stage enterprise from inception until 1998.

The Company is producing and marketing its consumer and industrial products while continuing its efforts toward product research and development and raising capital. Management anticipates that additional revenues may be derived from products under development or those developed in the future. Principal risks to the Company include the successful development and marketing of products to obtain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies, clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

(b)  Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Gene Group, Inc., and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

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

(d)  Revenue Recognition

The Company recognizes revenue related to product sales upon shipment of the product. The Company provides for anticipated product returns at the time of product shipment. Approximately $703,000 or 51.4% of the Company's revenues for the year ended December 31, 1999 were derived from a barter transaction.

(e)  Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1999 and 1998 include approximately $1,042,000 and $254,000, and approximately $2,335,000 and $3,122,000, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(f)  INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    December 31, 1999

          Raw Materials                   266,702
          Finished goods                   89,509
                                        ---------
     Total inventory                    $ 356,211
                                        =========

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

(g)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset                                             Estimated
Classification                                    Useful Life

Computer, office and laboratory equipment         3 - 5 years
Furniture and fixtures                              7 years
Motor vehicles                                      4 years

(h)  Research and Development

Research and development costs, which consist primarily of expenses for consultants, supplies and testing, are charged to operations as incurred.

(i) Net Loss Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per common share were 660,424, 840,532 and 601,763 for 1999, 1998 and 1997, respectively.

(j)  Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive net loss is the same as net loss for all periods presented.

(k)  Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. The Company's sales are primarily confined to one geographic area. During the year ended December 31, 1999, 99.3% of all sales were in the United States. To date, the Company has viewed its operations and manages its business as one principal operating segment. In addition, the Company does not prepare financial statement information for other than one segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

(l)  Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with multiple financial institutions and invests in investment-grade securities.

(m)  Financial Instruments

The estimated fair values of the Company's consolidated financial instruments, which include cash equivalents, notes receivable and accounts payable, approximate their carrying value due to the short maturity of these instruments.

The estimated fair value of the Company's capital lease obligations approximates its carrying value based upon the current rates offered to the Company for similar type arrangements. As of January 31, 1999 there were no capital lease obligations.

(n)  Post retirement Benefits

The Company has no obligations for post retirement benefits.

(o)  RECLASSIFICATION

Certain items in the prior years consolidated financial statements have been reclassified to conform to their 1999 presentation.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

(p) Derivative Instruments and Hedging Accounting

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement as amended by SFAS No. 137 is effective for the year ended December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivavtive instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities.
The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

(2)  NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties includes $ 85,514 of promissory notes from two officers/stockholders of the Company. The loans are payable in monthly installments of $375 and $160, including interest at 5.66% and 6.65%, respectively, with final payments of $60,601 due on March 11, 2002 and $23,603 due on June 20, 2002. Each note is collateralized by shares of the Company's common stock held by each individual.

During the year, the Company advanced $ 150,000 to one of its suppliers. The outstanding principal balance accrues interest at 8.25% per annum, with interest payable quarterly in arrears commencing three months after the date of the first advance. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due and payable on May 14, 2001.

During the second quarter of 1999, the Company advanced $72,000 to a senior executive and in the third quarter of 1999 advanced an additional $200,000 under two non-recourse promissory notes. The outstanding principal balance of the $72,000 promissory note accrues interest at 4.92% per annum, compounded semi annually and the outstanding principal balance of the $200,000 promissory note accrues interest at 5.35% per annum, compounded semi-annually. The executive has pledged 5,970 shares of the Company's common stock as collateral for the $72,000 promissory note and 9,553 shares of the Company's common stock as collateral for the $200,000 promissory note. All outstanding principal, together with accrued interest on the unpaid principal balance of the $72,000 and $200,000 promissory notes, are due August 4, 2000 and May 5, 2000, respectively. Pursuant to such promissory notes, the executive agreed not sell any shares of the Company's common stock prior to April 1, 2000 with respect to the $72,000 promissory notes and January 1, 2000 with respect to the $200,000 promissory note.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

On June 15, 1999, the Company entered into a transaction whereby a senior executive relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to the executive a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned the executive an amount representing the entire exercise price. The principal balance of this note receivable from the issuance of common stock represents 80% of the value of the purchase price of $3,343,750 for the shares issued or $2,675,000 and accrues interest at 4.92% per annum, compounded semi-annually. The difference of $ 668,750 was recorded as a non-cash compensation expense. The executive has pledged the 250,000 shares of common stock as collateral. The note is non-recourse and is secured only by the pledged shares. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due on June 15, 2004. The balance outstanding at December 31, 1999 is $ 2,750,000 and is shown in the accompanying statement of stockholders' equity.

(3) CAPITAL LEASE OBLIGATION

During the year ended December 31, 1999, the Company purchased a vehicle that was previously leased. The capital lease obligations at December 31, 1998 consisted of the following:
                                                       1998
     Capital lease, due in monthly installments
     of  $418, including interest at 2.96% through
     April 2002, secured by a motor vehicle            $ 15,908
       Less-Current portion                               4,608
                                                       --------
                                                       $ 11,300
                                                       ========

Property and equipment under capital leases are capitalized using interest rates appropriate at the inception of each lease. The net book value of property and equipment under capital leases amounted to $16,859 at December 31, 1998. Property and equipment under capital leases were net of accumulated amortization of $4,215 at December 31, 1998.

(4)  Stockholders' Equity

(a)  Authorized Shares

On June 29, 1999, at the 1999 Stockholders' meeting, the Company's Articles of Incorporation were amended to increase the authorized common shares from 25,000,000 to 100,000,000.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

(b)  Sales of Common Stock

In November 1996, the Company began a private placement offering of common stock. As of December 31, 1996, 190,000 shares had been sold at $2.50 per share. In 1997, the Company sold an additional 463,000 shares at $2.50 per share. These shares included a detachable warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1999, all warrants had been exercised.

In September 1997, the Company completed an additional sale of 250,000 shares of common stock for $675,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also include an attached warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of December 31, 1999, no warrants were outstanding.

In January 1997, the Company completed a sale of 500,000 shares of common stock for $900,000 under regulation S of the Securities and Exchange Commission's regulations. These shares also included an attached warrant to purchase one share of common stock for $3.50 for every four shares of common stock purchased. As of December 31, 1999, no warrants were outstanding as all warrants had been exercised.

In March 1998, the Company completed a sale of 181,818 shares of common stock at $2.75 per share. These shares also included a detachable warrant to purchase one share of common stock for $4.75 for every four shares of common stock purchased. As of December 31, 1999 all warrants had been exercised.

In June 1998, the Company completed a private placement offering of common stock. During the period January 1, 1998 through June 30, 1998, the Company sold 146,000 shares of common stock at $3.00 per share. The Company had sold 533,867 shares of common stock at $3.00 per share as of December 31, 1997. These purchases included an attached warrant to purchase one share of common stock for $4.75 for every four shares purchased. As of December 31, 1999, all warrants had been exercised.

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

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

(c)  Stock Option Plan

In November 1998, the Company began a new private placement of common stock. Through December 31, 1998, the Company sold 179,222 shares of common stock at $4.50 per share. During the year ended December 31, 1999 the Company sold 1,398,480 shares of common stock at $ 4.50 per share.

In July 1999 the Company began a new private placement of common stock. During the period from July 1, 1999 through December 31, 1999 the Company sold 216,605 shares of common stock. The price per share has been calculated for each investor based upon the average fair market value of the stock for a specified period preceding the purchase date.

The Company has a Nonqualified Stock Option Plan (1996 Plan) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 1998, options to purchase 11,659 shares were available for future grant.

Effective December 1, 1998, the Company adopted the 1998 Incentive Stock Option Plan under which 600,000 shares of common stock were reserved for issuance under option agreements. As with the 1996 Plan, the exercise price of the each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within ten years from December 1, 1998. As of December 31, 1999, options to purchase 35,000 shares were available for future grant.

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at $0.01 per share. During 1999 and 1998, the Company granted options and shares totaling 246,452 and 153,517 shares, respectively, and recorded charges to operations of approximately $2,815,400 and $1,999,000 respectively, relating to these grants. The charge to operations represented the fair market value of the underlying common stock or option.

The following table summarizes all stock option activity to employees and consultants for services and all warrant activity in connection with equity financings as of December 31, 1999.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

                                   Weighted
                                   Average
                                   Number    Exercise Price
                                   Of Shares Per Share

Balance, December 31, 1996          154,706  $  0.01
Granted                             141,426     0.01
  Exercised                        (187,799)    0.01
                                   --------  -------
Balance, December 31, 1997          108,333     0.01
  Granted                           193,028     1.72
  Exercised                        (111,214)    0.01
                                   --------  -------
Balance, December 31, 1998          190,147  $  1.74
  Granted                           486,931    12.94
  Exercised                         (78,877)    3.67
  Forfeited                         (12,777)   13.38
                                   --------  -------
Balance, December 31, 1999          585,424  $ 10.42
                                   ========  =======
Exercisable December 31, 1997       108,333     0.01
                                   ========  =======
Exercisable December 31, 1998       108,597     1.74
                                   ========  =======
Exercisable December 31, 1999       561,424    10.42
                                   ========  =======

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1999:

               ------Options Outstanding--------    ---Options Exercisable---
                              Weighted-
                              Average     Weighted-                Weighted-
Range of                      Remaining   Average                  Average
Exercise       Number         Contractual Exercise  Number         Exercise
Prices         Outstanding    Life        Price     Exercisable    Price
$ 0.01          70,912        8.3 years   $ 0.01     70,912        $  0.01
  3.00          30,000        8.0 years     3.00     30,000           3.00
  5.50          60,000        9.0 years              36,000           5.50
 11.00
   to 14.56      5,112        9.5 years    13.94      5,112          13.94
 13.38         419,400        2.5 years    13.38    419,400          13.38
               -------                   -------    -------        -------
               585,424                              561,424
               =======                              =======

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                             (Continued)

As of December 31, 1999, the Company had committed to grant 40,000 shares of common stock upon the attainment of future milestones.

(e)  Pro Forma Disclosures of Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1999, 1998 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for 1999, 1998 and 1997 are as follows:

                              1999      1998           1997
Risk-free interest rate       5.8%      4.2% - 5.6%    5.8% - 6.8%
Expected dividend yield        -             -              -

Expected life                 5 years   5 years        5 years
Expected volatility           60%       60%            60%
Weighted average fair value
 of options granted           $ 8.84    $ 2.52         $ 2.49

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net loss would have been as follows:

                         1999           1998           1997
As reported
 Net loss                $ (12,301,718) $ (6,473,505)  $ (4,734,475)
                         =============  ============   ============
Pro forma
 Net loss                $ (12,792,904) $ (6,516,065)  $ (4,734,475)
                         =============  ============   ============
Basic and diluted net
 loss per common share   $       (0.77) $      (0.50)  $      (0.43)
                         =============  ============   ============
Basic and diluted net
 loss per common share   $       (0.80) $      (0.50)  $      (0.43)
                         =============  ============   ============

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                              (Continued)

(f)  Warrants

The following table summarizes all warrant activity in connection with equity financing as of December 31, 1999:

                                             Warrants
                                                       Weighted
                                                       Average
                                        Number of      Exercise Price
                                        Shares         Per Share
Balance, December 31, 1996               747,500          3.59
Granted                                  445,930          4.06
Exercised                               (300,000)         1.73
           Canceled                     (400,000)         5.00
                                        --------
Balance, December 31, 1997               493,430          4.00
Granted                                  156,955          7.45
                                        --------       -------
Balance, December 31, 1998               650,385       $  4.10
Granted                                   14,750          4.75
Exercised                               (551,678)         4.75
Cancelled                                (38,457)
                                        --------       -------
Balance, December 31, 1999                75,000       $ 10.40
                                        ========       =======
Exercisable, December 31,     1997       493,430          4.00
                              1998       650,385          4.10
                              1999        75,000         10.40

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










F-1     7

                          SAFESCIENCE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                              (Continued)(5)  RELATED PARTY TRANSACTIONS

In January 1994, the Company agreed that its founder, Dr. David Platt, would receive a royalty of 2% of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum requirement of $50,000. If this requirement is not met, Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on sixty days' notice. The Company has not made any royalty payments under the agreement. The parties executed an amendment to the agreement to delay the first year of this minimum threshold from 1999 to 2002.

On December 6, 1996, Dr. Platt signed a Confidentiality and Invention Agreement with the Company. The Agreement provides that Dr. Platt assigns all his rights, title and interest in any invention, data or idea, made or conceived or reduced to practice either alone or jointly with others to the Company. Further, the agreement provides all rights thereto shall remain the sole property of the Company and Dr. Platt agreed not to disclose any information about the Company's confidential information.

(6)  TRADE CREDITS

The Company has entered into a trade agreement with a barter company for the exchange of goods and services. This barter company purchased approximately $718,000 of products from the Company and paid for these products by issuing $718,000 of advertising credits. The barter company acquires advertising media on behalf of the Company; 55% of the net cost of all media utilized by the Company is payable in cash and the remaining 45% is charged against the trade credit. As of December 31, 1999 advertising credits in the amount of $ 387,776 are included in other current assets.

The Company plans to utilize these credits during the year ended December 31, 2000.

(7)  LEASE COMMITMENTS

(a) Clinical Trials

During the first quarter of 2000, the Company agreed to retain Covance Inc. for the purpose of conducting two studies to evaluate the effect of GBC-590 in clinical trials. The duration of the pancreatic cancer study may cover approximately 25 months and may cost approximately $ 900,000. The colorectal cancer study may also require 25 months and may cost approximately $ $1,650,000. A separate services agreement in support of the Company's CAN-296 product in an amount up to $360,000 was executed on January 31, 2000.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                              (Continued)
(b) Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in May 2004. The Company also leases certain equipment under operating leases.

Minimum future payments under the operating leases as of December 31, 1999 for each of the next five calendar years are approximately as follows:

Years ending December 31,
                    2000                $   308,000
                    2001                    307,000
                    2002                    316,000
                                            337,000
                                            142,000
                                        -----------
                                        $ 1,410,000
                                        ===========

Rent expense in the accompanying consolidated statements of operations was approximately $223,000
$100,000 and $45,700 in 1999, 1998, and 1997 respectively.

(8)  LICENSING AGREEMENTS

During the year ended December 31, 1999, the Company and Volcani Institute agreed not to continue their research program, however, the Company retained the exclusive right to sell licensed products Elexa PDB under a royalty agreement. No products were sold in 1999 or 1998 therefore no royalty payments where due. The company paid $200,000, $200,000 and $327,000 in 1999, 1998 and 1997, respectively, related to this agreement.

During the year ended December 31, 1999 the Company terminated its agreement with Agrogene Ltd. No payments were made during 1998 or 1999.

In October 1997, the Company entered into an agreement to license certain patented technology from Leket-Bar Chemicals, Ltd. The Company is required to pay license fees totaling $400,000 over the next four years as well as royalties on future product sales. The Company paid $39,000 during 1999 and $175,000 in 1998.

During the Year ended December 31, 1999 the Company terminated its
agreement with Dominion BioSciences, Inc. ("DBI").   The Company made
payments to DBI of $ 0 and $ 100,000 in 1999 and 1998, respectively.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                              (Continued)
(9)  INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $25,168,000 which expire through 2019. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholder over a three-year period.

The components of the Company's deferred tax asset follow:

                                        1999           1998
Net operating loss carryforwards        $ 10,067,000   $ 5,405,000
Tax credit carryforwards                     465,000       296,000
Temporary differences                        (42,000)      174,000
                                        ------------   -----------
Total deferred tax assets                 10,490,000     5,875,000
Less Valuation allowance                 (10,490,000)   (5,875,888)
                                        ------------   -----------
Deferred tax assets                     $         -    $        -
                                        ============   ===========

In evaluating realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and it believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 1999 and 1998. The increase in the valuation allowance during these periods primarily relates to the increase in the Company's net operating loss carryforwards.

                          SAFESCIENCE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                              (Continued)
(10) Employee Benefit Plan

The Company instituted the SafeScience 401(k) Plan (the Plan) in 1998, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code.
Substantially all of the Company's employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company could match a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 1998 and 1999.

(11) Subsequent Event

During the first quarter of 2000, the Company has raised $5,00,000 in a private placement offering of common stock whereby 346,021 shares were sold at $14.45 per share. These shares included a warrant to purchase 108,996 additional shares at $15.98 per share exercisable for five years, and a warrant to purchase shares at $0.01 per share, the number of shares to be determined in the future according to a formula based on the then price per share compared to the $14.45 common stock offering price. The purchasers have certain rights, including but not limited to, registration rights, rights-of-first-refusal, and adjustments for certain events. Net proceeds from the offering were $4,625,000. The purchasers have a commitment to purchase up to $2,000,000 additional shares also at $14.45 per share upon the date at which the registration statement for the initial shares becomes effective, provided the date is no later than June 29, 2000. In addition, the purchasers have a commitment to purchase $7,000,000 in additional shares at the price equal to the lessor of (i) 100% of the average of the closing bid prices of the Company's Common Stock for the four trading days preceding the closing date of the tranche and (ii) $16.00, with additional warrants within 190 -210 days from closing of the initial transaction subject to conditions, including but not limited to, market capitalization, trading volume, and share price conditions.

During the first quarter of 2000, the Company raised $4,000,000 in a private placement offering of common stock whereby 333,333 shares were sold at $12.00 per share. These shares included warrants to purchase 75,758 additional shares at $15.98 per share exercisable for five years. The purchasers have "piggyback" registration rights in any registered public offering of common shares by the Company subject to standard underwriter consent and cut-backs and lock-ups.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") no later than 120 days after the close of the fiscal year ended December 31, 1999. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in
Part I of this form.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to the Proxy Statement.

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

3.8       Articles of Incorporation of Agricultural Glycosystems, Inc.
3.9       Bylaws of the Company of Agricultural Glycosystems, Inc.
4.1       Specimen Stock Certificate.
10.1      Agreement and Plan of Reorganization.
10.2      Licensing Agreement with Dr. Platt.
10.3      Office Lease.
10.4      Licensing Agreement with The Government of Israel.

The following documents are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Commission on May 14, 1996, SEC file No. 333-04764:

10.5      Incentive Stock Option Plan.

The following documents are incorporation herein by reference from the Registrant's Form 10-K for the period ending December 31, 1996:

10.6.1 Employee Confidentiality and Invention Agreement between Dr. David Platt and the Company.

The following documents are incorporated herein by reference from the Registrant's Registration Statement on Form SB-2, filed with the
Commission on November 20, 1996, SEC file no. 333-16087:

10.6.2    Warrant Agreement with Trinity American Corporation.
10.7      Consulting Agreement with Richard Salter and Amendment thereto.
10.8      Consulting Agreement with Keith Greenfield.
10.9      Consulting Agreement with James C. Czirr.
10.10     Warrant Agreement with James C. Czirr.

The following documents are incorporated herein by reference from the Registrant's Form 10-K for the period ending December 31, 1997:

10.11     Amendment to Consulting Agreement with Keith Greenfield.
10.12     Licensing Agreement with Agrogene Ltd.
10.13 Trademark Sales and License Agreement with Elk Mound Feed and Farm Supply, Inc.
10.14     Consulting Agreement with Michelangelo, LLC, dated May 1997.
10.15     Consulting Agreement with Michelangelo LCC, dated September
          1997.
10.16     Agreement with Leket-Bar Chemicals, Ltd., dated October 1997
99.1      Office Lease

The following documents are an exhibit hereto:

23.1      Consent of Arthur Andersen LLP
27        Financial Data Schedule.

                             SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on this 30th day of March, 2000.

                              SAFESCIENCE, INC.

                              BY:  /s/ Bradley J. Carver
                                   Bradley J. Carver, President

                                   /s/ John W. Burns
                                   John W. Burns, Chief Financial
                                   Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures               Title                         Date
/s/ David Platt          Chief Executive Officer,      March 30, 2000
David Platt, Ph.D        Secretary and Chairman of
                         the Board of Directors

/s/ Bradley J. Carver    President, Treasurer and      March 30, 2000
Bradley J. Carver        a member of the Board
                         of Directors
/s/ Richard A. Salter
Richard A. Salter        Senior Vice President and     March 30, 2000
                         a member of the Board
                         of Directors

/s/ Thoedore J. Host
Theodore J. Host         Director                      March 30, 2000

/s/ Brian G.R. Hughes
Brian G.R. Hughes        Director                      March 30, 2000