Form 10-Q
period 2000-03-31
SAFESCIENCE INC
filed 2000-05-15
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
          -------------------------------------------------------------
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from:  ______________ to ________________

          -------------------------------------------------------------
                        Commission file number 0 - 26476
          -------------------------------------------------------------

                                SAFESCIENCE, INC.
             (Exact name of Registrant as specified in its charter.)
           NEVADA                                            33-0231238
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification no.)

                              Park Square Building
                         31 St. James Avenue, 8th Floor
                           Boston, Massachusetts 02116 (Address of principal executive offices, including zip code.)

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

                                    YES    [ X ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at April 30, 2000 was 17,593,102 shares.

                                SAFESCIENCE, INC.




                                      INDEX

                                                                            Page

Part I - Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000
                    and December 31, 1999 (Unaudited) ..................    2

                  Consolidated Statements of Operations
                    for the Three Months Ended March 31, 2000
                    and 1999 (Unaudited)................................    3

                  Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 2000
                    and 1999 (Unaudited)................................    4

                  Notes to Unaudited Consolidated Financial Statements..  5-11

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......  12-23

Part II - Other Information

     Item 2.      Changes in Securities and Use of Proceeds............    24

     Item 6.      Exhibits and Report on Form 8-K.......................   24

Signatures..............................................................   26



                                SAFESCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                     ASSETS
                                                                                   March 31,          December 31,
                                                                                     2000                 1999
                                                                              ------------------------------------------
Current assets:
    Cash and cash equivalents                                                           9,690,940             3,377,067
    Accounts receivable, net of allowances of approximately
       $ 68,000 at March 31, 2000 and $43,000 at December 31, 1999                        310,598                95,222
    Inventory                                                                             478,639               356,211
    Prepaid expenses, trade credits and other current assets                              605,654               538,823
                                                                              ------------------------------------------
          Total current assets                                                         11,085,831             4,367,323
                                                                              ------------------------------------------

Property and equipment, at cost
    Computer,office and laboratory equipment                                              486,673               470,614
    Furniture, fixtures and leasehold improvements                                        217,970               210,274
    Motor vehicles                                                                         46,100                46,100
                                                                              ------------------------------------------
                                                                                          750,743               726,988
       Less-accumulated depreciation                                                    (242,097)             (207,267)
                                                                              ------------------------------------------
                                                                                          508,646               519,721
                                                                              ------------------------------------------

Other assets:
    Notes receivable - related parties (Note 6)                                           439,008               661,005
    Restricted cash                                                                       108,128               108,128
    Deposits                                                                               14,068                14,068
                                                                              ------------------------------------------

          Total other assets                                                              561,204               783,201
                                                                              ------------------------------------------

          Total assets                                                               $ 12,155,681         $   5,670,245
                                                                              ==========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Accounts payable                                                                      726,472               484,208
    Accrued liabilities                                                                   673,619               644,945
    Deferred revenue                                                                       19,975                19,975
                                                                              ------------------------------------------
          Total current liabilities                                                     1,420,066             1,149,128
                                                                              ------------------------------------------

Stockholders' equity:
    Preferred stock, $.01 par value
      Authorized -5,000,000 shares
      issued and outstanding - None
                                                                                                -                     -
    Common stock, $.01 par value
    Authorized -100,000,000 shares
    Issued and outstanding  - 17,595,777 and 16,835,923
       shares at March 31, 2000 and  December 31, 1999, respectively                      175,958               168,359
    Additional paid-in capital                                                         43,292,056            34,388,615
    Note receivable from officer -Issuance of common stock                            (3,343,750)           (3,343,750)
    Accumulated deficit                                                              (29,388,649)          (26,692,107)
                                                                              ------------------------------------------
          Total stockholders' equity                                                   10,735,615             4,521,117
                                                                              ------------------------------------------

          Total liabilities and stockholders' equity                                 $ 12,155,681         $   5,670,245
                                                                              ==========================================
              The accompanying notes are an integral part of these consolidated financial statements.



                                SAFESCIENCE, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                 -----------------------------------------
                                                       2000                  1999
                                                 ------------------   -------------------

Sales                                              $       572,551            $        -

Cost of goods sold
                                                           458,374                     -
                                                 ----------------------------------------

    Gross profit
                                                           114,177                     -
                                                 ----------------------------------------

Operating expenses:
    General and administrative                           1,275,215             1,390,283
    Sales and marketing                                    860,912               414,537
    Research and development                               662,941               399,461
                                                 ----------------------------------------
      Total operating expenses                           2,799,068             2,204,281
                                                 ----------------------------------------

Operating loss                                          (2,684,891)           (2,204,281)
                                                 ----------------------------------------

Other income (expense):
    Other expense                                          (32,710)               (1,417)
    Interest income                                         21,059                32,353
                                                 ----------------------------------------
         Total other income (expense)                      (11,651)               30,936
                                                 ----------------------------------------

Net loss                                                (2,696,542)           (2,173,345)
                                                 ========================================

Basic and diluted net loss per common share                 $(0.16)               $(0.15)
                                                 ========================================

Weighted average number of common
    shares outstanding                                  17,143,728            14,762,172
                                                 ========================================










        The accompanying notes are an integral part of these consolidated financial statements.



                                SAFESCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                              ----------------------------------------
                                                                                     2000                  1999
                                                                              -------------------     ----------------
Cash flows from operating activities:
   Net loss                                                                          (2,696,542)          (2,173,345)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Operating expenses paid in common
       stock and options
                                                                                         405,611              655,206
     Depreciation and amortization
                                                                                          34,830               22,288
     Changes in assets and liabilities:
          Accounts receivable                                                          (215,376)                   -
          Inventory                                                                    (122,428)            (270,920)
          Prepaid expenses and other current assets                                     (66,831)             (20,490)
          Accounts payable                                                               242,264             159,776
          Accrued liabilities
                                                                                          28,674              381,452
                                                                              ----------------------------------------
            Net cash used in operating activities                                    (2,389,798)          (1,246,033)
                                                                              ----------------------------------------

Cash flows from investing activities:
   Purchase of property and equipment                                                   (23,755)            (104,773)
   Repayment of loans to related parties, net
                                                                                          21,997                  321
   Deposits paid, net
                                                                                               -             (11,370)
                                                                              ----------------------------------------
            Net cash provided by (used in) investing activities                                             (115,822)
                                                                                         198,242
                                                                              ----------------------------------------


Cash flows from financing activities:
   Payments on obligations under capital lease
                                                                                               -              (1,144)
   Proceeds from sale of common stock, net of issuance costs                           8,505,000            5,834,795
   Proceeds from exercise of common stock options
                                                                                             429                    -
                                                                              ----------------------------------------
        Net cash provided by financing activities                                      8,505,429            5,833,651
                                                                              ----------------------------------------

Net increase in cash and cash equivalents                                              6,313,873            4,471,796

Cash and cash equivalents, beginning balance                                           3,377,067            3,439,408
                                                                              ----------------------------------------

Cash and cash equivalents, ending balance                                        $     9,690,940         $  7,911,204
                                                                              ========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Cash paid for interest                                                        $             -         $        110
                                                                              ========================================


        The accompanying notes are an integral part of these consolidated financial statements.


                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus to include other pharmaceuticals, agricultural, consumer and home and garden products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing consumer and home and garden, industrial and agricultural applications for products some of which are also based upon carbohydrate chemistries. These products are either licensed from or jointly developed with third parties (Note 3). SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

The Company was a development stage enterprise from inception until the third quarter of 1999.

The Company is producing and marketing its consumer and industrial products while continuing its efforts toward product research and development and raising capital. Management anticipates that additional revenues may be derived from products under development or those developed in the future. Principal risks to the Company include the successful development and marketing of products to attain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies, clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

(b)  Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Gene Group, Inc., and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(c)   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K.

(d)   Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

(e)   Use of Estimates

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


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

(f)  Revenue Recognition

The Company recognizes revenue related to product sales upon shipment of the product. The Company provides for anticipated product returns at the time of product shipment. Approximately $136,000 or 23.8% of the Company's revenues for the three months ended March 31, 2000 were derived from a barter transaction. (See Note 5)


(g)  Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2000 were $9,960,940 including $9,678,264 held by a single bank. Of that amount $ 8,722,079 was in an overnight investment account, which reinvests daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(h)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

              Asset Classification                         Estimated Useful Life
              --------------------                         ---------------------

              Computer, office and laboratory equipment          3 - 5 years
              Furniture and fixtures                                 7 years
              Motor vehicles                               4 years

(i)  Research and Development

Research and development costs, which consist primarily of wages, expenses for consultants, supplies and testing, are charged to operations as incurred.

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

(j)  Net Loss Per Share

The Company applies Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at March 31, 2000 and 1999 excluded the potential common shares from warrants and stock options because to do so would be antidulitive for the periods presented. At March 31, 2000 and 1999 there are 259,754 and 650,385 warrants outstanding, respectively, with a weighted average exercise price of $14.37 and $4.83, respectively, and 541,294 and 153,175 stock options outstanding, respectively, with a weighted average exercise price of $11.24 and $4.81 respectively.

(k)  Comprehensive  Income

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

(l) Disclosures about Segments of an Enterprise and Significant Customers

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's sales are primarily confined to only one geographic area. During the three months ended March 31, 2000 84.2% of all sales were in the United States. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as two principal operating segments, cleaning products and pharmaceuticals. Revenues and cost of revenues to date relates to cleaning products. Expenditures are not currently tracked by segment. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

(m)    Concentration of Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional risk beyond amounts provided for returns is believed by management to be inherent in the Company's accounts receivable. For the three months ended March 31, 2000, twelve customers represented 95% of revenues and 97% of accounts receivable.

(2)  STOCKHOLDER'S EQUITY

(a)  Private Placement Offerings

In March 2000, the Company raised $5,000,000 in a private placement offering of common stock in which 346,021 shares were sold at $14.45 per share. The purchasers also received a warrant to purchase 108,996 additional shares of common stock at $15.98 per share exercisable for five years, and a warrant to purchase shares at $0.01 per share, the number of shares of common stock to be determined in the future according to a formula based on the then market price per share compared to the $14.45 per share sales price paid by the purchasers in the offering. The purchasers have certain rights, including but not limited to, registration rights, rights-of-first-refusal, and adjustments for certain events. Net proceeds

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

from the offering were $4,625,000. The purchasers have a commitment to purchase up to $2,000,000 of additional common stock at $14.45 per share upon the date at which the registration statement for the initial shares becomes effective, provided the date is no later than June 29, 2000. In addition, the purchasers have a commitment to purchase $7,000,000 of additional common stock at the price equal to the lesser of (i) 110% of the average of the closing bid prices of the Company's common stock for the four trading days preceding the closing date of the tranche and (ii) $16.00, with additional warrants within 190 - 210 days from the closing of the initial transaction subject to conditions, including but not limited to, market capitalization, trading volume, and share price conditions.


Also during March 2000, the Company raised an additional $4,000,000 in a private placement offering of common stock in which 333,334 shares were sold at $12.00 per share. The purchasers also received warrants to purchase 75,758 additional shares of common stock at $15.98 per share exercisable for five years. Net proceeds from the offering were $3,880,000. The purchasers have "piggyback" registration rights in any registered public offering of common shares by the Company subject to standard underwriter consent and other customary provisions.


(b)  Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Compensation Committee. During the three months ended March 31, 2000, the Company issued 2,061 shares of common stock and recorded charges to operations of $28,080 relating to those issuances of common stock. During the three months ended March 31, 1999, the Company granted options to purchase 7,419 shares of common stock and granted 144,615 shares of common stock, and recorded charges to operations of $54,812 and $600,394 relating to these issuances, respectively.

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


The following table summarizes all stock option activity to employees and consultants for services for the three months ended March 31, 2000.

                                                      Stock Options
                                                       Weighted -
                                                       Average
                                  Number              Exercise Price
                                  Of Shares             Per Share

Balance December 31, 1999         585,424               $ 10.42
   Granted                             -                      -
   Exercised                     (42,876)                   .01
   Cancelled                      (1,254)                 12.03
                                 --------               -------
Balance March 31, 2000           541,294                $ 11.24
                                 =======                =======

As of March 31, 2000, the Company had committed to grant 40,000 shares of common stock upon the attainment of future milestones.

(c)  Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2000.

                                                         Weighted -
                                                          Average
                                  Number              Exercise Price
                                  Of Shares             Per Share

Balance December 31, 1999          75,000               $ 10.40
    Issued                        184,754                 15.98
     Exercised                         -                     -
                                  --------              -------
Balance March 31, 2000            259,754               $ 14.37
                                  =======               =======


(3)  LICENSING AGREEMENTS

The Company and Volcani Institute have agreed not to continue their research program, however, the Company has retained the right to sell licensed products under a royalty arrangement. During the three months ended March 31, 2000 and 1999, no payments were paid under this agreement.

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


(4)   INVENTORY

Inventory is stated at lower of cost (first-in, first-out) or market and consist of the following:

                                 March 31, 2000                  March 31, 1999
                                 --------------                  --------------

         Raw Materials              $391,257               $270,920
         Finished Goods        87,382                      0
                           ----------                      --------------

Total Inventory            $478,639                 $270,920
                           ========                 ========


(5)   TRADE CREDITS

The Company has entered into a trade agreement with a barter company for the exchange of goods and services. This barter company purchased approximately $136,000 of product from the Company during the three months ended March 31, 2000 and paid for these products by issuing $136,000 of advertising credits. The barter company acquires media time on behalf of the Company; 55% of the net cost of all media time utilized by the Company is payable in cash and the remaining 45% is charged against the trade credit. As of March 31, 2000 $523,921 of trade credits were outstanding. The Company expects to utilize these credits by the end of the year 2000.


(6)   NOTES RECEIVABLE - RELATED PARTIES

The Company has the following notes due from:

Principal Amount as of

                                     Interest
   Date of Note      Relationship       Rate      Maturity Date            Mar 31, 2000                 Dec. 31, 1999
   ------------      ------------       ----      -------------    --------------------                 -------------
Mar 11, 1997            Officer         5.66 %     Mar 11, 2002     $             61,291               $       85,514
May 14, 1999            Supplier        8.25       May 14, 2001                  150,000                      150,000
Dec. 30, 1999           Supplier         -        Dec. 30, 2000                        -                       50,000
June 14, 1999           Officer         4.92      July 31, 2000                   72,000  (1), (2)             72,000
Sept. 3, 1999           Officer         5.50        May 1, 2000                   76,000  (1), (2)            200,000
Dec. 31, 1999           Officer         6.75     Sept. 30, 2000                   27,347                       16,491
Various Dates           Others                                                    52,370                       87,000

                                                                    --------------------               --------------
                                                                    $           439,008                $      661,005
                                                                    ====================               ==============
(1)   Non-recourse
(2) Secured by pledge of common stock of SafeScience, Inc.


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

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material adverse effect on the Company's 2000 financial position and results of operations.

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW

     SafeScience is a "responsible science" company. We have chosen a business model which spans multiple products, markets, industries and technologies, all united through a common goal exemplified in our mission "making chemical safety a lifestyle choice." We are focused on three distinct business segments: biotechnology, consumer products, and agricultural products, tied together with a branding and marketing strategy. We have unified these seemingly disparate businesses by seeking to fill an important need which exists in many areas of modern life: to provide safe alternatives to products which include hazardous chemicals. This concept is embodied in the word "SafeScience", which is an idea and a lifestyle as well as a brand. Our mission is to build a comprehensive world brand that introduces chemical safety and product performance to human therapeutics and to many aspects of consumer, institutional and agricultural life.

         We began as a carbohydrate chemical company, and continue to build on carbohydrate technology. Yet we have expanded our efforts to research, develop and market products beyond carbohydrate chemistry and into many other safe and innovative technologies, and are seeking to build a world brand based on our own products as well as technology we have licensed from or developed with strategic partners. All our products seek to achieve competitive standards of performance, as well as a strong environmental, health and safety profile. The SafeScience brand currently encompasses agricultural products, as well as, products for the consumer and institutional markets.

         We believe that the SafeScience trademark is an important asset. The mark has been registered in the United States and is in the process of registration in major markets throughout the world. It communicates our mission and identity, creating the foundation for a world brand which identifies not only products but the core principle behind them. The message of the SafeScience brand has attracted retailers, distributors, consumers, scientists and development partners to us, allowing us to grow through activities such as licensing, partnering and joint ventures in research and development. It has also allowed us to pursue a strategy which is novel in "corporate" or store branding: a "better-than brand" positioning. Historically, corporate or store brands have been marketed based purely on price since they are cheaper than leading brands. Co-branding with SafeScience allows a corporate brand to offer a qualitative difference, where "SafeScience" is used descriptively, not just as an identifier of origin.

         We conduct our business through two wholly-owned subsidiaries. One subsidiary, SafeScience Products, Inc. ("SafeScience Products"), operates our consumer and institutional, agricultural, and horticultural products business. This subsidiary is also responsible for the marketing and brand management of all our products. SafeScience Products' consumer and institutional products currently for sale include an innovative line of safe, industrial-strength cleaning products, chemically safe consumer household cleaning products, and a home and garden care line.

         We recognized our first revenues in the second quarter of 1999 through sales of consumer cleaning and home and garden products through various retail channels. Additional products and product lines are in various stages of development. In the agricultural, and home and garden markets, SafeScience Products has developed and/or licensed an array of products that include a federal EPA-approved safe fungicide and a line of nutrient fertilizers. Additional fungicide, herbicide and insecticide products are in various stages of testing and development.

         Our second subsidiary, International Gene Group, Inc. ("IGG"), develops human therapeutics. IGG has been focused on developing GBC-590, a complex carbohydrate designed to combat cancer tumors and metastasis. Phase I studies have been completed. Phase IIA United States Food and Drug Administration ("FDA") clinical trials designed to determine the efficacy of GBC-590 for prostrate, pancreatic, colorectal, and liver cancer are expected to begin in 2000. Phase IIA trials for pancreatic cancer began in the second quarter of 2000. IGG has also developed CAN-296, a complex carbohydrate antifungal agent, which is being tested in animals to inhibit Candida infections.

         Our current strategy is focused on gaining a strong foothold in markets for our cleaning products, and to commence marketing efforts of our home and garden products and obtain EPA approval and commence sales for Elexa Plant Defense Booster ("PDB") for the 2000 season.

         In connection with this strategy, we have retained Daymon Associates, a leading corporate branding and retail sales company, to represent our consumer cleaning products to its retailing clients internationally. Daymon Associates has a large customer base of supermarkets, drug stores and mass merchandisers and works with numerous chains internationally. Our alliance with Daymon Associates provides our products access to major supermarkets, mass merchandisers, drug chains, wholesale clubs and food services stores, on both a national and international level, thus allowing the SafeScience brand a broader range of exposure than would have been possible had we attempted to approach retailers on our own. Sales for the three months ended March 31, 2000 attributable to this relationship represented 32% of all revenues.

         Our near-term objectives are as follows: to build sales and revenues for our consumer, industrial and agricultural products; to continue to expand our product lines by internal research and development, partnering and licensing; and to proceed through the various phases of FDA trials for our therapeutic products.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2000 VERSUS MARCH 31, 1999

         Sales increased from $0 for the three months ended March 31, 1999 to $572,551 for the three months ended March 31, 2000. This increase was attributable to shipments of various household and commercial cleaning products to individuals, retail and wholesale establishments, institutions, and municipalities. Approximately $136,000 or 24% of sales in the first quarter of 2000 were in exchange for $136,000 of advertising credits in a barter transaction.

         Cost of goods sold increased from $0 for the three months ended March 31, 1999 to $458,374 for the three months ended March 31, 2000. This increase was attributable to the shipments referred to in the preceding paragraph. The Company earned a gross profit on sales of $114,177 or 19.9 % for the three months ended March 31, 2000.

         General and administrative expenses decreased from $1,390,283 for the three months ended March 31, 1999 to $1,275,215 for the three months ended March 31, 2000, a decrease of $115,068 or 8.3%. This decrease was primarily attributable to a reduction of expenditures for professional services provided by outside consultants. Approximately $636,000 and $28,080 of 1999 and 2000 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

         Marketing  expenses  increased from $414,537 for the three months ended
March 31, 1999 to $860,912 for the three months ended March 31, 2000, an increase of $446,375 or 107.7%. This increase was due to increases in payroll, travel and consulting expenses pertaining to the Company's agricultural and institutional product lines and the continuing support efforts for the Company's consumer products in the marketplace.

         Research and development costs increased from $399,461 for the three months ended March 31, 1999 to $662,941 for the three months ended March 31, 2000, an increase of $263,480 or 66.0%. This increase was primarily attributable to additional costs for consultants, salaries and testing for new technologies, mostly costs of commencement of Phase II clinical trials for GBC-590. Approximately $19,206 and $0 of such 1999 and 2000 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

         During the first quarter of 2000, the Company agreed to retain Covance Inc. for the purpose of conducting studies to evaluate the effect of GBC-590 in clinical trials. The pancreatic cancer study may require approximately 25 months and may cost approximately $900,000. The colorectal cancer study may require 25 months and may cost approximately $1,650,000. A separate services agreement in support of the Company's CAN-296 product in an amount up to $360,000 was executed on January 31, 2000.

         Interest income decreased from $32,353 for the three months ended March 31, 1999 to $21,059 for the three months ended March 31, 2000, a decrease of $11,294 or 34.9%. This decrease was attributable to a reduction in cash available for temporary investment.

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


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000, the Company's operations utilized cash of approximately $2,389,800 primarily to fund the operating loss. The Company also invested $23,755 in fixed asset purchases. The uses of cash were offset by equity financings which resulted in net proceeds of approximately $8,505,000 to the Company during the three months ended March 31, 2000.

         As  of  March  31,  2000,   the  Company's   accumulated   deficit  was
approximately $29,389,000 and cash balances were $9,690,940.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material adverse effect on the Company's 2000 financial position and results of operations.

MARKET RISK

         The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of March 31, 2000, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

         The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2000, the fair value of the portfolio would decline by an immaterial amount.

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

         WE  HAVE  EXPERIENCED   SIGNIFICANT  OPERATING  LOSSES  THROUGHOUT  OUR
HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

         We began operations more than seven years ago and began to generate revenue only in the second quarter of 1999. Through March 31, 2000, we have only generated an aggregate of $1,941,000 from product sales. We have incurred approximately $29.4 million of operating losses since our inception, including $12.3 million in the year ended December 31, 1999 and $2.7 million for the three months ended March 31, 2000. Our operating losses can be expected to continue for the foreseeable future.

         MANY OF OUR PRODUCTS ARE STILL IN DEVELOPMENT, THERE ARE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES AND WE MAY BE UNABLE TO BRING NEW PRODUCTS TO MARKET

         Many of our proposed products require further research, development, laboratory testing, regulatory approval and/or demonstration of commercial scale manufacturing before they can be proven to be commercially viable. Many of these proposed products are in the development stage and are subject to the risks inherent in the development of new products, particularly those products based upon biotechnology. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during testing to be ineffective, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing and/or regulatory approval process for our proposed products will be completed. Our product development efforts may be unsuccessful, required regulatory approvals from U.S. or foreign authorities may not be obtained, and products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

         WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS

         We derive the majority of our revenues from a small number of customers. Our business would be seriously harmed if we do not generate as much revenue as expected from these customers or if any of these customers cease purchasing our products. For the year ended December 31, 1999 and the three months ended March 31,2000, 96% and 95% of our revenues came from four and twelve customers, respectively. Present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition and results of operations.

         IF WE ARE UNABLE TO SECURE A PATENT ON OUR CANCER DRUG GBC-590 OR IF EXISTING PATENTS IMPAIR OUR RIGHTS TO OUR CANCER DRUG, OUR ABILITY TO GENERATE REVENUES FROM GBC-590 WOULD BE SEVERELY HARMED

         We rely significantly upon proprietary technology. To the extent that we currently rely upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, others may independently develop similar technology and know-how or confidentiality may be breached.

         We have applied for a patent on GBC-590 but no patent has been issued. Our GBC-590 technology may not be granted patent protection, and may infringe on patents owned by others. A patent has been granted on a compound which is similar to GBC-590, the claims of which conflict with certain of the claims in the GBC-590 patent application. The degree of patent protection, if any, we will obtain for GBC-590 is unclear. The patent on GBC-590 may in fact not be granted or, if granted, it may be limited in such a way as to materially affect our ability to produce, market and sell GBC-590.

         Any claims against us or any purchaser or user of our products or patents, including GBC-590, asserting that our products or patents infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, disrupt our relationships with our customers or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

         WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY WE MAY BE UNABLE TO SUSTAIN OR INCREASE OUR REVENUES

         We license technology from third parties for use with our products. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. Some of the technology we license from third parties would be difficult to replace. The loss of any of these technology licenses would result in delays in the availability of our products until equivalent technology, if available, is identified, licensed and integrated. The use of replacement technology from other third parties would require us to enter into license agreements with these third parties, which could result in higher royalty payments and a loss of product differentiation.

         IF OUR PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL AND MEDICAL COMMUNITIES OUR BUSINESS WILL SUFFER

         Two of our three principal divisions are agricultural products and pharmaceuticals. Commercial sales of our proposed products in these areas, for use as fungicides or therapeutics, will substantially depend upon the products' efficacy and on their acceptance by the agricultural and medical communities. Widespread acceptance of our products will require educating the agricultural and medical communities as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

         IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER

         We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until in the opinion of our management, the size and scope of our business so warrants. While we have established manufacturing relationships with several firms that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

         Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. The use of a new manufacturer may cause significant interruptions in supply if the new manufacture has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

         WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGES IN THE MARKETS IN WHICH WE COMPETE, AND OUR FAILURE TO SUCCESSFULLY COMPETE OR ADOPT TO CHANGING TECHNOLOGY COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS

         Many companies, including large pharmaceutical, chemical, biotechnology and agricultural concerns, universities and other research institutions, with financial resources and research and development staffs and facilities substantially greater than ours, may develop or attempt to develop products that compete with our products. These companies may have the ability to devote far greater resources to researching, developing and marketing their products than we are able to do. In addition, the biotechnology industry is one in which technological change is extremely rapid. Our ability to anticipate changes in technology and industry standards together with regulatory changes and to successfully develop and introduce new and enhanced products on a timely basis will be significant factors in our ability to grow and remain competitive. Any products which we do develop may become technologically obsolete before we have had the ability to realize significant revenues or profits.

         OUR FAILURE TO MEET PRODUCT RELEASE SCHEDULES WOULD MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND MAY CAUSE OUR OPERATING RESULTS TO VARY SIGNIFICANTLY

         Delays in the planned release of our products may adversely affect forecasted revenues and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. Our failure to introduce new products on a timely basis could delay or hinder market acceptance and allow competitors to gain greater market share.

         CERTAIN OF OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR PRODUCTS WOULD SEVERELY HARM OUR BUSINESS

         The FDA regulates the manufacture, distribution and promotion of pharmaceutical products in the United States pursuant to the Federal Food Drug and Cosmetic Act and related regulations. We must receive premarket approval by the FDA for any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period. In addition, based on its review, the FDA may determine that additional clinical trials are required. We will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

         The investigation, manufacture and sale of agricultural products is subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Few of our agricultural products, will be able to be commercially marketed for use either in the United States or other countries without first obtaining the necessary approvals. While we hope to obtain regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all.

        REIMBURSEMENT PROCEDURES AND FUTURE HEALTHCARE REFORM MEASURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT THE SALE OF OUR PHARMACEUTICAL PRODUCTS

         Our ability to sell our pharmaceutical products successfully will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients for the costs of our pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

         ISSUANCES OF OUR SECURITIES ARE SUBJECT TO FEDERAL AND STATE SECURITIES LAWS AND CERTAIN PRIOR OFFERINGS OF OUR SECURITIES MAY NOT HAVE COMPLIED WITH APPLICABLE SECURITIES LAWS

         Issuances of securities are subject to federal and state securities laws. Certain prior private placement offerings of our securities may not have complied with requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and stockholders who purchased securities in such offerings, including, without limitation, rescission rights.

         WE HAVE LIMITED MARKETING ARRANGEMENTS IN PLACE AND OUR SALES FORCE IS SMALL AND THUS MAY BE UNABLE TO INCREASE OR SUSTAIN OUR REVENUES

         We may be unable to enter into arrangements with one or more agricultural, chemical and/or pharmaceutical companies to market certain of our products on favorable terms, and may therefore seek to market such products through independent distributors. Any independent distributors through which we distribute such products may also market competitive products. We may not be able to enter into distribution arrangements with terms which are satisfactory to us. We have only recently begun to develop our own sales force and its size is presently limited and may be inadequate for the sales and marketing activities that we plan to undertake with respect to our products. Our ability to market and sell our products may be adversely affected if we are unable to identify, employ and retain suitably qualified sales and marketing personnel.

         OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY

         Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. We have recently hired a Chief Financial Officer and Chief Operating Officer. At present, we employ approximately 40 full time employees and several part-time consultants. We depend upon the personal efforts and abilities of our officers and directors, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

         THE BUSINESSES IN WHICH WE ENGAGE HAVE A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUCCESSFUL SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED

         The testing, marketing and sale of agricultural and pharmaceutical products entails a risk of product liability claims by consumers and others. While we currently maintain product liability insurance which we believe to be adequate, such insurance may not continue to be available at a reasonable cost or may not be sufficient to fully cover any potential claims. In the event of a successful suit against us, the lack or insufficiency of insurance coverage could have a material adverse effect on our business and financial condition.

         WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, DILUTING THE INTEREST OF OUR STOCKHOLDERS

         We have entered into agreements with Strong River Investments, Inc. and Montrose Investments, Ltd. which obligate us to issue additional shares of common stock and warrants to purchase shares of common stock subject to certain conditions, including market capitalization, trading volume and share price conditions. In addition, pursuant to adjustable warrants we have issued to Strong River Investments and Montrose Investments we are required to issue additional shares of our common stock at $.01 per share, the number of such shares to be determined by a formula based on the then market price per share compared to the $14.45 per share purchase price paid by such entities. As of April 30, 2000 there are outstanding and exercisable options to purchase approximately 541,294 shares of common stock, at a weighted average exercise price of $11.24 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of shares of our capital stock.

         IF MONTROSE INVESTMENTS LTD. AND STRONG RIVER INVESTMENTS, INC. ENGAGE IN SHORT SELLING TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THEIR ADJUSTABLE WARRANTS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE

         Montrose Investments Ltd. and Strong River Investments, Inc. each owns an adjustable warrant that will vest on three dates determined by them over a period up to 18 months following the effectiveness of this registration statement. The number of shares that will be issuable at each vesting date will be determined according to a formula in which the number of shares issuable will be greater the lower the price of our common stock. Since the exercise price of the adjustable warrants is only $.01 per share, Montrose Investments Ltd. and Strong River Investments, Inc. have an incentive to sell short our common stock prior to each vesting date in order to cause the market price of our common stock to decline and greater number of shares to vest under the adjustable warrants. Montrose Investments Ltd. and Strong River Investments, Inc. could then exercise their adjustable warrants and use the shares of common stock received upon exercise to cover their short positions. Montrose Investments Ltd. and Strong River Investments, Inc. could thereby profit by the decline in the market price of the common stock caused by their short selling.

         THE TERMS OF OUR ADJUSTABLE WARRANTS MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK AND LIQUIDITY WOULD DECLINE

         To remain listed for trading on the Nasdaq SmallCap Market, we must abide by Nasdaq's rules regarding the issuance of "future priced securities." These rules apply to our adjustable warrants because additional shares of our common stock are issuable upon exercise based on a future price of our common stock.

         Nasdaq rules regarding future priced securities prohibit an issuer of listed securities from issuing 20% or more of its outstanding capital stock at less than the greater of book value or then current market value without obtaining prior stockholder consent. The number of shares issuable upon exercise of the adjustable warrants could exceed 20% of the number of our outstanding shares if the price of our common stock is substantially lower than $14.45 per share as of the vesting dates of the adjustable warrants. Although we did not obtain stockholder consent prior to issuing the adjustable warrants, we believe that Nasdaq will not delist our shares if we obtain shareholder approval before the adjustable warrants are actually exercised for a number of shares exceeding 20% of our outstanding shares. This is because the adjustable warrants contain provisions that (1) prohibit us from issuing a number of shares upon exercise that would exceed 19.999% of our outstanding shares, and (2) prevent the shares issued from being voted to approve the adjustable warrants. However, if Nasdaq disagrees with our interpretation of its rules, Nasdaq could delist our common stock from the Nasdaq SmallCap Market.

         If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we are unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheet." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, or common stock.

         IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE IN THE FUTURE, OUR STOCK PRICE COULD DECLINE

         Many shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of SafeScience and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may, in the future, increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely effect our ability to raise additional equity capital.

         BECAUSE OUR CURRENT MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY HAVE SUBSTANTIAL CONTROL OVER US

         The holders of the common stock do not have cumulative voting rights. Two of our executive officers, who are also Directors of SafeScience, own approximately 32% of the outstanding shares of common stock. These stockholders can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

         THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU

         The market price of the common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ - Small Cap) has been, and may continue to be, highly volatile. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the various industries in which we compete, may have a significant impact on the market price of our common stock.

         AN INVESTMENT IN OUR STOCK IS SPECULATIVE AND ENTAILS A HIGH DEGREE OF RISK

         There is nothing at this time upon which to base an assumption that our plans for our business will prove successful. If our plans prove unsuccessful, the purchasers of our shares of capital may lose all or a substantial part of their investment. Our operations are subject to numerous risks associated with the development of agricultural, consumer and pharmaceutical products, including the competitive and regulatory environment in which we operate. In addition, we may encounter unanticipated problems, including manufacturing, distributing and marketing difficulties, some of which may be beyond our financial and technical abilities to resolve. The failure adequately to address such difficulties could have a material adverse effect on our prospects and our financial condition.

         WE HAVE NOT PAID AND DO NOT INTEND TO PAY ANY DIVIDENDS

         To date, we have not paid any cash dividends on our common stock. Our Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Furthermore, as we may be required to obtain additional financing, there may be restrictions on our ability to declare any cash dividends on common stock in the future.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Set forth below is information regarding the sale of unregistered shares of capital stock issued by the Company during the three months ended March 31, 2000.

1. The Company issued to two accredited investors 346,020 shares of common stock at $14.45 per share, warrants to purchase 108,996 shares of common stock at an exercise price of $15.98 per share and warrants to purchase shares of common stock at an exercise price of $0.01 per share, the number of shares to be determined in the future according to a formula based on the then market price per share compared to the $14.45 per share purchase price paid by the purchasers in the offering. Net proceeds from the offering were $4,625,000. These securities were issued in reliance upon the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act.

2. The Company issued to four accredited investors 333,334 shares of common stock at $12.00 per share and warrants to purchase 75,758 shares of common stock at an exercise price of $15.98 per share. Net proceeds from the offering were $3,880,000. These securities were issued in reliance upon the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act.

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

         (a)   Exhibits

                       The following documents are incorporated herein by
              reference from the Registrant's Form 8-K filed on April 7, 2000:

              10.17    Securities  Purchase  Agreement by and among SafeScience,
                       Inc.,  Strong  River   Investments,   Inc.  and  Montrose
                       Investments Ltd. dated March 29, 2000.

              10.18    Form of Closing Warrant dated March 29, 2000.

              10.19    Form of Adjustable Warrant dated March 29, 2000.

              10.20    Registration  Rights  Agreement by and among SafeScience,
                       Inc.,  Strong  River   Investments,   Inc.  and  Montrose
                       Investments, Ltd. dated March 29, 2000.

              10.21 Letter Agreement by and among SafeScience, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.

                       The following document is an exhibit hereto:

               27.1    Financial Data Schedule.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K where filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of May 2000                                .
           ----          ----------------------------------------


                                SAFESCIENCE, INC.
                               (the "Registrant")





                                 BY:    /s/ Bradley J. Carver
                                        ------------------------------
                                        Bradley J. Carver, President, Treasurer,
                                        and a member of the Board of Directors






                                 BY:   /s/ John W. Burns
                                       ------------------------------
                                        John W. Burns, Chief Financial Officer