Form 10-K/A
period 1999-12-31
SAFESCIENCE INC
filed 2000-06-20
CIK 946661

FORM 10-K/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

                              Park Square Building
                         31 St. James Avenue, 8th Floor
                           Boston, Massachusetts 02116
         (Address of principal executive offices,including postal code.)

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

The number of shares outstanding each of the Registrant's classes of common stock, as of May 31, 2000 was 17,593,102.

                                EXPLANATORY NOTE

This Amendment No. 1 of Form 10-K to the Annual Report on Form 10-K of SafeScience, Inc. amends and restates in its entirety(i) Item 1 of Part I, (ii)
Item 7 of Part II to reflect corrections made to the Company's cash flow statement, (iii) Item 8 of Part II to correct the Company's cash flow statement for the year ended December 31, 1999 and to add information concerning sales of common stock, license agreements and stock option plans, and (iv) Item 14 of
Part IV solely to correct the date of Exhibit 23.1.

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

         In connection with this strategy, we have retained Daymon Associates, a leading corporate branding and retail sales company, to represent our consumer cleaning products to its retailing clients internationally. Daymon Associates has a large customer base of supermarkets, drug stores and mass merchandisers and works with numerous chains internationally. Our alliance with Daymon Associates helps provide our products access to major supermarkets, mass merchandisers, drug chains, wholesale clubs and food services stores, on both a national and international level, thus allowing the SafeScience brand a broader range of exposure than would have been possible had we attempted to approach retailers on our own.

         We have begun efforts to penetrate specific sectors of the institutional market that seemed particularly appropriate for SafeScience cleaning products, targeting large wholesalers that distribute to restaurants, prisons, hospitals, schools, hotels and office buildings.

         We use our Web Site not just as a channel to sell our products, but also as a resource for ideas and information about chemical safety in which we can share our mission with more people.

         While SafeScience Products is bringing products to market in the consumer and institutional arenas, IGG, our subsidiary for human therapeutics, has completed Phase I of human trials in the FDA approval process for GBC-590. We plan to commence various human Phase II trials in 2000 for testing on prostate, pancreatic, colorectal and liver cancers. Our objectives are as follows: to begin to build sales and revenues for our consumer products; to continue to expand our product lines by internal research and development, partnering and licensing; and to proceed through the various phases of FDA trials for our therapeutic products.

Products

SafeScience Products

         The business of SafeScience Products may be divided into three broad categories: consumer products, commercial products and agricultural products. All three categories of products are sold under the SafeScience(R) brand name. The agricultural products expected, subject to various regulatory approvals, to begin sales in 2000 or 2001 include a fungicide known as Elexa Plant Defense Booster (PDB), and a line of primary and secondary plant nutrients. Products in development include outdoor and indoor bioinsecticides. We have filed a product registration application for our indoor bioinsecticide with the Environmental Protection Agency. The Company's consumer products include a line of chemically safe consumer household cleaning products and a home and garden care line. The commercial product line presently consists of chemically-safe, cleaning products.

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

         The causes of sick buildings are numerous, ranging from poor ventilation and the presence of mites or fungal spores in older buildings, to chemicals off-gassed by office furniture, carpets and equipment which can be particularly concentrated inside new, airtight buildings. Cleaning products are now recognized as major contributors of indoor air pollutants. The EPA reports that "cleaning agents may emit volatile organic compounds (`VOC's). Research shows that some VOCs can cause chronic and acute health effects at high concentrations, and some are known carcinogens." Our commercial cleaning products are industrial-strength cleaning concentrates that offer the performance of the leading brands, without the harsh chemicals, thus providing a non-hazardous alternative to petroleum-distillate based, chlorinated, caustic or high-VOC content products.

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

         Some of the major benefits of our products are their competitive performance, their non-corrosive and non-abrasive qualities, and the fact that they are not hazardous to human health and are biodegradable. These products have been tested and used by a major U.S. airline, metropolitan mass transit systems, schools, hospitals and the U.S. Armed Forces, among others under a licensor's trade name. Sales under the SafeScience(R) brand name began in the second quarter of 1999.

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

         Our lead agricultural product, Elexa PDB, has been designed to inhibit the penetration and development of fungal pathogens in a variety of plants, including many important agricultural crops. In 1998 and 1999, Elexa PDB was tested in over 40 domestic and international field trials at several leading agricultural universities, at independent professional testing sites and through our overseas distributors. In certain of these trials Elexa PDB was shown to be effective in grapes, cucumbers and strawberries in eliciting the plant's own defenses against a variety of commercially significant diseases such as powdery mildew, downy mildew and gray mold.

         Elexa PDB 1% formulation has been approved by the United States Environment Protection Agency, ("EPA"). However, we are still awaiting approval by both EPA and the California state pesticide regulatory agency for the Elexa PDB 4% formulation. We intend to focus our approval efforts for Elexa on its use to control powdery mildew on grapes. If we obtain such approvals, we expect that sales of Elexa PDB may begin in 2001.

         Other agricultural products are in various stages of testing.

         Home and Garden Products. We intend to sell a unique fertilizer delivery granule for garden and shrub care in the consumer market. These granular fertilizer products include All-Purpose Garden and Fruit & Flower. These granular fertilizers use technology in which nutrients are embedded within cellulose fiber granules that are biodegradable and facilitate the controlled release of nutrients to the plant. The timed-release nitrogen formula promotes efficient plant uptake, minimizing the leaching of nitrogen into groundwater. The essential micronutrients, bioavailable potassium and specially processed humate also serve as an energy source for beneficial soil microorganisms. We expect to market several of these products for the growing season 2000.


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

         Complex Carbohydrate Substance (GBC-590). GBC-590 may offer a novel approach to controlling the progression of cancer, by disrupting the cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. The GBC-590 compound acts as a "molecular decoy" by recognizing specific substances called "lectins" on cancer cells, attaching itself to the lectins and preventing those cells from aggregating. GBC-590 may thus prevent metastasis, while the body's immune system destroys the individual cancer cells marked with the carbohydrate molecule.

         Phase I clinical trials of GBC-590, at the MD Anderson Cancer Center in Houston, Texas and at Pennsylvania Oncology and Hematology Associates, an
affiliate of the University of Pennsylvania - School of Medicine in Philadelphia, Pennsylvania, were completed in 1999. Phase I is intended to assess toxicity; GBC-590 was well tolerated in patients.

         There can be no assurances at present that injection with GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans. Phase II studies of GBC-590 are scheduled to commence at the Beth Israel/Deaconess Hospital in Boston, Massachusetts, the University of Chicago Pritzker School of Medicine in Chicago, Illinois and Christiana Healthcare, in Wilmington, Delaware, all subject to IRB approval, in 2000.

         CAN-296. CAN-296 is an anti-fungal agent derived from a naturally occurring complex carbohydrate, designed for treatment of Candida and Apsergillus infections. Candida, a common fungal disease, can take on two forms: deep-seated infections which can be fatal and superficial infections such as athlete's foot, skin infections and vaginitis. The former systemic Candida, as well as, Apsergillus infections are prevalent in immuno-suppressed patients including individuals undergoing cancer chemotherapy or transplant surgery as well as AIDS, leukemia and severe/progressed diabetes patients.

         Current therapies for Candida have been in the marketplace for more than 20 years and, when administered systemically, can have serious side effects. Despite substantial advances in patient care, there remains a 30-40% mortality rate from Candida in immuno-suppressed patients, and many strains of Candida have developed resistance to current anti-fungal agents.

         CAN-296 has been tested in vitro against many Candida pathogenic isolates including resistant strains and demonstrated superior efficacy. It killed or inhibited many fungal strains at concentrations lower than one microgram per milliliter. We may file an Investigational New Drug application ("IND") with the FDA during 2000 or 2001. There are no assurances that application of CAN-296 will prove effective in reducing or eliminating Candida infection in humans, and there have been no clinical studies or tests conducted to prove such an effect.

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

Government Regulation

         Certain of our activities are subject to extensive federal and local laws and regulations controlling the development, testing, manufacture and distribution of pesticide and pharmaceutical products. The pharmaceutical products of our IGG subsidiary are subject to regulation as therapeutics by FDA, while many of our agricultural and home and garden products, including Elexa PDB, are regulated as fungicides, insecticides or herbicides by the EPA and other Federal and state regulatory agencies. In addition, our products may also be subject to varying degrees of regulation by a number of foreign governmental agencies. Compliance with FDA and EPA regulations often results in substantial costs relating to laboratory and clinical testing of new products, for the preparation and filing of documents in required formats and for other testing. Moreover, there are no assurances that we will receive the approvals necessary to commercially market our products.

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

         The EPA approval process begins with the design and initiation of tests to determine the chemistry of the compound being submitted and its toxicity in animals. In addition, the manufacturing procedures must be clearly defined and submitted with the registration. Once the EPA approval process begins, it typically takes 12 to 14 months for approval of safer biological products. The EPA regulatory process for the first generation (1%) Elexa PDB has been completed. The Federal EPA and state regulatory approvals for a new 4% formulation of Elexa PDB are pending. The Company applied for California environmental protection agency registration for both the original and new formulation during the second half of 1999 and we are still awaiting California State approval. The Company will also seek to register its products with other state regulatory agencies. There can be no assurance that the Company will receive approval for all of Elexa PDB's labelling claims from the EPA or the state of California, or other state regulatory agencies if it is approved at all.

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

Marketing and Distribution

         The name "SafeScience" is an important asset. It is not only a brand name but also a statement of our philosophy. It has also served as the thesis of our marketing strategy, tying together a variety of products in a cross-section of categories. Our products will be marketed under the brand name "SafeScience," as well as various co-branded and private labels, in the United States. Our packaging communicates the products' performance and nontoxic profile. We have either registered or are in the process of registering the trademark SafeScience in all our targeted U.S. and foreign markets. We distribute our cleaning and home and garden products through national and local retailers, primarily in the New England region. We seek to develop relationships with additional retailers with the assistance of Daymon Associates and our international distributors, in addition to our own efforts to expand the distribution of our current and future products.

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

         Agriculture. We are marketing our commercial agricultural products both domestically and in foreign markets. We have established a network of independent distributors in over 25 countries throughout the world. These distributors recognize the combined business and social value of SafeScience and are committed to advancing economic, environmental and health benefits in their nations and worldwide. We anticipate that commercial sales may begin in 2000 of 2001 for several of our agricultural products.

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

         If non-cash compensation expenses were excluded from the results of operations, net loss for the years ended December 31, 1999 and 1998 would decrease from $(12,301,718) and $(6,473,505) to $(9,486,318) and $(4,474,293)
respectively. Loss per share for the periods would decrease from $(0.77) and $(0.50) to $(0.61) and $(0.34) respectively.

Results of Operations: December 31, 1998 versus December 31, 1997

         General and administrative expenses increased to $4,339,093 for the year ended December 31, 1998 from $2,428,072 for the year ended December 31, 1997, an increase of $1,992,894 or 82%. This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses resulting from the Company's increased research and development activities, and marketing and product promotion, an increase in the number of employees, increased travel expenses due to the Company's efforts to build worldwide distribution, and additional costs associated with shareholder and public relations. Compensation payments to various consultants and advisors of $1,141,750 in 1997 and $1,713,918 in 1998 resulted from the issuance of stock grants; stock options and warrants to purchase common stock.

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

Liquidity and Capital Resources

         Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $23,875,000. For the year ended December 31, 1999, the Company's operations utilized cash of $9,989,000 primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of $10,955,000 to the Company. In 1998, the Company's operations utilized cash of $4,493,000, which was offset by equity financings that resulted in net proceeds of $5,531,000.

         Capital expenditures for the year end December 31, 1999 were as follows:

                  Computer Software                    $ 58,517
                  Office Equipment                       11,883
                  Motor Vehicle                          25,026
                  Furniture and Fixtures                 95,601
                  Computer Equipment                    165,068
                  Machinery and Equipment                68,965
                                                       --------
                                                       $425,060
                                                       ========

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

         The Company made loans to related parties totaling $574,177 during the year ended December 31, 1999.

         The Company has entered into various licensing agreements that require future cash payments. Aggregate future payments under licensing agreements are approximately $200,000 of which approximately $50,000 is payable in 2000.

         During the first quarter of 2000, the Company agreed to retain Covance, Inc. for the purpose of conducting studies to evaluate the effect of GBC-590 in clinical trials. The duration of the pancreatic cancer study may cover approximately 25 months and may cost approximately $900,000. The colorectal cancer study may require 25 months and may cost approximately $1,650,000. A separate services agreement in support of the Company's CAN-296 product in an amount up to $360,000 was executed on January 31, 2000.

         As of December 31, 1999, the Company's cash balances were approximately $3,377,000, as compared to $3,439,000 as of December 31, 1998. The Company has no bank lines of credit or other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

         During the first quarter of 2000, the Company has raised $5,000,000 in a private placement offering of common stock whereby 346,020 shares were sold at $14.45 per share. These shares included a warrant to purchase 108,996 additional shares at $15.98 per share exercisable for five years, and a warrant to purchase shares at $0.01 per share, the number of shares to be determined in the future according to a formula based on the then price per share compared to the $14.45 common stock offering price. The purchasers have certain rights, including but not limited to, registration rights, rights-of-first-refusal, and adjustments for certain events. Net proceeds from the offering were $4,625,000. The purchasers have a commitment to purchase up to $2,000,000 additional shares upon the date at which the registration statement for the initial shares becomes effective, provided the date is no later than June 29, 2000. In addition, the purchasers have a commitment to purchase $7,000,000 in additional shares at the price equal to the lesser of (i) 110% of the average of the closing bid prices of the Company's Common Stock for the four trading days preceding the closing date of the tranche and (ii) $16.00, with additional warrants within 190 - 210 days from the closing of the initial transaction subject to conditions, including but not limited to, market capitalization, trading volume, and share price conditions.

         During the first quarter of 2000, the Company raised $4,000,000 in a private placement offering of common stock whereby 333,334 shares were sold at $12.00 per share. These shares included warrants to purchase 75,758 additional shares at $15.98 per share exercisable for five years. The purchasers have

"piggyback" registration rights in any registered public offering of common shares by the Company subject to standard underwriter consent and cut-backs and lock-ups.

         As of March 31, 2000, the Company's cash and cash equivalents was approximately $9,250,000.

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

   /s/ Arthur Andersen


   Boston, Massachusetts
   February 23, 2000
   (except for the matter discussed in Note 11, for which the date is March 30, 2000)


                                SAFESCIENCE, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                           1999                        1998
                                                                           ----                        ----

ASSETS
Current assets:
   Cash and cash equivalents .................................            $ 3,377,067                 $ 3,439,408
   Accounts receivable, net of allowance for doubtful
      accounts of approximately $43,000 at December 31,                        95,222                         ---
1999  ........................................................
Inventory ...................................................                 356,211                         ---
Prepaid expenses, trade credits and other current   assets  ..                538,823                     112,673
                                                                  -------------------         -------------------
           Total current assets   ............................              4,367,323                   3,552,081
                                                                  -------------------         -------------------

PROPERTY AND EQUIPMENT, AT COST
Computer, office and laboratory equipment ....................                470,614                     187,255
Furniture, fixtures and leasehold improvements  ..............                210,274                     114,673
Motor vehicles  ..............................................                 46,100                           -
                                                                  -------------------         -------------------
           Subtotal  .........................................                726,988                     301,929
Less accumulated depreciation ................................              (207,267)                    (81,704)
                                                                  -------------------         -------------------
           Total  ............................................                519,721                     220,224
                                                                  -------------------         -------------------

OTHER ASSETS .................................................
Note receivable-- related parties ............................                661,005                      86,827
Restricted cash...............................................                108,128                     108,128
Deposits......................................................                 14,068                       1,328
                                                                  -------------------         -------------------
      Total other assets .....................................                783,201                     196,283
                                                                  -------------------         -------------------
           Total assets.......................................             $5,670,245                  $3,968,588
                                                                  ===================         ===================











              The accompanying notes are an integral part of these consolidated financial statements.



                                SAFESCIENCE, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                          DECEMBER 31,
                                                                                          ------------
                                                                                   1999                    1998
                                                                                   ----                    ----

Current Liabilities:
Current portion of capital lease obligation..........................            $      -                $    4,608
Accounts payable.....................................................                484,208                246,813
Accrued liabilities..................................................                644,945                185,443
Deferred revenue.....................................................                 19,975                 19,975
                                                                                 -----------             ----------
           Total current liabilities.................................              1,149,128                456,839
                                                                                 -----------             ----------
Capital lease obligation, less current portion.......................                      -                 11,300
                                                                                 -----------             ----------
Commitments and contingencies (Note 7)...............................                      -                      -

Stockholders' equity:
Preferred stock, $.01 par value;  authorized - 5,000,000
shares;  issued and outstanding - None...............................                      -                      -
Common  stock,  $.01 par value;  authorized  -  100,000,000
shares;  issued and outstanding:
  16,835,923 shares at December 31, 1999
  14,107,216 shares at December 31, 1998.............................                168,359                141,072
Additional paid-in capital...........................................             34,388,615             17,749,766
Note receivable from officer - issuance of common stock..............             (3,343,750)                     -
Accumulated deficit..................................................            (26,692,107)           (14,390,389)
                                                                                 -----------             ----------
           Total stockholders' equity................................              4,521,117              3,500,449
                                                                                 -----------             ----------
Total liabilities and stockholders' equity...........................            $ 5,670,245             $3,968,588
                                                                                 ===========             ==========











              The accompanying notes are an integral part of these consolidated financial statements.



                                SAFESCIENCE, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                             1999               1998            1997
                                                                             ----               ----            ----
Sales......................................................             $1,368,513      $         -      $         -
Costs of Goods Sold........................................              1,410,731                -                -
                                                                       ------------     -----------      -----------
     Gross Loss............................................               (42,218)                -                -
                                                                       ------------     -----------      -----------

General and administrative expenses........................              6,500,041        4,339,093        2,428,072
Marketing expenses.........................................              3,194,589           81,793                -
Research and development expenses..........................              2,910,299        2,174,400        2,390,021
                                                                       ------------     -----------      -----------
     Operating loss........................................           (12,647,147)      (6,595,286)      (4,818,093)
                                                                       ------------     -----------      -----------

Other income (expense):
Interest expense...........................................                (8,063)            (392)                -
Interest income............................................                353,492          122,173           83,618
                                                                       ------------     -----------      -----------
     Total other income....................................                345,429          121,781           83,618
                                                                       ------------     -----------      -----------

Net loss...................................................          $(12,301,718)     $(6,473,505)     $(4,734,475)
                                                                       ============     ===========      ===========
Basic and diluted net loss per common share................              $  (0.77)        $  (0.50)        $  (0.43)
Basic and diluted weighted average number of common shares
     outstanding ..........................................             16,060,783       13,000,259       11,022,577














              The accompanying notes are an integral part of these consolidated financial statements.



                                SAFESCIENCE, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK                        NOTE                STOCKHOLDER
                                              -----------------------  ADDITIONAL    RECEIVED                EQUITY
FOR THE YEARS ENDED DECEMBER 31               NUMBER OF                  PAID-IN       FROM    ACCUMULATED  (DEFICIT)
1999, 1998, AND 1997                             SHARES       AMOUNT    CAPITAL      OFFICER    DEFICIT
----------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                     9,462,641      $94,626 $3,385,874            - (3,182,409)    $  298,091

Common stock issued for cash at $2.00 to
$3.00 per share with warrants attached, net      750,000        7,500  1,567,500            -                 1,575,000
of costs of   $175,000......................

Common stock issued as part of a private
placement at $2.50 per share with warrants
attached, net of issuance costs of $63,375..     463,000        4,630  1,076,995            -                 1,081,625

Common stock issued as part  of a private
placement at  $3.00 per share with warrants      533,867        5,339  1,596,478            -                 1,601,817
attached....................................

Common stock issued for common stock of
International Gene Group, Inc. minority          205,469        2,055    717,087            -                   719,142
interests...................................

Common stock issued for consulting services
and wages valued at $2.00 to $5.81 per share     195,800        1,958    822,300            -                   824,258

Stock options for 141,426 shares of common
stock issued for consulting and
professional services valued at $2.90 to               -            -    557,662            -                   557,662
$5.83 per option............................

Stock options exercised.....................     187,799        1,878     (1,878)           -                         -

Warrants exercised..........................     300,000        3,000    517,000            -                   520,000

Net loss....................................           -            -          -            -  (4,734,475)   (4,734,474)

BALANCE, DECEMBER 31, 1997                    12,098,576      120,986 10,239,018            -  (7,916,884)    2,443,120
----------------------------------------------------------------------------------------------------------------------
Common stock issued as part of a private
placement at  $2.75 per share with warrants      181,818        1,818    498,182            -                   500,000
attached....................................

Common stock issued as part of a private
placement at $3.00 per share with warrants       145,999        1,460    436,540            -                   438,000
attached....................................

Common stock issued as part of a private
placement at $4.25 per share, net of             406,206        4,062  1,621,114            -                 1,625,176
$101,200 in issuance costs..................

Common stock issued as part of a private
placement at $3.50 per share net of $97,220      646,918        6,469  2,155,275            -                 2,161,744
in issuance costs...........................

Common stock issued as part  of a private
placement at  $4.50 per share...............     179,222        1,792    804,710            -                   806,502

Common stock issued for services and wages
valued at $2.88 to $6.94 per share..........     332,263        3,323  1,289,926            -                 1,293,249

Common stock issued as charitable
contribution at $3.55 to $4.30 per share....       5,000           50     18,450            -                    18,500

Stock options issued for consulting and
professional services valued at $3.63 to               -            -    687,463            -                   687,463
$7.66 per option............................

Stock options exercised.....................     111,214        1,112       (912)           -                       200

Net loss....................................                                                -  (6,473,505)   (6,473,505)

BALANCE, DECEMBER 31, 1998                    14,107,216      141,072  17,749,766           - (14,390,389)    3,500,449
----------------------------------------------------------------------------------------------------------------------
Options exercised...........................      71,153          712       (127)           -                       585

Options granted to non-employees............           -            -    528,233            -                   528,233

Private placements net of $445,259 in          1,615,706       16,157  9,119,944            -                 9,136,101
issuance costs..............................

Stock issued for services...................     218,276        2,183  1,413,727            -                 1,415,910

Warrants exercised..........................     545,396        5,454  1,812,374            -                 1,817,828

Notes receivable from issuance of common         250,000        2,500  3,341,250   (3,343,750)                        -
stock.......................................

Common stock issued as legal settlement.....      20,453          204    306,590            -                   306,794

Cashless options exercised..................       7,723           77    116,858            -                   116,935

Net loss....................................           -            -          -            -   (12,301,718)(12,301,718)

BALANCE, DECEMBER 31, 1999                    16,835,923     $168,359  $34,388,615 $(3,343,750)$(26,692,107)$ 4,521,117

                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.



                                SAFESCIENCE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                               ------------------------
                                                                      1999                1998               1997
                                                                      ----                ----               ----
Cash Flows from Operating Activities:
Net loss...................................................          $(12,301,718)       $(6,473,505)      $ (4,734,475)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Operating expenses paid in common stock and options...             2,367,871          1,999,212          1,382,460
     Issuance of stock for minority interest...............                     -                  -            719,142
     Depreciation and amortization.........................               125,563             53,684             15,545
Changes in assets and liabilities:
    Accounts receivable....................................               (95,222)                 -                  -
    Inventory..............................................              (356,211)                 -                  -
    Prepaid expenses, trade credits and other current
    assets.................................................              (426,150)           (61,354)           (31,678)
    Accounts payable.......................................               237,395             97,959             86,206
    Accrued liabilities....................................               459,503           (119,320)           176,663
    Deferred revenue.......................................                     -              9,975             10,000
                                                                       -----------        -----------        -----------
          Net cash used in operating activities............            (9,988,969)        (4,493,349)        (2,376,137)
                                                                       -----------        -----------        -----------
Cash Flows from Investing Activities:
    Purchases of property and equipment....................              (425,060)          (205,188)           (39,744)
    Loans to related parties...............................              (574,177)                 -            (90,000)
    Repayment of stockholders' loans.......................                     -              1,167                767
    Decrease (increase) in deposits, net...................               (12,741)             5,000             (4,539)
    Net cash paid in acquisition...........................                     -                  -                  -
    Decrease in restricted cash............................                     -             11,010           (119,138)
                                                                       -----------        -----------        -----------
          Net cash used in investing activities............            (1,011,978)          (188,011)          (252,654)
                                                                       -----------        -----------         ----------
Cash Flows from Financing Activities:
    Short-term borrowing...................................                     -                  -                  -
    Payment on short-term borrowing........................                     -                  -                  -
    Payments on notes payable..............................               (15,908)                 -                  -
    Payments for obligations under capital lease...........                     -             (5,166)                 -
    Proceeds from issuance of common stock.................              9,136,101         5,531,422           4,778,442
    Proceeds from exercise of warrants.....................              1,817,828                 -                   -
Proceeds from issuance of common stock on
    exercise of options....................................                   585                200                   -
                                                                       -----------        -----------        -----------
         Net cash provided by financing activities.........            10,938,606          5,526,456           4,778,442
                                                                       -----------         ---------         -----------
Net (Decrease) Increase in Cash............................               (62,341)           845,096           2,149,665
Cash and Cash Equivalents, beginning of period.............             3,439,408          2,594,312             441,661
                                                                       -----------        -----------        -----------
Cash and Cash Equivalents, end of period...................            $3,377,067         $3,439,408         $ 2,594,312
                                                                       ==========         ==========         ===========
Supplemental Disclosure of Cash Flow Information:
Equipment acquired under capital lease obligations.........                     -             21,074                  -
Note receivable from issuance of common stock..............             3,343,750                  -                  -
Supplemental Disclosure of Cash Flow  Information:
Cash paid for interest.....................................                   319                392                  -
                      The accompanying notes are an integral part of these consolidated financial statements.


                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

         (f) INVENTORY

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                 DECEMBER 31, 1999
                 Raw Materials.............................         $266,702
                 Finished goods............................           89,509
                                                                   ---------
                 Total inventory...........................         $356,211
                                                                    ========


         (g) DEPRECIATION AND AMORTIZATION

        The  Company   provides  for   depreciation   and   amortization   using
straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

                 ASSET CLASSIFICATION                  ESTIMATED USEFUL LIFE
                 --------------------                  ---------------------
                 Computer, office &  laboratory
                 equipment........................            3 - 5 years
                 Furniture and fixtures...........              7 years
                 Motor vehicles...................              4 years

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

         (k) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

        The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. The Company's sales are primarily confined to one geographic area. During the year ended December 31, 1999, 99.3% of all sales were in the United States. To date, the Company has viewed its operations and manages its business as two principal operating segments: SafeScience products and pharmaceuticals. Revenues and cost of revenues to date relate to SafeScience products. Our financial information has been reported on the basis that we use internally for evaluating segment performance and deciding how to allocate resources to segments.

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

         (m) FINANCIAL INSTRUMENTS

        The estimated fair values of the Company's consolidated financial instruments, which include cash equivalents, notes receivable and accounts payable, approximate their carrying value due to the short maturity of these instruments. The estimated fair value of the Company's capital lease obligations approximates its carrying value based upon the current rates offered to the Company for similar type arrangements. As of December 31, 1999 there were no capital lease obligations.

         (n) POST RETIREMENT BENEFITS

        The Company has no obligations for post retirement benefits.

         (o) RECLASSIFICATION

        Certain items in the prior years consolidated financial statements have been reclassified to conform to their 1999 presentation.

         (p) DERIVATIVE INSTRUMENTS AND HEDGING ACCOUNTING

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement as amended by SFAS No. 137 is effective for the year ended December 31, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

2.       NOTES RECEIVABLE - RELATED PARTIES

        Notes receivable from related parties includes $85,514 of promissory notes from two officers/stockholders of the Company. The loans are payable in monthly installments of $375 and $160, including interest at 5.66% and 6.65%, respectively, with final payments of $60,601 due on March 11, 2002 and $23,603 due on June 20, 2002. Each note is collateralized by shares of the Company's common stock held by each individual.

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

        During the second quarter of 1999, the Company advanced $72,000 to a senior executive and in the third quarter of 1999 advanced an additional $200,000 under two non-recourse promissory notes. The outstanding principal balance of the $72,000 promissory note accrues interest at 4.92% per annum, compounded semi annually and the outstanding principal balance of the $200,000 promissory note accrues interest at 5.35% per annum, compounded semi-annually. The executive has pledged 5,970 shares of the Company's common stock as collateral for the $72,000 promissory note and 9,553 shares of the Company's common stock as collateral for the $200,000 promissory note. All outstanding principal, together with accrued interest on the unpaid principal balance of the $72,000 and $200,000 promissory notes, are due August 4, 2000 and May 5, 2000, respectively. Pursuant to such promissory notes, the executive agreed not sell any shares of the Company's common stock prior to April 1, 2000 with respect to the $72,000 promissory note and January 1, 2000 with respect to the $200,000 promissory note.

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

3.       CAPITAL LEASE OBLIGATION

        During the year ended December 31, 1999, the Company purchased a vehicle that was previously leased. The capital lease obligations at December 31, 1998 consisted of the following:

                                                                    1998
                                                                    ----
Capital lease, due in monthly installments of $418,
including interest at 2.96% through
April 2002, secured by a motor vehicle........................      $15,908
Less-Current portion..........................................        4,608
                                                                 -----------
                                                                    $11,300
                                                                 ===========

Property and equipment under capital leases are capitalized using interest rates appropriate at the inception of each lease. The net book value of property and equipment under capital leases amounted to $16,859 at December 31, 1998. Property and equipment under capital leases were net of accumulated amortization of $4,215 at December 31, 1998.

4.       STOCKHOLDERS' EQUITY

         (a) AUTHORIZED SHARES

        On June 29, 1999, at the 1999 Stockholders' meeting, the Company's Articles of Incorporation were amended to increase the authorized common shares from 25,000,000 to 100,000,000.

         (b) SALES OF COMMON STOCK

        Between February 1996 and November 1996, the Company sold 1,142,431 shares of common stock in a private placement at prices ranging from $1.19 to $2.00 per share.

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

        During the period from September 1998 through December 1998, the Company completed a private placement of common stock. During the four months ended December 31, 1998, the Company sold 644,418 shares of common stock at $3.50 per share and recorded 2,500 shares in connection with costs associated with a prior private placement.

        In November 1998, the Company began a new private placement of common stock. Through December 31, 1998, the Company sold 179,222 shares of common stock at $4.50 per share. During the year ended December 31, 1999 the Company sold 1,399,101 shares of common stock at $ 4.50 per share.

        In July 1999 the Company began a new private placement of common stock. During the period from July 1, 1999 through December 31, 1999 the Company sold 216,605 shares of common stock. The price per share has been calculated for each investor based upon the average fair market value of the stock for a specified period preceding the purchase date.

         (c) STOCK OPTION PLAN

        The Company has a Nonqualified Stock Option Plan (1996 Plan) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 1999, no options to purchase shares were available for future grant.

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

                                            WEIGHTED AVERAGE      EXERCISE PRICE
                                            NUMBER OF SHARES        PER SHARE
                                            ----------------        ---------
         BALANCE, DECEMBER 31, 1996              154,706              $  0.01
         Granted                                 141,426                 0.01
         Exercised                              (187,799)                0.01
                                                ---------            --------
         BALANCE, DECEMBER 31, 1997              108,333              $  0.01
         Granted                                 193,028                 1.72
         Exercised                              (111,214)                0.01
                                                ---------            --------
         BALANCE, DECEMBER 31, 1998              190,147              $  1.74
         Granted                                 486,931                12.94
         Exercised                               (78,877)                3.67
         Forfeited                               (12,777)               13.38
                                               ----------             -------
         BALANCE, DECEMBER 31, 1999              585,424              $ 10.42
                                                ========              =======
         Exercisable December 31, 1997           108,333                 0.01
         Exercisable December 31, 1998           108,597                 1.74
         Exercisable December 31, 1999           561,424                10.42

        The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1999:


                                          OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                                           -------------------                           -------------------

      RANGE OF                              WEIGHTED AVERAGE         WEIGHTED
      EXERCISE               NUMBER            REMAINING              AVERAGE           NUMBER      WEIGHTED AVERAGE
      PRICES              OUTSTANDING       CONTRACTUAL LIFE      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
      ------              -----------       ----------------      --------------     -----------     --------------
      $ 0.01                 70,912            8.3 years             $ 0.01             70,912         $  0.01
      3.00                   30,000            8.0 years               3.00             30,000            3.00
      5.50                   60,000            9.0 years               5.50             36,000            5.50
      11.00 to 14.56          5,112            9.5 years              13.94              5,112           13.94
      13.38                 419,400            2.5 years              13.38            419,400           13.38
                            -------                                                    -------

                            585,424                                                    561,424
                            =======                                                    =======

         (d) PRO FORMA DISCLOSURES OF STOCK-BASED COMPENSATION

        In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1999, 1998 and 1997 using the Black-Scholes option pricing model.

        The weighted average assumptions used for 1999, 1998 and 1997 are as follows:


                                                                      1999                1998                 1997
                                                                      ----                ----                 ----
        Risk-free interest rate....................                   5.8%         4.2% - 5.6%          5.8% - 6.8%
        Expected dividend yield....................                      -                   -                    -
        Expected life..............................                5 years             5 years              5 years
        Expected volatility........................                    60%                 60%                  60%
        Weighted average fair value of options
        granted....................................                 $ 8.84              $ 2.52               $ 2.49


        Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net loss would have been as follows:


                                                                      1999                1998                 1997
                                                                      ----                ----                 ----
        As Reported Net loss........................        $ (12,301,718)       $ (6,473,505)        $ (4,734,475)
        Pro Forma Net loss..........................          (12,792,904)         (6,516,065)          (4,734,475)
        Basic and diluted net loss per common share.
                                                                  $ (0.77)            $ (0.50)           $   (0.43)
        Basic and diluted net loss per common share.
                                                                $   (0.80)          $   (0.50)           $   (0.43)

         (e) WARRANTS

        The following table summarizes all warrant activity in connection with equity financing as of December 31, 1999:

                                                                                          WARRANTS
                                                                         ----------------------------------------

                                                                                              WEIGHTED AVERAGE
                                                                          NUMBER             EXERCISE PRICE PER
                                                                         OF SHARES                 SHARE
                                                                         ---------        -----------------------

        BALANCE, DECEMBER 31, 1996 . . . . . . .. . .                       747,500                $ 3.59
        Granted  . . . . . . . . . . . . . . . . . . . . . . . .            445,930                  4.06
        Exercised . . . . . . . . . . . . . . . . . . . . . . .            (300,000)                 1.73
        Cancelled . . . . . . . . . . . . . . . . . . . . . . .            (400,000)                 5.00
                                                                           ---------              -------
        BALANCE, DECEMBER 31, 1997 . . . . . . . . . .                      493,430                  4.00
        Granted  . . . . . . . . . . . . . . . . . . . . . . . .            156,955                  7.45
                                                                           ---------
        BALANCE, DECEMBER 31, 1998 . . . . . . . . . .                      650,385                  4.10
        Granted  . . . . . . . . . . . . .  . . . . . . . . . .              14,750                  4.75
        Exercised   . . . . . . . . . . . . . . . . . . . . . .            (551,678)                 4.75
        Cancelled   . . . .. . . . . . . . . . . . . . . . . .              (38,457)
                                                                           ---------              -------
        BALANCE, DECEMBER 31, 1999 . . . . . .  . . . .                      75,000               $ 10.40
                                                                           ========               =======
        Exercisable, December 31,  1997 . . . . . . . .                     493,430                  4.00
        Exercisable, December 31, 1998 . . . .  . . . .                     650,385                  4.10
        Exercisable, December 31, 1999 . . . . . . . .                       75,000                 10.40


         (f) ACQUISITION OF MINORITY INTEREST IN SUBSIDIARY

        In 1997, the Company acquired the remaining minority interest in its subsidiary, International Gene Group, Inc. by issuing 205,469 shares of restricted stock in exchange for outstanding shares in the subsidiary. Research and development costs have been charged for $719,142, which represented the fair market value of the shares issued.

5.       RELATED PARTY TRANSACTIONS

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

6.       TRADE CREDITS

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

7.       COMMITMENTS

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

        Minimum future payments under the operating leases as of December 31, 1999 for each of the next five calendar years are approximately as follows:

                     YEARS ENDING
                     DECEMBER 31,
                     ------------
                     2000..............         $308,000
                     2001..............          307,000
                     2002..............          316,000
                     2003..............          337,000
                     2004..............          142,000
                                             -----------
                                              $1,410,000
                                             ===========

        Rent expense in the accompanying consolidated statements of operations was approximately $223,000, $100,000 and $45,700 in 1999, 1998, and 1997
respectively.

8.       LICENSING AGREEMENTS

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

        During the year ended December 31, 1999 the Company's agreement with EarthGreen Products, Inc. was terminated. No payments were made during 1999 or 1998.

9.       INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

        At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $25,168,000, which expire through 2019. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholder over a three-year period.

        The components of the Company's deferred tax asset follow:

                                                                     1999                      1998
                                                                ------------               -----------

         Net operating loss carryforwards                       $ 10,067,000               $ 5,405,000
         Tax credit carryforwards                                    465,000                   296,000
         Temporary differences                                       (42,000)                  174,000
                                                                ------------               -----------
         Total deferred tax assets                                10,490,000                 5,875,000
         Less Valuation allowance                                (10,490,000)               (5,875,888)
                                                                ------------               -----------
         DEFERRED TAX ASSETS                                    $          -               $         -
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

10.      EMPLOYEE BENEFIT PLAN

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

11.      SUBSEQUENT EVENTS

        During the first quarter of 2000, the Company has raised $5,000,000 in a private placement offering of common stock whereby 346,020 shares were sold at $14.45 per share. These shares included a warrant to purchase 108,996 additional shares at $15.98 per share exercisable for five years, and a warrant to purchase shares at $0.01 per share, the number of shares to be determined in the future according to a formula based on the then price per share compared to the $14.45 common stock offering price. The purchasers have certain rights, including but not limited to, registration rights, rights-of-first-refusal, and adjustments for certain events. Net proceeds from the offering were $4,625,000. The purchasers have a commitment to purchase up to $2,000,000 additional shares also at $14.45 per share upon the date at which the registration statement for the initial shares becomes effective, provided the date is no later than June 29, 2000. In addition, the purchasers have a commitment to purchase $7,000,000 in additional shares at the price equal to the lesser of (i) 110% of the average of the closing bid prices of the Company's Common Stock for the four trading days preceding the closing date of the tranche and (ii) $16.00, with additional warrants within 190 - 210 days from closing of the initial transaction subject to conditions, including but not limited to, market capitalization, trading volume, and share price conditions.

        During the first quarter of 2000, the Company raised $4,000,000 in a private placement offering of common stock whereby 333,334 shares were sold at $12.00 per share. These shares included warrants to purchase 75,758 additional shares at $15.98 per share exercisable for five years. The purchasers have "piggyback" registration rights in any registered public offering of common shares by the Company subject to standard underwriter consent and cut-backs and lock-ups.


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

10.15    Consulting Agreement with Michelangelo LCC, dated September 1997.

10.16    Agreement with Leket-Bar Chemicals, Ltd., dated October 1997

99.1     Office Lease

         The following documents are an exhibit hereto:

23.1     Consent of Arthur Andersen LLP

27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts, on this 20th day of June, 2000.

                        SAFESCIENCE, INC.

                        BY: /s/ Bradley J. Carver
                            ----------------------------------------------------
                            Bradley J. Carver, Chief Executive Officer,
                            President and Treasurer

                            /s/ John W. Burns
                            ----------------------------------------------------
                            John W. Burns, Chief Financial Officer and Secretary

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures                          Title                               Date

/s/ Bradley J. Carver
---------------------
Bradley J. Carver          Chief Executive Officer, President,     June 20, 2000
                           Treasurer and a member of the
                           Board of Directors

/s/ Brian G. R. Hughes
----------------------
Brian G.R. Hughes          Chairman of the Board of Directors      June 20, 2000


/s/ David W. Dube
--------------------
David W. Dube              Director                                June 20, 2000