Form 10-Q/A
period 2000-03-31
SAFESCIENCE INC
filed 2000-06-20
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
          -------------------------------------------------------------
                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                    YES    [ X ]           NO    [      ]
The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at May 31, 2000 was 17,593,102 shares.

                                EXPLANATORY NOTE

This Amendment No. 1 of Form 10-Q to the Quarterly Report on Form 10-Q for the period ending March 31, 2000 of SafeScience, Inc. amends and restates in its entirety Item 1 of Part I to reflect corrections to the Company's cash flow statement and to add information in the notes to the financial statements concerning trade credits and license agreements.

ITEM 1.  FINANCIAL STATEMENTS



                                SAFESCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                                   March 31,          December 31,
                                                                                      2000                1999
                                                                               -----------------------------------------
Current assets:
    Cash and cash equivalents                                                           9,690,940             3,377,067
    Accounts receivable, net of allowances of approximately
       $ 68,000 at March 31, 2000 and $43,000 at December 31, 1999                        310,598                95,222
    Inventory                                                                             478,639               356,211
    Prepaid expenses, trade credits and other current assets                              605,654               538,823
                                                                               -----------------------------------------
          Total current assets                                                         11,085,831             4,367,323
                                                                               -----------------------------------------

Property and equipment, at cost
    Computer, office and laboratory equipment                                             486,673               470,614
    Furniture, fixtures and leasehold improvements                                        217,970               210,274
    Motor vehicles                                                                         46,100                46,100
                                                                               -----------------------------------------
                                                                                          750,743               726,988
       Less-accumulated depreciation                                                    (242,097)             (207,267)
                                                                               -----------------------------------------
                                                                                          508,646               519,721
                                                                               -----------------------------------------

Other assets:
    Notes receivable - related parties (Note 6)                                           439,008               661,005
    Restricted cash                                                                       108,128               108,128
    Deposits                                                                               14,068                14,068
                                                                               -----------------------------------------

          Total other assets                                                              561,204               783,201
                                                                               -----------------------------------------

          Total assets                                                               $ 12,155,681           $ 5,670,245
                                                                               =========================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Accounts payable                                                                      726,472               484,208
    Accrued liabilities                                                                   673,619               644,945
    Deferred revenue                                                                       19,975                19,975
                                                                               -----------------------------------------
          Total current liabilities                                                     1,420,066             1,149,128
                                                                               -----------------------------------------

Stockholders' equity:
    Preferred stock, $.01 par value
      Authorized -5,000,000 shares
      issued and outstanding - None
                                                                                                -                     -
    Common stock, $.01 par value
    Authorized -100,000,000 shares
    Issued and outstanding  - 17,595,777 and 16,835,923
       shares at March 31, 2000 and  December 31, 1999, respectively                      175,958               168,359
    Additional paid-in capital                                                         43,292,056            34,388,615
    Note receivable from officer -Issuance of common stock                            (3,343,750)           (3,343,750)
    Accumulated deficit                                                              (29,388,649)          (26,692,107)
                                                                               -----------------------------------------
          Total stockholders' equity                                                   10,735,615             4,521,117
                                                                               -----------------------------------------

          Total liabilities and stockholders' equity                                 $ 12,155,681           $ 5,670,245
                                                                               =========================================
        The accompanying notes are an integral part of these consolidated financial statements.




                                SAFESCIENCE, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                      Three Months Ended March 31,
                                                -----------------------------------------
                                                      2000                   1999
                                                ------------------    ------------------

Sales                                                  $  572,551 $           -

Cost of goods sold
                                                          458,374             -
                                                ----------------------------------------

    Gross profit
                                                          114,177             -
                                                ----------------------------------------

Operating expenses:
    General and administrative                          1,275,215             1,390,283
    Sales and marketing                                   860,912               414,537
    Research and development                              662,941               399,461
                                                ----------------------------------------
       Total operating expenses                         2,799,068             2,204,281
                                                ----------------------------------------

Operating loss                                        (2,684,891)           (2,204,281)
                                                ----------------------------------------

Other income (expense):
    Other expense                                        (32,710)               (1,417)
    Interest income                                        21,059                32,353
                                                ----------------------------------------
         Total other income (expense)                    (11,651)                30,936
                                                ----------------------------------------

Net loss                                              (2,696,542)           (2,173,345)
                                                ========================================

Basic and diluted net loss per common share            $   (0.16)            $   (0.15)
                                                ========================================

Weighted average number of common
    shares outstanding                                 17,143,728            14,762,172
                                                ========================================










        The accompanying notes are an integral part of these consolidated financial statements.



                                SAFESCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                               ----------------------------------------
                                                                                      2000                  1999
                                                                               -------------------     ----------------
Cash flows from operating activities:
    Net loss                                                                          (2,696,542)          (2,173,345)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Operating expenses paid in common
         stock and options                                                                405,611              655,206
       Depreciation and amortization                                                       34,830               22,288
       Changes in assets and liabilities:
           Accounts receivable                                                          (215,376)                    -
           Inventory                                                                    (122,428)            (270,920)
           Prepaid expenses and other current assets                                     (66,831)             (20,490)
           Accounts payable                                                               242,264              159,776
           Accrued liabilities
                                                                                           28,674              381,452
                                                                               ----------------------------------------
             Net cash used in operating activities                                    (2,389,798)          (1,246,033)
                                                                               ----------------------------------------

Cash flows from investing activities:
    Purchase of property and equipment                                                   (23,755)            (104,773)
    Repayment of loans to related parties, net                                            221,997                  321
    Deposits paid, net                                                                          -             (11,370)
                                                                               ----------------------------------------
             Net cash provided by (used in) investing activities                          198,242            (115,822)
                                                                               ----------------------------------------


Cash flows from financing activities:
    Payments on obligations under capital lease
                                                                                                -             (1,144)
    Proceeds from sale of common stock, net of issuance costs                           8,505,000           5,834,795
    Proceeds from exercise of common stock options
                                                                                              429                    -
                                                                               ----------------------------------------
         Net cash provided by financing activities                                      8,505,429            5,833,651
                                                                               ----------------------------------------

Net increase in cash and cash equivalents                                               6,313,873            4,471,796

Cash and cash equivalents, beginning balance                                            3,377,067            3,439,408
                                                                               ----------------------------------------

Cash and cash equivalents, ending balance                                             $ 9,690,940           $7,911,204
                                                                               ========================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest                                                               $      -             $    110
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

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


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

(h)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

         Asset Classification                              Estimated Useful Life
         --------------------                              ---------------------

         Computer, office and laboratory equipment              3 - 5 years
         Furniture and fixtures                                     7 years
         Motor vehicles                                             4 years

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


Our financial information has been reported on the basis that we use internally for evaluating segment performance and deciding how to allocate resources to segments.

(m)       Concentration of Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional risk beyond amounts provided for returns is believed by management to be inherent in the Company's accounts receivable. For the three months ended March 31, 2000, four customers represented 97% of revenues and 97% of accounts receivable.

(2)  STOCKHOLDER'S EQUITY

(a)  Private Placement Offerings

In March 2000, the Company raised $5,000,000 in a private placement offering of common stock in which 346,020 shares were sold at $14.45 per share. The purchasers also received a warrant to purchase 108,996 additional shares of common stock at $15.98 per share exercisable for five years, and a warrant to purchase shares at $0.01 per share, the number of shares of common stock to be determined in the future according to a formula based on the then market price per share compared to the $14.45 per share sales price paid by the purchasers in the offering. The purchasers have certain rights, including but not limited to, registration rights, rights-of-first-refusal, and adjustments for certain events. Net proceeds from the offering were $4,625,000. The purchasers have a commitment to purchase up to $2,000,000 of additional common stock at $14.45 per share upon the date at which the registration statement for the initial shares becomes effective, provided the date is no later than June 29, 2000. In addition, the purchasers have a commitment to purchase $7,000,000 of additional common stock at the price equal to the lesser of (i) 110% of the average of the closing bid prices of the Company's common stock for the four trading days preceding the closing date of the tranche and (ii) $16.00, with additional warrants within 190 - 210 days from the closing of the initial transaction subject to conditions, including but not limited to, market capitalization, trading volume, and share price conditions.

Also during March 2000, the Company raised an additional $4,000,000 in a private placement offering of common stock in which 333,334 shares were sold at $12.00 per share. The purchasers also received warrants to purchase 75,758 additional shares of common stock at $15.98 per share exercisable for five years. Net proceeds from the offering were $3,880,000. The purchasers have

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


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

                                                             Stock Options
                                                               Weighted -
                                                               Average
                                           Number              Exercise Price
                                          Of Shares             Per Share

Balance December 31, 1999                  585,424               $  10.42
   Granted                                     -                      -
   Exercised                              (42,876)                    .01
   Cancelled                               (1,254)                  12.03
                                        -----------               --------
Balance March 31, 2000                     541,294                $ 11.24
                                           =======                =======
As of March 31, 2000, the Company had committed to grant 40,000 shares of common stock upon the attainment of future milestones.

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

(c)  Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2000.

                                                                  Weighted -
                                                                   Average
                                                Number           Exercise Price
                                                Of Shares          Per Share

Balance December 31, 1999                      75,000               $ 10.40
    Issued                                    184,754                 15.98
     Exercised                                   -                      -
                                            -----------             --------
Balance March 31, 2000                        259,754               $ 14.37
                                            ===========             ========


(3)  LICENSING AGREEMENTS

The Company and Volcani Institute have agreed not to continue their research program, however, the Company has retained the right to sell licensed products under a royalty arrangement. During the three months ended March 31, 2000 and 1999, no payments were paid under this agreement.

In January 2000, the Company terminated its agreement with PhytoPharmaceuticals, Inc and Girma Mitiku, Ph.D. under which the Company licensed certain products and employed Dr. Mitiku. During the three months ended March 31, 2000 and 1999, the Company made payments of $25,128 and $16,633, respectively, under this agreement.

In January 2000, the Company terminated its distribution agreement with Interbox Co. Ltd. During the three months ended March 31, 2000 and 1999, no payments were paid under this agreement.

(4)  INVENTORY

Inventory is stated at lower of cost (first-in, first-out) or market and consist of the following:

                                 March 31, 2000         March 31, 1999
                                 --------------         --------------

         Raw Materials              $391,257                  $270,920
         Finished Goods               87,382                         0
                                  ----------                  --------

Total Inventory                     $478,639                  $270,920
                                  ==========                  ========

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


(5)      TRADE CREDITS

The Company has entered into trade agreements with two barter companies for the exchange of goods and services. One barter company purchased approximately $130,000 of product from the Company during the three months ended March 31, 2000 and paid for these products by issuing $130,000 of advertising credits. The barter company acquires media time on behalf of the Company; 55% of the net cost of all media time utilized by the Company is payable in cash and the remaining 45% is charged against the trade credit. The other barter company purchased approximately $6,000 of product from the Company during the three months ended March 31, 2000 and paid for these products by issuing $6,000 of advertising credits. The barter company acquires radio time on behalf of the Company; 15% of the net cost of all media time utilized by the Company is payable in cash and the remaining 85% is charged against the trade credit. As of March 31, 2000, $523,921 of trade credits were outstanding. The Company expects to utilize these credits by the end of the year 2000.


(6)      NOTES RECEIVABLE - RELATED PARTIES

The Company has the following notes due from:


                                                                                     Principal Amount as of
                                                                                     ----------------------
                                      Interest
   Date of Note       Relationship       Rate      Maturity Date            Mar 31, 2000                 Dec. 31, 1999
   ------------       ------------       ----      -------------    --------------------                 -------------
Mar 11, 1997             Officer         5.66 %     Mar 11, 2002             $     61,291             $        85,514
May 14, 1999             Supplier        8.25       May 14, 2001                  150,000                     150,000
Dec. 30, 1999            Supplier         -         Dec. 30, 2000                       -                      50,000
June 14, 1999            Officer         4.92       July 31, 2000                  72,000  (1), (2)            72,000
Sept. 3, 1999            Officer         5.50       May 1, 2000                    76,000  (1), (2)           200,000
Dec. 31, 1999            Officer         6.75       Sept. 30, 2000                 27,347                      16,491
Various Dates            Others                                                    52,370                      87,000
                                                                           --------------             ------------------
                                                                             $    439,008             $       661,005
                                                                           ==============             ===================

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

                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


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

Dated this 20th day of June 2000.
-----------------------------------------


                                SAFESCIENCE, INC.
                                (the "Registrant")



                                BY:  /s/ Bradley J. Carver
                                     ---------------------
                                     Bradley J. Carver, Chief Executive Officer,
                                     President, Treasurer, and a member of the
                                     Board of Directors



                                BY: /s/ John W. Burns
                                    -----------------
                                     John W. Burns, Chief Financial Officer and
                                     Secretary