Form 10-Q
period 2000-06-30
SAFESCIENCE INC
filed 2000-08-14
CIK 946661

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from: ______________ to ________________

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

                             Park Square Building
                       31 St. James Avenue, 8/th/Floor
                         Boston, Massachusetts 02116
         (Address of principal executive offices, including zip code.)

                                 (617)422-0674
              Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    [X]                       NO    [_]
The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at August 10, 2000 was 18,013,578 shares.

                                SAFESCIENCE, INC.




                                      INDEX

                                                                                                            Page
                                                                                                            ----

Part I  - Financial Information

    Item 1.     Financial Statements

                Consolidated Balance Sheets as of June 30, 2000
                 and December 31, 1999 (Unaudited) ....................................................        2

                Consolidated Statements of Operations
                 for the Three and Six Months Ended June 30, 2000
                 and 1999 (Unaudited)..................................................................        3

                Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 2000
                 and 1999 (Unaudited)..................................................................        4

                Notes to Unaudited Consolidated Financial Statements (unaudited) ......................     5-12

    Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........................................    13-25

Part II - Other Information

    Item 2.     Changes in Securities and Use of Proceeds..............................................       26

    Item 4.     Submission of Matters to a Vote of Security Holders....................................       26

    Item 6.     Exhibits and Report on Form 8-K........................................................    26-28

Signatures.............................................................................................       29

                               SAFESCIENCE, INC.



                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS
                                    ------

                                                                                                June 30,      December 31,
                                                                                                  2000            1999
                                                                                             --------------  -------------
Current assets:
   Cash and cash equivalents                                                                     7,009,945      3,377,067
   Accounts receivable, net of allowances of approximately
     $119,000 and $43,000 at June 30, 2000 and December 31, 1999, respectively.                    287,251         95,222
   Inventory                                                                                       747,670        356,211
   Prepaid expenses, trade credits and other current assets                                        706,834        538,823
                                                                                             --------------  --------------
         Total current assets                                                                    8,751,700      4,367,323
                                                                                             --------------  --------------

Property and equipment, at cost
   Computer,office and laboratory equipment                                                        502,027        470,614
   Furniture, fixtures and leasehold improvements                                                  286,625        210,274
   Motor vehicles                                                                                   48,100         46,100
                                                                                             ---------------  -------------
                                                                                                   836,752        726,988
    Less-accumulated depreciation                                                                 (301,450)      (207,267)
                                                                                             ---------------  -------------
                                                                                                   535,302        519,721
                                                                                             ---------------  -------------
Other assets:
  Notes receivable - related parties (Note 6)                                                      210,271        661,005
  Restricted cash                                                                                  108,128        108,128
  Deposits                                                                                          14,068         14,068
                                                                                             ---------------  -------------

         Total other assets                                                                        332,467        783,201
                                                                                             ---------------  -------------

         Total assets                                                                         $  9,619,469    $ 5,670,245
                                                                                             ===============  =============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------

Current liabilities:
   Accounts payable                                                                              1,047,334        484,208
   Accrued liabilities                                                                           1,722,411        644,945
   Deferred revenue                                                                                 19,975         19,975
                                                                                             ---------------  -------------
         Total current liabilities                                                               2,789,720      1,149,128
                                                                                             ---------------  -------------



Stockholders' equity:
   Preferred stock, $.01 par value
    Authorized -5,000,000 shares
    issued and outstanding - None                                                                      -              -
   Common stock, $.01 par value
   Authorized -100,000,000 shares
   Issued and outstanding - 17,715,662 and 16,835,923 shares at June 30, 2000
      and December 31, 1999, respectively                                                          177,157        168,359
   Additional paid-in capital                                                                   45,023,043     34,388,615
   Note receivable from former officer -Issuance of common stock                                (3,343,750)    (3,343,750)
   Accumulated deficit                                                                         (35,026,701)   (26,692,107)
                                                                                            ---------------  --------------
         Total stockholders' equity                                                              6,829,749      4,521,117
                                                                                            ---------------  --------------

         Total liabilities and stockholders' equity                                           $  9,619,469    $ 5,670,245
                                                                                            ===============  ==============

 The accompanying notes are an integral part of these consolidated statements

                               SAFESCIENCE, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                       ------------------------------     ------------------------------
                                                          2000               1999             2000              1999
                                                       ------------     -------------     ------------       -----------

Sales                                                  $   211,418      $   206,013       $   783,969        $  206,013

Cost of goods sold                                         253,531          364,618           711,905           364,618
                                                       -------------    -------------     -------------      ------------

  Gross profit                                             (42,113)        (158,605)           72,064          (158,605)
                                                       -------------    -------------     -------------      ------------

Operating expenses:
    General and administrative                           1,211,522        1,647,539         2,126,568         3,039,129
    Sales and marketing                                  1,392,266          667,670         2,613,346         1,082,207
    Research and development                             1,180,335          515,006         1,843,276           914,467
    Restructuring charge (Note 3)                        1,730,927                -         1,730,927                 -
                                                       -------------    -------------     -------------     -------------
      Total operating expenses                           5,515,050        2,830,215         8,314,117         5,035,803
                                                       --------------   -------------     -------------     -------------

Operating loss                                          (5,557,163)      (2,988,820)       (8,242,053)       (5,194,408)
                                                       -------------    -------------     -------------     -------------

Other income (expense):
  Other expense                                           (188,295)            (107)         (221,005)             (217)
  Interest income                                          107,402           77,865           128,461           110,218
                                                       -------------    -------------     -------------     -------------
        Total other income (expense)                       (80,893)          77,758           (92,544)          110,001
                                                       -------------    -------------     -------------     -------------

Net loss                                                (5,638,056)      (2,911,062)      $(8,334,597)      $(5,084,407)
                                                      ==============    =============     =============     =============

Basic and diluted net loss per common share            $     (0.32)     $     (0.18)      $     (0.47)      $     (0.34)
                                                      ==============    =============     =============     =============

Weighted average number of common
 shares outstanding                                     17,629,370       15,942,743        17,550,872        14,855,787
                                                      ==============    =============     =============     =============





                            The accompanying notes are an integral part of these financial statements.

                                                                          Page 4
                               SAFESCIENCE, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                         Six Months Ended June 30,
                                                                     ---------------------------------
                                                                         2000              1999
                                                                     ---------------------------------
Cash flows from operating activities:
 Net loss                                                             (8,334,597)         (5,084,407)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Operating expenses paid in common
    stock and options                                                     28,080           1,601,523
   Non-cash compensation                                                 272,000                  --
   (Increase) in accounts receivable allowances                          (76,000)             (3,500)
   Depreciation and amortization                                          94,183              47,750
   Changes in assets and liabilities:
      Accounts receivable                                               (116,029)            (34,231)
      Inventory                                                         (391,459)           (205,979)
      Prepaid expenses, trade credits and other current assets          (168,011)             (9,711)
      Accounts payable                                                   563,126             164,821
      Accrued liabilities                                              1,077,466             (45,686)

                                                                     -------------       -------------
            Net cash used in operating activities                     (7,051,241)         (3,569,420)
                                                                     -------------       -------------

Cash flows from investing activities:
  Purchase of property and equipment                                    (109,764)           (149,416)
  Repayment of loans to related parties, net                             178,734                 647
  Other assets                                                              -               (153,847)
  Deposits paid, net                                                        -                (12,370)
                                                                    --------------      --------------
          Net cash provided by (used in) investing activities             68,970            (314,986)
                                                                    --------------      --------------


Cash flows from financing activities:
 Payments on obligations under capital lease                                -                 (2,292)
 Proceeds from sale of common stock, net of issuance costs            10,615,149           5,860,367
 Proceeds from exercise of common stock options                                            1,536,207
                                                                    --------------      --------------
     Net cash provided by financing activities                        10,615,149           7,394,282
                                                                    --------------      --------------

Net increase in cash and cash equivalents                              3,632,878           3,509,876

Cash and cash equivalents, beginning balance                           3,377,067           3,439,408
                                                                    --------------       -------------

Cash and cash equivalents, ending balance                           $  7,009,945        $  6,949,284
                                                                    ==============      ==============

Supplemental disclosure of non-cash financing activities

  Note receivable from issuance of common stock                                         $  3,343,750
                                                                    ==============      ==============

Supplemental disclosure of cash flow information

  Cash paid for interest                                            $          -        $        217
                                                                    ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       PAGE    5
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


(1) Summary of Significant Accounting Policies

(a) Organization

SafeScience, Inc. (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus to include other pharmaceuticals, agricultural, consumer and home and garden products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing consumer and home and garden, industrial and agricultural applications for products some of which are also based upon carbohydrate chemistries. These products are either licensed from or jointly developed with third parties. SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

The Company was a development stage enterprise from inception until the third quarter of 1999.

The Company is producing and marketing its consumer and industrial products while continuing its efforts toward product research and development and raising capital. Management anticipates that additional revenues may be derived from products under development or those developed in the future. Principal risks to the Company include the successful development and marketing of products to attain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval, U.S. Environmental Protection Agency approval and other regulatory agencies, clearance and regulation, dependence on key individuals and competition from substitute products and larger companies.

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

                                                                       PAGE    6
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

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

(f) Revenue Recognition

The Company recognizes revenue related to product sales upon shipment of the product. The Company provides for anticipated product returns at the time of product shipment. Approximately $43,000 or 20.3% of the Company's revenues for the three months ended June 30, 2000, and $179,000 or 22.8% of the Company's revenues for the six-months ended June 30, 2000 were derived from barter transactions. (See Note 5)


(g) Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2000 were $7,009,945 including $6,996,377 held by a single bank. Of that amount $6,056,130 was in an overnight investment account, which reinvests daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(h) Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

               Asset Classification                        Estimated Useful Life
               --------------------                        ---------------------
               Computer, office and laboratory equipment         3 - 5 years
               Furniture and fixtures                                7 years
               Leasehold improvements                      Lesser of  useful life or life
                                                           of lease
               Motor vehicles
                                                                     4 years

(i) Research and Development

Research and development costs, which consist primarily of wages, expenses for consultants and supplies and testing, are charged to operations as incurred.

                                                                       PAGE    7
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

(j) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at June 30, 2000 and 1999 excluded the potential common shares from warrants and stock options because to do so would be antidulitive for the periods presented. At June 30, 2000 and 1999 there were 302,754 and 181,089 warrants outstanding, respectively, with a weighted average exercise price of $14.60 and $4.75, respectively, and 541,294 and 604,381 stock options outstanding, respectively, with a weighted average exercise price of $11.24 and $9.89 respectively.

(k) Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive net loss is the same as reported net loss for all periods presented.

(l) Disclosures about Segments of an Enterprise and Significant Customers

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's sales are primarily confined to only one geographic area. During the six months ended June 30, 2000, and 1999, respectively, 92.8% and 100% of all sales were in the United States. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as two principal operating segments: SafeScience products and pharmaceuticals. Revenues and cost of revenues to date relates to SafeScience products.

                       Three Months Ended June 30, 2000
                       --------------------------------
                        SafeScience
                          Products          Pharmaceuticals       Corporate        Combined
Sales                   $      211,418      $            -      $        -        $  211,418
Cost of Goods Sold             253,531                   -               -           253,531
Gross Profit (Loss)            (42,113)                  -               -           (42,113)
Sales and Marketing          1,265,308             126,958               -         1,392,266
Research & Development         367,068             813,267               -         1,180,335
General & Admin. Expense             -                   -       1,211,522         1,211,522

                                                                       Page    8
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000


                                             Six Months Ended June 30, 2000
                                             ------------------------------
                            SafeScience
                              Products        Pharmaceuticals      Corporate        Combined
Sales                       $      783,969    $             -     $        -      $  783,969
Cost of Goods Sold                 711,905                  -              -         711,905
Gross Profit                        72,064                  -              -          72,064
Sales and Marketing              2,380,152            233,194              -       2,613,346
Research & Development             503,015          1,340,261              -       1,843,276
General & Admin. Expense                 -                  -      2,126,568       2,126,568


(m) Concentration of Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional risk beyond amounts provided for returns and bad debts is believed by management to be inherent in the Company's accounts receivable. For the six months ended June 30, 2000, three customers represented 79% of revenues and five customers represented 81% of accounts receivable. For the six months ended June 30, 1999, two customers represented 95% of revenues and one customer represented 78% of accounts receivable.


(2) STOCKHOLDER'S EQUITY

(a) Private Placement Offerings

In June 2000, the Company raised $2,000,000 in a private placement offering of common stock wherein 138,408 shares were sold at $14.45 per share. Net proceeds were $1,860,000. In addition, the purchasers have a commitment to purchase $7,000,000 of additional common stock at the price equal to the lesser of (i) 110% of the average of the closing bid prices of the Company's common stock for the four trading days preceding the closing date of the purchase and (ii) $16.00, with warrants within 190 - 210 days from March 30, 2000, the closing of the initial transaction with the purchasers, subject to conditions including, but not limited to, market capitalization, trading volume, and share price conditions.

The purchasers also hold warrants to purchase 108,996 additional shares of common stock at $15.98 per share exercisable for five years, and adjustable warrants to purchase shares at $0.01 per share, the number of shares of common stock to be determined in the future according to a formula based on the then market price per share compared to the $14.45 per share sales price paid by the purchasers in the offering. Shares issued pursuant to the exercise of a portion of these adjustable warrants total 256,465 shares through August 14, 2000.

                                                                       Page    9
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000

(b) Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Compensation Committee. During the three months ended June 30, 2000, the Company issued no shares of common stock or stock options. During the three months ended June 30, 1999, the Company granted options and shares totaling 772,338 shares of common stock and recorded changes to operations of $946,317 relating to these issuances.

The following table summarizes all stock option activity to employees and consultants for services for the three months ended June 30, 2000.

                                                     Number of            Weighted-Average
                                                      Shares           Exercise Price Per Share
                                                      ------           ------------------------

              Balance Dec. 31, 1999                    585,424           $            10.42
                Granted                                      -                            -
                Exercised                              (42,876)                         .01
                Cancelled                              ( 1,254)                       12.03
                                                      ---------                       -----

              Balance March 31, 2000                   541,294            $           11.24
                Granted                                      -                            -
                Exercised                                    -                            -
                Cancelled                                    -                            -
                                                       -------           ------------------
              Balance June 30, 2000                    541,294            $           11.24
                                                       =======           ==================

As of June 30, 2000, the Company had committed to grant 40,000 shares of common stock upon the attainment of future milestones.

In July 2000 the Company granted 557,709 stock options to employees at a weighted average exercise price of $5.3617 per share. In addition, the Company issued 65,947 shares to former employees and consultants for prior services and recorded a charge of $430,900 which had been accrued as part of the restructuring charge as of June 30, 2000.

                                                                       Page   10
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
(c)  Warrants

The following table summarizes all warrant activity for the three months ended June 30, 2000.

                                                                   Number of             Weighted-Average
                                                                    Shares           Exercise Price Per Share
                                                                    ------           ------------------------
                           Balance March 31, 2000                      259,754       $              14.37
                             Issued                                     43,000                      15.98
                                                                       -------       --------------------
                           Balance June 30, 2000                       302,754       $              14.60
                                                                       =======       ====================

The warrants to purchase 43,000 shares of common stock were issued to two investment advisors in connection with the private placements during the six months ending June 30, 2000 of $11,000,000.

(3) RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce the size and realign its organization to conform with strategic changes. The major components of the restructuring relate to the elimination of approximately 8 employees across the following functions: sales and marketing
(5), general and administrative (2), and research and development (1). Components of the charge include severance and other related expenses. At June 30, 2000 approximately $1,450,000 of accrued restructuring charges remained, which are comprised of approximately $1,350,000 of severance costs and $100,000 of other costs. Approximately $430,000 of the expense will be paid by the issuance of common stock. The total cash impact of the restructuring amounted to approximately $1,300,000. The total cash paid as of June 30, 2000 was approximately $231,000 and the remaining amounts will be paid through June 2002.

(4) INVENTORY

Inventory is stated at lower of cost (first-in, first-out) or market and consist of the following:

                          June 30, 2000         December 31, 1999
                          -------------         -----------------

        Raw Materials          $431,764           $309,729
        Finished Goods          315,906             46,482
                               --------           --------

Total Inventory                $747,670           $356,211
                               ========           ========


(5) TRADE CREDITS

The Company has entered into trade agreements with two barter companies for the exchange of goods and services. These barter companies purchased approximately $42,000 and $1,000, respectively, of product from the Company during the three months ended June 30, 2000 and paid for these products by issuing $42,000 and $1,000 of advertising credits, respectively. These barter

                                                                       Page   11
                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000



companies purchased approximately $172,000 and $7,000, respectively, of product from the Company during the six months ended June 30, 2000 by issuing advertising credits. The barter companies acquire media time on behalf of the Company and 55% and 15%, respectively, of the net cost of all media time utilized by the Company is payable in cash and the remaining 45% and 85%, respectively, is charged against the trade credit. As of June 30, 2000, $447,635 of trade credits were outstanding. The Company expects to utilize these credits by the end of the year 2000.

(6) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties at June 30, 2000 consist primarily of a note from one officer stockholder of the Company and amounts due from two former employees of the Company. The officer's note is payable in monthly installments of $356 including interest at 5.66% with a final payment of $60,601 due on March 11, 2002. This note is collateralized by shares of the Company's common stock.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material adverse effect on the Company's 2000 financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


     We are a biotechnology company engaged in developing pharmaceutical products primarily for cancer treatment, as well as introducing a line of high-performance, non-toxic agricultural and consumer products under the SafeScience(R) brand name. We have begun selling a line of cleaning products in supermarkets, drug chains and industrial channels, and expect to introduce additional product categories in the future. We also expect to introduce environmentally friendly agricultural products, beginning with a biofungicide (principally for grapes and other high-value per acre crops) subject to approval by or registration with state regulatory and federal environmental protection authorities. We believe that our business model is unique among biotechnology companies because we are jointly pursuing longer-term development of cancer remedies, while simultaneously selling and/or developing a line of SafeScience(R) consumer and agricultural products.

     Pharmaceutical Products. The leading product in our drug development pipeline, GBC-590, is designed to reduce primary tumors, the growth of cancerous tumors, and the spread of cancer cells with indications in prostate, pancreatic, colorectal, and liver cancer patients.

     GBC-590, a rationally designed carbohydrate molecule, acts by binding to Galectin 3 receptors on cancer cells and has been shown to shrink primary tumors and inhibit metastasis in animal models. In Phase I human testing that enrolled patients with terminal cancer refractory to all standard treatment, GBC-590 was found to be well tolerated at all administered dose levels. We commenced Phase IIA clinical trials of GBC-590 for pancreatic and colorectal cancers. We anticipate beginning Phase IIA clinical trials for prostate cancer in 2001, but will defer commencing liver cancer trials at this time. We have received institutional review board approval at the following sites to conduct Phase IIA clinical trials for pancreatic and/or colorectal cancers:

   .  Beth Israel/Deaconess Hospital in Boston, Massachusetts;

   .  University of Chicago Pritzker School of Medicine;

   .  the University of Rochester Cancer Center;

   .  Christiana Healthcare in Wilmington, Delaware; and

   .  Ocala Oncology Center in Ocala, Florida.

     Upon full patient enrollment, we expect Phase IIA trials to be completed within approximately six to twelve months. The clinical trials for each indication will have approximately 20 patients or more. Subject to the results of our Phase IIA trials, we plan to conduct Phase IIB/Phase III clinical trials for all indications subsequent to review and analysis of the Phase IIA data. We have retained Covance (NYSE:CVD), a leading clinical trial research organization in the U.S., to assist in conducting these studies.

        Consumer, Commercial and Agricultural Products. We are pursuing commercialization of our SafeScience(R) line of household and commercial cleaning products, which are designed to promote a chemically-safe environment within the home, office, school, hospital and other commercial settings. The first major retailer to stock the SafeScience(R) consumer line was Sainsbury plc's New England based subsidiary, Shaw's Supermarkets, which currently has approximately 162 locations, including acquisitions, which commenced in the third quarter of 1999. Total revenues received from Shaw's were approximately $485,000 from October 1, 1999 through the quarter ended June 30, 2000. At Shaw's, SafeScience(R) products are positioned as a co-brand displaying both the SafeScience brand and the retailer's own name. At present, nine products are included in the Shaw's program: liquid laundry detergent, kitchen cleaner, shower mist, dish detergent, all-purpose cleaner, glass/window cleaner, bathroom cleaner (tub/tile), floor cleaner and fabric refresher.

     We intend to pursue relationships in which our products will be positioned as a stand alone brand in most channels or as a premium corporate brand in supermarket retailers. Corporate branding has two advantages for us:

  .   we benefit from existing store brand loyalty; and

  . the retail partner shares in the promotion of the product, relieving us of certain expenses and most slotting fees.

     In October 1999, we initiated a rollout of our cleaning products by selling through a major drug chain with approximately 4,200 locations in 25 states. We have entered into agreements with two other regional retailers and expect to begin shipments of our consumer cleaning products in the third quarter of 2000. We have an agreement with Daymon Associates, Inc., a leading corporate branding and retail sales company to market our products to supermarket, mass merchandise and drug store chains. We have introduced a line of insect repellents and garden products. We are seeking to commercialize our commercial cleaning products by opportunistically pursuing sales in various industries.

We are awaiting approval by both the United States Environmental Protection Agency and the California Department of Pesticide Regulation for the Elexa PBD 4% formulation. We are focusing our approval efforts for Elexa on its use to control powdery mildew on grapes. If we obtain such approvals, we expect that sales of Elexa PDB may begin in 2001.

     Our business was founded in 1992 to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, we merged with, Alvarada, Inc., a publicly traded corporation having no active operations. In 1995, our management elected to pursue the dual strategy of emphasizing faster-to-market consumer and agricultural products while we pursued the longer approval cycle for the pharmaceuticals we were developing. We changed our name to SafeScience, Inc. in 1998. Our principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and our telephone number is (617) 422-0674.

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations: Three months Ended June 30, 2000 versus June 30, 1999

       Sales increased from $206,013 for the three months ended June 30, 1999 to $211,418 for the three months ended June 30, 2000. Although revenue was greater than the previous year, it was significantly lower than levels attained during the first quarter of 2000. This decrease is attributable to reductions in commercial sales and barter transactions, seasonal impact on garden products, and sales discounts. Approximately $43,000 or 20.3% of sales in the second quarter of 2000 were in exchange for $43,000 of advertising credits in barter transactions.

       The Company has determined that its efforts in the commercial cleaning products market may not succeed in developing revenue opportunities of sufficient scale. Future sales will be pursued on an opportunistic basis. The sales and marketing personnel dedicated to this line are no longer with the Company. In addition, the Vice President responsible for all sales and marketing including consumer cleaning products is no longer with the Company.

       Cost of goods sold decreased from $364,618 for the three months ended June 30, 1999 to $253,531 for the three months ended June 30, 2000. This decrease is attributable to start up expenses during the three months ended June 30, 1999 which did not relate to revenues for that period.

       The gross loss for the three months ended June 30, 2000 was $42,114. This loss was primarily due to allowances for returns, warehouse charges not directly related to sales volume and sales discounts.

       General and administrative expenses decreased from $1,647,539 for the three months ended June 30, 1999 to $1,211,760 for the three months ended June 30, 2000, a decrease of $435,779 or 26.5%. This decrease was primarily attributable to a reduction of expenditures for professional services provided by outside consultants and officers compensation partially offset by an increase in payroll and rent. Approximately $859,700 of the 1999 expenses, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

       Marketing expenses increased from $667,670 for the three months ended June 30, 1999 to $1,392,266 for the three months ended June 30, 2000, an increase of $724,596 or 108.5%. This increase was primarily due to increases in payroll, supplies, travel and consulting expenses in the Company's consumer and agricultural product lines.

       Research and development costs increased from $515,006 for the three months ended June 30, 1999 to $1,180,335 for the three months ended June 30, 2000, an increase of $665,329 or 129.2%. This increase was primarily attributable to increases in license fees, production costs for GBC-590 used in clinical trials, field testing of Elexa PDB, and consulting services of Covance (NYSE:CVD) in connection with the clinical trials of GBC-590. Approximately $86,600 of 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

       Since the first quarter of 2000, Covance has managed the studies to evaluate the effect of GBC-590 in clinical trials. The pancreatic cancer studies may cost approximately $900,000. The colorectal cancer studies may cost approximately $1,650,000.

       Interest income increased from $77,865 for the three months ended June 30, 1999 to $107,402 for the three months ended June 30, 2000, an increase of $29,537 or 37.9%. This increase was attributable to an increase in cash available for temporary investment.

       Other expense increased from $107 for the three months ended June 30, 1999 to $188,295 for the three months ended June 30, 2000, an increase of $188,188. This increase is primarily due to an increase in reserves for bad debts and a valuation reserve for amounts due from related parties.

       Other expense increased from $217 for the six months ended June 30, 1999 to $221,005 for the six months ended June 30, 2000, an increase of $220,788. This increase is primarily due to an increase in reserves for bad debts and a valuation in reserve for amounts due from related parties.

       During the second quarter the Company began a restructuring of operations including the replacement of its Chief Executive Officer. In connection with this severance and other employee reductions, the Company recorded a charge in the amount of $1,731,000. (See Note 3)

Results of Operations: Six months Ended June 30, 2000 versus June 30, 1999

       Sales increased from $206,013 for the six months ended June 30, 1999 to $783,969 for the six months ended June 30, 2000. There were no sales recorded during the period ending March 31, 1999. This increase was attributable to shipments of various household and commercial cleaning products to individuals, retail and wholesale establishments and institutions. Due to the Company's decision to place more emphasis on branded consumer products and to pursue commercial sales on a more opportunistic basis, the year-over-year comparisons in the third and fourth quarter of 2000 may show substantial declines. Also, the Company has reduced its use of barter transactions as a percentage of sales. Approximately $179,000 or 22.8% of sales in the six months ended June 30, 2000 were in exchange for $179,000 of advertising credits in barter transactions. For the six months ended June 30, 1999 approximately $167,000 or 81% of sales were in exchange for barter credits.

       Cost of goods sold increased from $364,618 for the six months ended June 30, 1999 to $711,905 for the six months ended June 30, 2000. This increase was attributable to the increase in sales of our products in the six months ended June 30, 2000 from the six months ended June 30, 1999. The Company earned a gross profit on sales of $72,064 or 9.2% for the six months ended June 30, 2000.

       General and administrative expenses decreased from $3,039,129 for the six months ended June 30, 1999 to $2,126,568 for the six months ended June 30, 2000, a decrease of $912,561 or 30.0%. This decrease was primarily attributable to a reduction of expenditures for professional services provided by outside consultants and officers compensation, primarily non-cash expenses, and travel partially offset by an increase in payroll, rent and insurance. Approximately $1,496,000 and $28,080 of 1999 and 2000 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

       Marketing expenses increased from $1,082,207 for the six months ended June 30, 1999 to $2,613,346 for the six months ended June 30, 2000, an increase of $1,531,139 or 141.5%. This increase was primarily due to increases in payroll, supplies, travel and consulting expenses pertaining to the Company's agricultural, consumer and commercial product lines.

       Research and development costs increased from $914,467 for the six months ended June 30, 1999 to $1,843,276 for the six months ended June 30, 2000, an increase of $928,809 or 101.6%. This increase was primarily due to increases in production costs of GBC-590 for use in clinical trials, the costs of those trials, testing for several products and consulting related to GBC-590. Approximately $105,400 of 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

       Interest income increased from $110,218 for the six months ended June 30, 1999 to $128,461 for the six months ended June 30, 2000, an increase of $18,243 or 16.6%. This increase was attributable to an increase in cash available for temporary investment.

       Other expense increased from $217 for the six months ended June 30, 1999 to $221,005 for the six months ended June 30, 2000, an increase of $220,788. This increase is primarily due to an increase in reserves for bad debts and a valuation reserve for amounts due from related parties.

Liquidity and Capital Resources

         For the six months ended June 30, 2000, the Company's operations utilized cash of approximately $7,051,200 primarily to fund its operating loss. The Company also invested $109,800 in fixed asset purchases. The uses of cash were offset by equity financings that resulted in net proceeds of approximately $10,615,000 to the Company during the six months ended June 30, 2000.

         As of June 30, 2000, the Company's accumulated deficit was approximately $35,027,000 and cash balances were $7,009,945.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB 101 in the fourth quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material adverse effect on the Company's 2000 financial position and results of operations.

Market Risk

         The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of June 30, 2000, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

         The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2000, the fair value of the portfolio would decline by an immaterial amount.

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

         We have experienced significant operating losses throughout our history, we expect these losses to continue and we may not achieve profitability in the future

         We began operations more than seven years ago and began to generate revenue only in the second quarter of 1999. Through June 30, 2000, we have only generated an aggregate of $2,152,400 from product sales. We have incurred approximately $35.0 million of operating losses since our inception, including $12.3 million in the year ended December 31, 1999 and $5.6 million for the three months ended June 30, 2000. Extensive operating losses can be expected to continue for the foreseeable future.

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

         We derive almost all of our revenues from a small number of customers and our revenues may decline significantly if any customer cancels or delays a purchase of our products

         We derive the majority of our revenues from a small number of customers. Our business would be seriously harmed if we do not generate as much revenue as expected from these customers or if any of these customers cease purchasing our products. For the year ended December 31, 1999 and the six months ended June 30, 2000, 96% and 79% of our revenues came from four and three customers, respectively. Present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition and results of operations.

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

         We have applied for a patent on GBC-590 but no patent has been issued. Our GBC-590 technology may not be granted patent protection, and may infringe on patents owned by others. A patent has been granted on a compound, which is similar to GBC-590, the claims of which conflict with certain of the claims in the GBC-590 patent application. The degree of patent protection, if any, we will obtain for GBC-590 is unclear. The patent on GBC-590 may in fact not be granted or, if granted, it may be limited in such a way as to materially affect our ability to produce, market and sell GBC-590.

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

         Our growth may be limited if we are unable to retain and hire additional qualified personnel as necessary

         Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. During the last nine months, we have hired a Chief Financial Officer and Chief Operating Officer. At present, we employ approximately 35 full time employees and several part-time consultants. We depend upon the personal efforts and abilities of our officers and directors, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

         We are contractually obligated to issue shares in the future, diluting the interest of our stockholders

         We have entered into agreements with Strong River Investments, Inc. and Montrose Investments, Ltd. which obligate us to issue additional shares of common stock and warrants to purchase shares of common stock subject to certain conditions, including market capitalization, trading volume and share price conditions. In addition, pursuant to adjustable warrants we have issued to Strong River Investments and Montrose Investments we are required to issue additional shares of our common stock at $.01 per share, the number of such shares to be determined by a formula based on the then market price per share compared to the $14.45 per share purchase price paid by such entities. As of June 30, 2000 there are outstanding and exercisable options to purchase approximately 541,294 shares of common stock, at a weighted average exercise price of $11.24 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of shares of our capital stock.

         If Montrose Investments Ltd. and Strong River Investments, Inc. engage in short selling to increase the number of shares of common stock issuable upon exercise of their adjustable warrants, the market price of our common stock may decline

         Strong River Investments, Inc. and Montrose Investments Ltd. each owns an adjustable warrant that will vest on three dates determined by the selling stockholders. The initial vesting date for the Strong River adjustable warrant occurred on August 2, 2000 upon which 256,465 shares of common stock were issued and the initial vesting date for the Montrose adjustable warrant will occur anytime on or prior to August 28, 2001. The number of shares that will be issuable at each vesting date will be determined according to a formula in which the number of shares issuable will be greater the lower the price of our common stock. Since the exercise price of the adjustable warrants is only $.01 per share, the selling stockholders have an incentive to sell short our common stock prior to each vesting date in order to cause the market price of our common stock to decline and greater number of shares to vest under the adjustable warrants. The selling stockholders could then exercise their adjustable warrants and use the shares of common stock received upon exercise to cover their short positions. The selling stockholders could thereby profit by the decline in the market price of the common stock caused by their short selling.

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

         If a significant number of shares become available for sale after this offering, our stock price could decline

         Many shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of SafeScience and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may, in the future, increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely effect our ability to raise additional equity capital. For more information on securities available for future sale, see "Share Eligible for Future Sale."

         Because our current management controls a significant percentage of our common stock, they have substantial control over us

         The holders of the common stock do not have cumulative voting rights. One of our executive officers, who is a Director of SafeScience, owns approximately 15% of the outstanding shares of common stock. This stockholder can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

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

         An investment in our stock is speculative and entails a high degree of risk

         There is nothing at this time upon which to base an assumption that our plans for our business will prove successful. If our plans prove unsuccessful, the purchasers of shares of our stock may lose all or a substantial part of their investment. Our operations are subject to numerous risks associated with the development of agricultural, consumer and pharmaceutical products, including the competitive and regulatory environment in which we operate. In addition, we may encounter unanticipated problems, including manufacturing, distributing and marketing difficulties, some of which may be beyond our financial and technical abilities to resolve. The failure adequately to address such difficulties could have a material adverse effect on our prospects and our financial condition.

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

Part II
Other Information

Item 2.  Changes in Securities and Use of Proceeds

(c) Set forth below is information regarding the sale of registered shares of capital stock issued by the Company during the three months ended June 30, 2000.

1. The Company issued to two accredited investors 138,408 shares of common stock at $14.45 per share. Net proceeds from the offering were $1,860,000.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 8, 2000 the Company held its Annual Meeting of Stockholders. Three items were voted upon: the election of directors; the ratification of the appointment of auditors and Amendment of the Articles of Incorporation.

         The nominees for director were Bradley J. Carver, David W. Dube, Theodore J. Host, and Brian G. R. Hughes. The following table indicates the number of votes cast with respect to each candidate, the number of votes in favor, the number of votes against. There were no abstentions.

                          Total                 Votes              Votes
Nominee                   Votes Cast            In Favor           Withheld

Bradley J. Carver         15,697,945            15,607,812         90,133
David W. Dube             15,697,945            15,605,482         92,463
Theodore J. Host          15,697,945            15,605,532         92,413
Brian G. R. Hughes        15,697,945            15,606,964         90,981

         The appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ended December 31, 2000 was approved by a vote of 15,650,033 in favor, 12,025 against with 35,887 abstentions out of a total of 15,697,945 votes cast.

         The 2000 Stock Incentive Plan. was approved by a vote of 11,688,865 in favor, 273,024 against with 98,636 abstentions out of a total of 12,060,525 votes cast.


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

10.21 Letter Agreement by and among SafeScience, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.

The following documents are incorporated herein by reference from the Registrant's Form 9-K filed on June 6, 2000:

99.1    Press Release dated May 31, 2000 issued by the Company.

99.2    Press Release dated June 5, 2000 issued by the Company.

The following document is an exhibit hereto:

27.1    Financial Data Schedule.



        (b) Reports on Form 8-K.

On April 7, 2000, the Company filed a Current Report on Form 8-K to report the sale of $5,000,000 of common stock and warrants to Strong River Investments, Inc. and Montrose Investments Ltd.

On June 6, 2000, the Company filed a Current Report on Form 8-K to report the appointment of Brian G. R. Hughes as Chairman of the Board of Directors and Bradley J. Carver as Chief Executive Officer.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14/th/ day of August 2000.


                                                     SAFESCIENCE, INC.
                                                     (the "Registrant")


                         BY:   /s/ Bradley J. Carver
                            ----------------------------------------
                            Bradley J. Carver, President, Treasurer,
                            and a member of the Board of Directors







                         BY:   /s/ John W. Burns
                            ------------------------------------------
                            John W. Burns, Chief Financial Officer and
                            Secretary



                         BY:   /s/ Patrick J. Joyce
                            -------------------------------------------
                            Patrick J. Joyce, Principal