Form 10-Q
period 2000-09-30
SAFESCIENCE INC
filed 2000-11-14
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
          -------------------------------------------------------------
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

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

                                YES [ X ] NO [   ]
The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at November 10, 2000 was 18,838,075 shares.

                                SAFESCIENCE, INC.




                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of September 30, 2000
                    and December 31, 1999 (Unaudited) ........................ 2

                  Consolidated Statements of Operations
                    for the Three and Nine Months Ended September 30, 2000
                    and 1999 (Unaudited)...................................... 3

                  Consolidated Statements of Cash Flows
                    for the Nine Months Ended September 30, 2000
                    and 1999 (Unaudited)...................................... 4

                  Notes to Unaudited Consolidated Financial Statements
                    (Unaudited) .............................................. 5

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............13

Part II - Other Information


     Item 6.      Exhibits and Report on Form 8-K.............................28

Signatures....................................................................30

                                                                          Page 2

                                SAFESCIENCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                     ASSETS
                                     ------
                                                                            September 30,   December 31,
                                                                                 2000           1999
                                                                            ------------    ------------
Current assets:
     Cash and cash equivalents                                                 3,678,473       3,377,067
     Accounts receivable, net of allowances of approximately
        $80,000 at September 30, 2000 and $43,000 December 31, 1999              190,810          95,222
     Inventory                                                                   661,924         356,211
     Prepaid expenses, trade credits and other current assets                    826,033         538,823
                                                                            ------------    ------------
           Total current assets                                                5,357,240       4,367,323
                                                                            ------------    ------------

Property and equipment, at cost
     Computer, office and laboratory equipment                                   535,461         470,614
     Furniture and fixtures                                                      268,121         208,383
     Leasehold improvements                                                       13,153           1,891
     Motor vehicles                                                               48,100          46,100
                                                                            ------------    ------------
                                                                                 864,835         726,988
        Less-accumulated depreciation and amortization                          (351,280)       (207,267)
                                                                            ------------    ------------
                                                                                 513,555         519,721
                                                                            ------------    ------------

Other assets:
     Notes receivable - related parties (Note 6)                                 132,126         661,005
     Restricted cash                                                             108,128         108,128
     Deposits                                                                     14,068          14,068
                                                                            ------------    ------------

           Total other assets                                                    254,322         783,201
                                                                            ------------    ------------

           Total assets                                                     $  6,125,117    $  5,670,245
                                                                            ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
     Accounts payable                                                          2,064,425         484,208
     Accrued liabilities                                                       1,137,284         644,945
     Deferred revenue                                                             19,975          19,975
                                                                            ------------    ------------
           Total current liabilities                                           3,221,684       1,149,128
                                                                            ------------    ------------



Stockholders' equity:
     Preferred stock, $.01 par value
       Authorized -5,000,000 shares
       issued and outstanding - None                                                   -               -
     Common stock, $.01 par value
     Authorized -100,000,000 shares
     Issued and outstanding  - 18,025,031 and 16,835,923
        shares at September 30, 2000 and  December 31, 1999, respectively        180,250         168,359
     Additional paid-in capital                                               45,168,296      34,388,615
     Note receivable from officer -Issuance of common stock                   (3,343,750)     (3,343,750)
     Accumulated deficit                                                     (39,101,363)    (26,692,107)
                                                                            ------------    ------------
           Total stockholders' equity                                          2,903,433       4,521,117
                                                                            ------------    ------------

           Total liabilities and stockholders' equity                       $  6,125,117    $  5,670,245
                                                                            ============    ============

          The accompanying notes are an integral part of these consolidated financial statements.


                                SAFESCIENCE, INC.



                                   (Unaudited)




                                                    Three-Months Ended              Nine-Months Ended
                                                       September 30,                    September 30,
                                              -----------------------------   -----------------------------
                                                  2000             1999           2000            1999
                                              -------------   -------------   -------------   -------------

Sales                                         $    390,943    $    557,788       1,174,912    $    763,801

Cost of goods sold                                 313,764         485,501       1,025,669    $    850,119
                                              -------------   -------------   -------------   -------------

    Gross profit ( loss )                           77,179          72,287         149,243         (86,318)
                                              -------------   -------------   -------------   -------------

Operating expenses:
    Sales and marketing                          1,544,451       1,261,778       4,157,797       2,396,764
    Research and development                     1,973,539       1,407,307       3,816,815       2,233,834
    General and administrative                     942,390       1,646,743       3,068,958       4,721,033
    Restructuring charge (Note 3)                 (251,970)              -       1,478,957               -
                                              -------------   -------------   -------------   -------------
       Total operating expenses                  4,208,410       4,315,828      12,522,527       9,351,631
                                              -------------   -------------   -------------   -------------

Operating loss                                  (4,131,231)     (4,243,541)    (12,373,284)     (9,437,949)
                                              -------------   -------------   -------------   -------------

Other income (expense):
    Other income (expense)                           3,418         (17,222)       (217,587)        (17,439)
    Interest income                                 53,154          89,095         181,615         199,313
                                              -------------   -------------   -------------   -------------
         Total other income (expense)               56,572          71,873         (35,972)        181,874
                                              -------------   -------------   -------------   -------------

Net loss                                        (4,074,659)     (4,171,668)   $(12,409,256)   $ (9,256,075)
                                              =============   =============   =============   =============

Basic and diluted net loss per common share   $      (0.23)   $      (0.25)   $      (0.71)   $      (0.59)
                                              =============   =============   =============   =============

Weighted average number of common
    shares outstanding                          17,928,889      16,756,271      17,567,018      15,808,539
                                              =============   =============   =============   =============



          The accompanying notes are an integral part of these consolidated financial statements.


                                                                          Page 4

                                SAFESCIENCE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                      -----------------------------
                                                                           2000           1999
                                                                      -------------   -------------
Cash flows from operating activities:
    Net loss                                                           (12,409,256)     (9,256,075)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Operating expenses paid in common
        stock and options                                                  327,383       2,238,272
      Compensation charges related to loan forgiveness                     155,343            --
      Provision for loss on loans to related parties                       325,000            --
      Depreciation and amortization                                        144,013          86,656
      Changes in assets and liabilities:
          Accounts receivable                                              (95,588)       (308,425)
          Inventory                                                       (305,713)       (326,324)
          Prepaid expenses and other current assets                       (287,210)        (56,982)
          Accounts payable                                               1,580,217         349,302
          Accrued liabilities                                              492,339          49,946
                                                                      -------------   -------------
            Net cash used in operating activities                      (10,073,472)     (7,223,630)
                                                                      -------------   -------------

Cash flows from investing activities:
    Purchase of property and equipment                                    (137,848)       (322,653)
    Loans to related parties                                                16,681        (441,331)
    Repayment of loans to related parties, net                                --               978
    Deposits paid, net                                                        --           (12,370)
                                                                      -------------   -------------
            Net cash provided by (used in) investing activities           (121,167)       (775,376)
                                                                      -------------   -------------


Cash flows from financing activities:

    Proceeds from sale of common stock, net of issuance costs           10,496,045       9,161,291
    Proceeds from exercise of warrants                                        --         1,601,919
    Proceeds from exercise of common stock options                            --              --
    Payments on obligations under capital lease                               --            (3,448)
                                                                      -------------   -------------
        Net cash provided by financing activities                       10,496,045      10,759,762
                                                                      -------------   -------------

Net increase in cash and cash equivalents                                  301,406       2,760,756

Cash and cash equivalents, beginning balance                             3,377,067       3,439,408
                                                                      -------------   -------------

Cash and cash equivalents, ending balance                                3,678,473    $  6,200,164
                                                                      =============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

    Note receivable from issuance of common stock                             --      $  3,343,750
                                                                      =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest                                                    --      $        347

    Exchange of common stock for notes receivable - related parties   $    272,000            --
                                                                      =============   =============



          The accompanying notes are an integral part of these consolidated financial statements.


                                                                          Page 5
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company has expanded its focus from pharmaceuticals to include consumer, agricultural and commercial products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing consumer, agricultural and commercial applications for products some of which are also based upon carbohydrate chemistries. These products are either licensed from or jointly developed with third parties (Note 8). SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

The Company was a development stage enterprise from inception until the third quarter of 1999.

The Company is producing and marketing its consumer and commercial products while continuing its research and development and raising capital. Management anticipates that additional revenues may be derived from products under development or those developed in the future. Risks to the Company include, but are not limited to, the successful development and marketing of products to attain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies approval and regulation, dependence on key individuals and competition from substitute products and larger companies. See " Certain Factors That May Affect Future Results".

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

                                                                          Page 6
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

(f)  Revenue Recognition

The Company recognizes revenue related to product sales upon shipment of the product. The Company provides for anticipated product returns at the time of product shipment. During the three months ended September 30, 1999, $131,000, or 23.6% of the Company's revenues were derived from barter transactions compared with $0 for the three months ended September 30, 2000. During the nine months ended September 30, 1999 and 2000, approximately $298,000, or 39.1% and 179,000, or 15.2%, respectively, of the Company's revenues were derived from barter transactions. (See Note 5)


(g)  Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2000 were $3,678,473 including $3,663,956 held by a single bank. Of that amount $2,279,261 was in an overnight investment account, which reinvests daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

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

                                                                          Page 7
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


(j) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at September 30, 2000 and 1999 excluded the potential common shares from warrants and stock options because to do so would be antidulitive for the periods presented. At September 30, 2000 and 1999 there were 302,754 and 75,000 warrants outstanding, respectively, with a weighted average exercise price of $14.60 and $10.40 respectively, and 921,685 and 604,924 stock options outstanding, respectively, with a weighted average exercise price of $7.96 and $9.95 respectively.

(k)  Comprehensive  Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive net loss is the same as reported net loss for all periods presented.

(l)  Disclosures about Segments of an Enterprise and Significant Customers

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's sales are primarily confined to only one geographic area. During the nine months ended September 30, 2000, and 1999, respectively, 94.5% and 100% of all sales were in the United States. The Company's chief decision-maker, as defined under SFAS No. 131, is the chief executive officer. To date, the Company has viewed its operations and manages its business as two principal operating segments: SafeScience products and pharmaceuticals. Revenues and cost of revenues to date relates to SafeScience products.

                                                             Three Months Ended September 30, 2000
                                                             -------------------------------------
                                                     SafeScience
                                                      Products               Pharmaceuticals       Corporate        Combined
                                                      --------               ---------------       ---------        --------
Sales                                              $      390,943            $                     $      -        $  390,943
Cost of Goods Sold                                        313,764                          -              -           313,764
Gross Profit (Loss)                                        77,179                          -              -            77,179
Sales and Marketing                                     1,473,926                     70,525              -         1,544,451
Research & Development                                    118,105                  1,855,434              -         1,973,539
General & Admin. Expense                                        -                          -         942,390          942,390


                                                                          Page 8
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


                                                             Three Months Ended September 30, 1999
                                                     SafeScience
                                                      Products               Pharmaceuticals       Corporate        Combined
                                                      --------               ---------------       ---------        --------
Sales                                              $      557,788            $             -       $       -       $  557,778
Cost of Goods Sold                                        485,501                          -               -          485,501
Gross Profit (Loss)                                        72,287                          -               -           72,287
Sales and Marketing                                     1,245,982                     15,796               -        1,261,778
Research & Development                                    339,972                  1,067,335               -        1,407,307
General & Admin. Expense                                        -                          -       1,646,743        1,646,743

                                                              Nine Months Ended September 30, 2000
                                                              ------------------------------------
                                                     SafeScience
                                                      Products               Pharmaceuticals       Corporate        Combined
                                                      --------               ---------------       ---------        --------
Sales                                              $    1,174,912            $             -       $       -       $1,174,912
Cost of Goods Sold                                      1,025,669                          -               -        1,025,669
Gross Profit                                              149,243                          -               -          149,243
Sales and Marketing                                     3,854,079                    303,718               -        4,157,797
Research & Development                                    621,120                  3,195,695               -        3,816,815
General & Admin. Expense                                        -                          -       3,068,958        3,068,958

                                                              Nine Months Ended September 30, 1999
                                                              ------------------------------------
                                                     SafeScience
                                                      Products               Pharmaceuticals       Corporate        Combined
                                                      --------               ---------------       ---------        --------
Sales                                             $       763,801            $             -       $       -      $  763,801
Cost of Goods Sold                                        850,119                          -               -         850,119
Gross Profit                                              (86,318)                         -               -         (86,318)
Sales and Marketing                                     2,359,534                     37,230               -       2,396,764
Research & Development                                    581,979                  1,651,855               -       2,233,834
General & Admin. Expense                                        -                          -       4,721,033       4,721,033


(m)       Concentration of Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional risk beyond amounts provided for returns and bad debts is believed by management to be inherent in the Company's accounts receivable. For the nine months ended September 30, 2000 and 1999, the table below shows the Company's concentration exposures.

---------------------------------------- -------------------------------------- --------------------------------------
                                                   Nine Months Ended                      Nine Months Ended
                                                   September 30,2000                      September 30,1999
---------------------------------------- -------------------------------------- --------------------------------------
Number of Customers                                        6                                      4
---------------------------------------- -------------------------------------- --------------------------------------
% of Total Revenue                                        70%                                    97%
---------------------------------------- -------------------------------------- --------------------------------------
Number of Customers                                        5                                      1
---------------------------------------- -------------------------------------- --------------------------------------
% of Accounts receivable                                  80%                                    97%
---------------------------------------- -------------------------------------- --------------------------------------


                                                                          Page 9
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


(2)  STOCKHOLDER'S EQUITY

(a)  Private Placement Offerings

In June 2000, the Company raised an additional $2,000,000 in connection with the private placement offering closed on March 30, 2000 wherein 138,408 shares of common stock were sold at $14.45 per share. Net proceeds were $1,860,000. The purchasers also hold warrants to purchase 108,996 additional shares of common stock at $15.98 per share exercisable for five years, and adjustable warrants to purchase shares at $0.01 per share, the number of shares of common stock to be determined in the future according to a formula based on the then market price per share compared to the $14.45 per share sales price paid by the purchasers in the offering. A total of 256,465 shares have been issued pursuant to the exercise of a portion of these adjustable warrants through September 30, 2000.

(b) Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Compensation Committee. During the three and nine months ended September 30, 2000, the Company granted options to purchase 560,391 and 560,391 shares of common stock, respectively, and recorded no charges to operations relating to such issuances. During the three and nine months ended September 30, 1999, the Company granted options and shares totaling 48,312 and 233,877 shares of common stock, respectively, and recorded charges to operations of $597,522 and $1,712,843, respectively, relating to these issuances.

The following table summarizes all stock option activity to employees and consultants for services for the nine months ended September 30, 2000.

                                                                  Number of             Weighted-Average
                                                                   Shares           Exercise Price Per Share
                                                                   ------           ------------------------

                           Balance Dec. 31, 1999                    585,424                    $ 10.42
                               Granted                              560,391                       5.38
                               Exercised                            (42,876)                       .01
                               Cancelled                          ( 181,254)                      9.65
                                                                  ----------                      ----
                           Balance Sept. 30, 2000                   921,685                    $  7.96
                                                                  =========                       ====

(c) Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2000.

                                                                            Number of               Weighted-Average
                                                                             Shares            Exercise Price Per Share
                                                                             ------            ------------------------
                           Balance December 31, 1999                           75,000                  $  10.40
                                Issued                                        484,219                      7.52
                                Exercised                                   (256,465)                         -
                                                                            ---------                  --------
                           Balance Sept. 30, 2000                             302,754                  $  14.60
                                                                            =========                  ========

Warrants to purchase 43,000 shares of common stock were issued to two investment advisors in connection with the private placements during the nine months ending September 30, 2000 which raised $11,000,000.

                                                                         Page 10
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


On August 3, 2000 we issued 256,465 shares in connection with the adjustable warrants received by the purchasers of common stock on March 30, 2000. On October 3, and also October 5, 2000 we issued 345,467 and 460,324 shares, respectively, in connection with adjustable warrants received by the purchasers of common stock on March 30, 2000. In addition, pursuant to the remaining outstanding adjustable warrants, we are required to issue additional shares of our common stock at $.01 per share, the number of such shares to be determined by a formula based on the average of the four lowest closing bid prices for the prior 40 trading days, or adjustment price, compared to the $14.45 per share purchase price paid by such purchaser. Assuming the adjustable warrants were exercisable in full on November 10, 2000, the adjustment price would be $1.4375 and the holders of the adjustable warrants could exercise those warrants for an aggregate of 2,192,653 shares of common stock. If our stock price decreases and results in a lower adjustment price, the holders of the adjustable warrants could acquire an increased number of shares upon exercise of the adjustable warrants, and the greater the decline in the market price, the greater the number of shares the holders of the adjustable warrants could acquire upon exercise of the adjustable warrants.

(3)  RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce the size and realign its organization to conform with strategic changes. The major components of the restructuring relate to the elimination of approximately 8 employees across the following functions: sales and marketing
(6), general and administrative (1), and research and development (1). Components of the charge include severance and other related expenses. At September 30, 2000 approximately $773,700 of accrued restructuring charges remained which are comprised of approximately $673,700 of severance costs and $100,000 of other costs. Approximately $299,000 of the expense has been paid by the issuance of common stock and recorded as a non-cash expenditure. The total cash impact of the restructuring amounted to approximately $1,300,000. The total cash paid as of September 30, 2000 was approximately $406,000 and the remaining amounts will be paid through June 2002. An adjustment of approximately $252,000 was recorded during the three months ended September 30, 2000 to reflect a reduction in estimated severance costs.


(4)      INVENTORY

Inventory is stated at lower of cost (first-in, first-out) or market and consist of the following:

                        September 30, 2000                 December 31, 1999
                        ------------------                 -----------------

         Raw Materials      $269,872                          $309,729
         Finished Goods      392,052                            46,482
                            --------                           -------

Total Inventory             $661,924                          $356,211
                            ========                          ========

                                                                         Page 11
                                SAFESCIENCE, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


(5)      TRADE CREDITS

The Company has entered into trade agreements with two barter companies for the exchange of goods and services. These were no barter transactions during the three months ended September 30, 2000. The barter companies acquire media time on behalf of the Company: 55% and 15%, respectively, of the net cost of all media time utilized by the Company is payable in cash and the remaining 45% and 85%, respectively, is charged against the trade credit. As of September 30, 2000, $299,215 of trade credits were outstanding. The Company expects to fully utilize these credits by the end of the year 2000.

(6)      NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties consist primarily of a note from one officer of the Company and amounts due from two former officers of the Company. The officer's note is payable in monthly installments of $356 including interest at 5.66% with a final payment of $60,601 due on March 11, 2002. This note is collateralized by shares of the Company's common stock.

(7) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.

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

 (8) LICENSES

 On September 18, 2000, the Company was granted a limited exclusive license to market a patented lice cleansing shampoo product of BioSafe Technologies, Inc. of Denison Texas within the United State, Canada and Mexico. The license requires advance payment of $150,000 towards future purchases of product of which $100,000 has been paid through November 10, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

OVERVIEW
           We are a publicly traded biotechnology company engaged in developing pharmaceutical products primarily for cancer treatment, as well as introducing a line of high-performance, non-toxic consumer products either under the SafeScience(R) brand name or private label, and agricultural products. We sell an extended line of cleaning products in supermarkets, drug chains, mass merchandise and commercial channels, and expect to introduce additional product categories in the future. We also expect to launch environmentally friendly agricultural products, beginning with an EPA conditionally approved "non-toxic fungicide" (principally for grapes and other high-value per acre crops) subject to approval by or registration with state regulatory authorities. We believe that our business model is unique among biotechnology companies because we are jointly pursuing longer-term development of human therapeutics, while simultaneously selling and/or developing a line of SafeScience(R) consumer and agricultural products.

PHARMACEUTICAL PRODUCTS. The leading product in our drug development pipeline, now in Phase II clinical trials, GBC-590, is intended to reduce (i) primary tumors, (ii) the growth of cancerous tumors and (iii) the spread of cancer cells with indications in prostate, colorectal, pancreatic and liver cancer patients. GBC-590, a carbohydrate molecule, acts by binding to Galectin 3 receptors on cancer cells and has been shown to shrink primary tumors and inhibit metastasis in animal models. Galectin 3 is a carbohydrate-binding protein that has been implicated in cell growth, differentiation, adhesion, malignant transformation, angiogenesis and metastasis. In Phase I human testing that enrolled patients with cancer refractory to all standard treatment, GBC-590 was found to be well tolerated at all administered dose levels. In 2000, we commenced Phase II clinical trials of GBC-590 for pancreatic and colorectal cancers. In September 2000, we completed enrollment of a Phase II colorectal clinical trial. We anticipate beginning Phase II clinical trials for prostate cancer in 2001 but will defer commencing liver cancer trials at this time. Institutional Review Board (IRB) approval was received at the following sites prior to conducting the current Phase II clinical trials for pancreatic and/or colorectal cancers:


 .  Beth Israel/Deaconess Hospital in Boston, Massachusetts;

 .  University of Chicago Pritzker School of Medicine;

 .  University of Rochester Cancer Center;

 .  Christiana Healthcare in Wilmington, Delaware;

 .  Ocala Oncology Center in Ocala, Florida;

 .  Hematology and Oncology Associates in Kansas City, Missouri; and

 .  Medical Oncology Associates in San Diego, California.


Upon full patient enrollment, we expect Phase II trials to be completed within approximately six to twelve months. The clinical trials for each indication will have approximately 20 patients or more. Subject to the results of our Phase II trials, we plan to conduct expanded Phase II/Phase III clinical trials for all indications subsequent to review and analysis of the Phase II data. We have retained Covance (NYSE:CVD), a leading clinical trial research organization in the U.S., to assist in conducting these studies.

CONSUMER, AGRICULTURAL AND COMMERCIAL PRODUCTS. We are pursuing commercialization of the SafeScience(R) line of household and commercial cleaning products, which are designed to promote a chemically safe environment within the home and commercial settings. Our first major retailer, Sainsbury plc's New England-based subsidiary, Shaw's Supermarkets, with approximately 167 locations including the recently acquired Star Supermarkets, commenced stocking the SafeScience consumer line in the third quarter of 1999. Total revenues received from Shaw's were approximately $591,000 for the fifteen months ended September 30, 2000. At Shaw's, SafeScience(R) products are positioned as a co-brand displaying both the SafeScience brand and the retailer's own name. At present, nine products are included in the Shaw's program: liquid laundry detergent, kitchen cleaner, shower mist, dish detergent, all-purpose cleaner, glass/window cleaner, bathroom cleaner (tub/tile), floor cleaner and fabric refresher.

Two additional supermarket chains have recently begun selling cleaning products based on SafeScience technology: Wegmans, a 60-store chain headquartered in Rochester, New York, and Giant Eagle of Pittsburgh, Pennsylvania with 202 stores in three states. The Wegmans line of seven products are being sold as Wegmans brand cleaners using SafeScience technology with the SafeScience icon displayed on the front and back labels. Giant Eagle stocks nine products under the Smart Science(R) brand also with the SafeScience icon displayed on both panels.

We intend to continue to pursue relationships whereby in most retail channels our products will be positioned as a SafeScience branded line, and in supermarket retailers as either the SafeScience branded line or a private label brand using SafeScience technology. Private label branding has two advantages for us: we benefit from existing store brand loyalty; and the retail partner shares in the promotion of the product.

We recently refocused our sales and marketing efforts and have positioned ourselves to achieve wider acceptance of the SafeScience(R) branded line of consumer products with selective effort on private label business. Our sales and marketing team has been restructured to add extensive consumer product experience. In September 2000, we announced that three cleaning products are now distributed through CVS/Pharmacy (CVS: NYSE), and seven cleaning products through Brooks Pharmacy, all under the SafeScience(R) brand. CVS/Pharmacy is headquartered in Rhode Island with 4,100 stores in twenty-nine states and the District of Columbia; and Brooks Pharmacy is also Rhode Island-based with 250 stores throughout New England.

We have an agreement with Daymon Associates, Inc., a leading private label and retail sales company to serve as a broker to market our products to supermarket, mass merchandise and drug store chains. Additionally, we have commissioned approximately 14 account-specific sales representatives to supplement Daymon's sales efforts. In addition to the consumer cleaning product line, we have introduced a line of insect repellents in the consumer channel, and are seeking to commercialize our commercial cleaning products by opportunistically pursuing sales in various industries.

The manufacture of SafeScience's formulations, labeling, filling, warehousing and shipping are handled by Kleen Brite Laboratories, a substantial contract manufacturer, and Delta-Omega Technologies, Inc. Additional manufacturers are being qualified at this time.

We have recently received conditional registration approval by the United States Environmental Protection Agency (EPA) for Elexa PBD 4%, our lead agricultural product, which is designed to improve a plant's natural ability to resist disease. Elexa will initially be marketed for the control of fungal diseases, and specifically powdery mildew disease, on grapes and strawberries. We are seeking approval by the California Department of Pesticide Regulation and, now that EPA conditional registration has been granted, will seek other state regulatory approvals too. We expect to receive California and other state registrations of Elexa in time for the 2001 growing season.

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS SEPTEMBER 30, 1999

         Sales decreased from $557,788 for the three months ended September 30, 1999 to $390,943 for the three months ended September 30, 2000, a decrease of $166,845, or 29.9%. This decrease is primarily attributable to elimination of barter transactions in the third quarter of 2000. The Company does not expect to enter into barter transactions in the fourth quarter of 2000; accordingly, there will likely be a substantial decline in sales revenue in the fourth quarter of 2000 as compared to last year.

          Cost of goods sold decreased from $485,501 for the three months ended September 30, 1999 to $313,764 for the three months ended September 30, 2000, a decrease of $171,737, or 35.4% This decrease is attributable to lower sales volume during the period. Gross profit increased from $72,287 to $77,179 during the same period. This represents an increase in gross margin from 13.0% to 19.7%. Higher sales prices account for the gross margin improvement.

         General and administrative expenses decreased from $1,646,743 for the three months ended September 30, 1999 to $942,390 for the three months ended September 30, 2000, a decrease of $704,353, or 42.8%. This decrease is primarily attributable to a reduction of expenditures for professional services provided by outside consultants, officer's compensation and travel. Approximately $316,451 of the 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

         Marketing expenses increased from $1,261,778 for the three months ended September 30, 1999 to $1,544,451 for the three months ended September 30, 2000, an increase of $282,673, or 22.4%. This increase is primarily due to increases in consulting and freight expenses partially offset by reductions in advertising and commissions.

         Research and development costs increased from $1,407,307 for the three months ended September 30, 1999 to $1,973,539 for the three months ended September 30, 2000, an increase of $566,232, or 40.2%. This increase is primarily attributable to consulting services of Covance Inc. in connection with the clinical trials of GBC-590 and production costs for GBC-590 used in clinical trials, partially offset by a reduction in license fees. Approximately $320,295 of 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

         Since the first quarter of 2000, Covance Inc. has managed the studies to evaluate the effect of GBC-590 in clinical trials. We estimate that Phase II pancreatic cancer studies may require approximately 18 months and $900,000 to complete and that Phase II colorectal cancer studies may require approximately 18 months and $1,650,000 to complete. The Company has incurred expenses of approximately $1,238,000 through September 30, 2000 in connection with these clinical trials.

         Interest income decreased from $89,095 for the three months ended September 30, 1999 to $53,154 for the three months ended September 30, 2000, a decrease of $35,941, or 40.3%. This decrease is attributable to a decrease in cash available for temporary investment.

          During the second quarter we began a restructuring of operations including the replacement of our Chief Executive Officer. In connection with this severance and other employee reductions, we recorded a charge in the amount of $1,731,000 to cover the estimated costs of terminating an existing employment agreement and other severance costs. Certain expenses were reduced by $251,970 from the estimated amount recorded and have been reflected in the results for this quarter. (See Note 3)

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS SEPTEMBER 30, 1999

         Sales increased from $763,801 for the nine months ended September 30, 1999 to $1,174,912 for the nine months ended September 30, 2000 an increase of $411,111, or 53.8%. This increase is primarily attributable to the comparison of nine months of revenues in 2000 with the commencement of sales of our household and commercial cleaning products in June 1999. Due to the decision to place more emphasis on branded consumer products and to pursue commercial sales on a more opportunistic basis, the year-over-year comparisons in the fourth quarter of 2000 may show substantial declines. Also, we have reduced the use of barter transactions as a percentage of sales. For the nine months ended September 30, 1999 approximately $297,800, or 39.1%, of sales were in exchange for barter credits compared with $179,000, or 15.2%, of sales for the nine months ended September 30, 2000.

         Cost of goods sold increased from $850,119 for the nine months ended September 30, 1999 to $1,025,668 for the nine months ended September 30, 2000. This increase is attributable to the increase in sales of our products in the nine months ended September 30, 2000 from the nine months ended September 30, 1999. We earned a gross profit on sales of $149,243, or 12.7%, for the nine months ended September 30, 2000 compared with a gross loss of $86,318 during the nine months ended September 30, 1999.

         General and administrative expenses decreased from $4,721,033 for the nine months ended September 30, 1999 to $3,068,958 for the nine months ended September 30, 2000, a decrease of $1,652,075, or 35.0%. This decrease is primarily attributable to a reduction of expenditures for professional services provided by outside consultants and officers compensation, primarily non-cash expenses, and travel. Approximately $1,812,552 and $28,080 of 1999 and 2000 expenses, respectively, were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

            Marketing expenses increased from $2,396,764 for the nine months ended September 30, 1999 to $4,157,797 for the nine months ended September 30, 2000, an increase of $1,761,033, or 73.5%. This increase is primarily due to increases in payroll, consulting expenses, freight and rent partially offset by a reduction in advertising expenses. In addition to the direct expenses associated with the marketing and support of our consumer and agricultural products, $758,000 of our operating expense is allocated to marketing in 2000.

         Research and development costs increased from $2,233,834 for the nine months ended September 30, 1999 to $3,816,815 for the nine months ended September 30, 2000, an increase of $1,582,981, or 70.9%. This increase is primarily attributable to consulting services of Covance Inc. in connection with the clinical trials of GBC-590 and production costs for GBC-590 used in clinical trials partially offset by license fees and consulting expense. Total expenses incurred from Covance Inc. during the nine month ended September 30, 2000 were $1,238,000 of the $2,550,000 estimated cost to complete the clinical trials. Approximately $425,720 of 1999 expenses were non-cash expenses resulting from the issuance of options and warrants to purchase common stock and the grant of common stock for services.

         Interest income decreased from $199,313 for the nine months ended September 30, 1999 to $181,615 for the nine months ended September 30, 2000, a decrease of $17,698, or 8.9%. This decrease is attributable to a decrease in cash available for temporary investment.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000, our operations utilized cash of approximately $10,073,000 primarily to fund our operating loss. We also invested $137,848 in fixed asset purchases. The uses of cash were offset by equity financings that resulted in net proceeds of approximately $10,496,000 to us during the nine months ended September 30, 2000.

         As of September 30, 2000, our accumulated deficit was approximately $39,101,000 and cash balances were $3,678,473.

         Our future is dependent upon our ability to obtain financing to fund operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, sales and marketing activities, preclinical studies and clinical trials. We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements as currently planned until the first quarter of 2001. We intend to raise funds by year-end 2000 which if through the sale of our securities would result in dilution for existing shareholders. See "Certain Factors That May Affect Future Results".

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. We will adopt SAB 101 in the fourth quarter of 2000 and are currently evaluating the effects it will have. We anticipate that the adoption of SAB 101 will not have a material adverse effect on our 2000 financial position and results of operations.

MARKET RISK

         We are exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of September 30, 2000, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that this exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.


INTEREST RATE SENSITIVITY

         We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2000, the fair value of the portfolio would decline by an immaterial amount.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

         WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

        We began operations more than seven years ago and began to generate revenue only in the second quarter of 1999. Through September 30, 2000, we have only generated an aggregate of $2,543,400 from product sales. We have incurred approximately $39.1 million of operating losses since our inception, including $12.3 million in the year ended December 31, 1999 and $12.4 million for the nine months ended September 30, 2000. Extensive operating losses can be expected to continue for the foreseeable future.

         MANY OF OUR PRODUCTS ARE STILL IN DEVELOPMENT AND THERE ARE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES AND WE MAY BE UNABLE TO BRING NEW PRODUCTS TO MARKET.

     Many of our proposed products require further research, development, laboratory testing, regulatory approval and/or demonstration of commercial scale manufacturing before they can be proven to be commercially viable. Many of these proposed products are in the development stage and are subject to the risks inherent in the development of new products, particularly those products based upon biotechnology. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during testing to be ineffective, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing and/or regulatory approval process for our proposed products will be completed. Accordingly, no assurance can be given that our product development efforts will be successful, that required regulatory approvals from U.S. or foreign authorities will be obtained, or that any products, if introduced, will be capable of being produced in commercial quantities at reasonable costs or will be successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

         WE DERIVE ALMOST ALL OF OUR REVENUES FROM A SMALL NUMBER OF CUSTOMERS AND OUR REVENUES MAY DECLINE SIGNIFICANTLY IF ANY CUSTOMER CANCELS OR DELAYS A PURCHASE OF OUR PRODUCTS.

        We derive the majority of our revenues from a small number of customers. Our business would be seriously harmed if we do not generate as much revenue as expected from these customers or if any of these customers cease purchasing our products. For the year ended December 31, 1999 and the nine months ended September 30, 2000, 96% and 70% of our revenues came from four and six customers, respectively. Present and future customers may terminate their purchasing arrangements with us or significantly reduce or delay their orders. The loss of any one of our major customers or the delay of significant orders from such customers, even if only temporary, could reduce or delay our recognition of revenues, harm our reputation in the industry and reduce our ability to accurately predict cash flow, and, as a consequence, could seriously harm our business, financial condition and results of operations.

         IF WE ARE UNABLE TO SECURE ANY PATENTS ON OUR CANCER DRUG GBC-590, OR IF EXISTING PATENTS IMPAIR OUR RIGHTS TO OUR CANCER DRUG, OUR ABILITY TO GENERATE REVENUES FROM GBC-590 WOULD BE SEVERELY HARMED.

     We rely significantly upon proprietary technology. Although we have patents on certain technology, we have patents pending, but no patents issued, relating to GBC-590 other than patent number 714164 in Australia. To the extent that we currently rely upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached.

     We have applied for a patent on GBC-590 with the U.S. Patent and Trademark office. A patent has been granted to Dr. A. Raz of the Michigan Cancer Institute on a compound which is similar to GBC-590, the claims of which conflict with certain of the claims in the GBC-590 patent application. As a result of the GBC-590 patent not being issued and the subsequent issuance of Dr. Raz's patent, the degree of patent protection, if any, we will obtain for GBC-590 is unclear. There can be no assurance that the patent will in fact be granted or that, if granted, it will not be limited in such a way as to materially affect our ability to produce, market and sell GBC-590.

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

         WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES, AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY WE MAY BE UNABLE TO SUSTAIN OR INCREASE OUR REVENUES.

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

         IF OUR PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL, MEDICAL AND CONSUMER COMMUNITIES OUR BUSINESS WILL SUFFER.

     Two of our three principal areas are agricultural products and pharmaceuticals. Commercial sales of our proposed products in these areas, for use as fungicides, or therapeutics, will substantially depend upon the products' efficacy and on their acceptance by the agricultural and medical communities. Widespread acceptance of our products will require educating the agricultural and medical communities as to the benefits and reliability of the products. In addition, some of our consumer products, such as the lice shampoo, may require educating consumers regarding the benefits and efficacy of our products to achieve significant acceptance. There can be no assurance that our proposed products will be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

         IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

     We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until in the opinion of Company management, the size and scope of our business so warrants. While we have established manufacturing relationships with several firms that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and there is no assurance that such arrangements can be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

     Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in access to necessary manufacturing processes and reduced control over product quality and delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. The use of a new manufacturer may cause significant interruptions in supply if the new manufacture has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

         WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGES IN THE MARKETS IN WHICH WE COMPETE, AND OUR FAILURE TO SUCCESSFULLY COMPETE OR ADAPT TO CHANGING TECHNOLOGY COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS.

     Many companies, including large pharmaceutical, chemical, biotechnology and agricultural concerns, universities and other research institutions, with financial resources and research and development staffs and facilities substantially greater than ours, may develop or attempt to develop products that compete with our products. These companies may have the ability to devote far greater resources to marketing their products than we are able to do. In addition, the biotechnology industry is one in which technological change is extremely rapid. Our ability to anticipate changes in technology and industry standards together with regulatory changes and to successfully develop and introduce new and enhanced products on a timely basis will be significant factors in our ability to grow and remain competitive. There is no assurance that any products, which we do develop, will not become technologically obsolete before we have had the ability to realize significant revenues or profits.

           OUR FAILURE TO MEET PRODUCT RELEASE SCHEDULES WOULD MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS AND MAY CAUSE OUR OPERATING RESULTS TO VARY SIGNIFICANTLY.

     Delays in the planned release of our products may adversely affect forecasted revenues and create operational inefficiencies resulting from staffing levels designed to support the forecasted revenues. Our failure to introduce new products on a timely basis could delay or hinder market acceptance and allow competitors to gain greater market share.

         CERTAIN OF OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR PRODUCTS WOULD SEVERELY HARM OUR BUSINESS.

     The FDA regulates the manufacture, distribution and promotion of pharmaceutical products in the United States pursuant to the Federal Food Drug and Cosmetic Act and related regulations. We must receive premarket approval by the FDA for any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing arrangements with other pharmaceutical companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

     The investigation, manufacture and sale of agricultural products are subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will only be able to be commercially marketed for use either in the United States or other countries by first obtaining the necessary approvals. While we hope to obtain regulatory approvals for our proposed products, there can be no assurance that we will obtain these approvals on a timely basis, if at all.

         FUTURE HEALTHCARE REFORM MEASURES AND REIMBURSEMENT PROCEDURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT THE SALE OF OUR PHARMACEUTICAL PRODUCTS.

     Our ability to sell our pharmaceutical products successfully will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients for the costs of our pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products and cost containment and cost reduction efforts can be more pronounced than in the United States.

         WE HAVE LIMITED MARKETING ARRANGEMENTS IN PLACE AND OUR SALES FORCE IS LIMITED AND THUS MAY BE UNABLE TO INCREASE OR SUSTAIN OUR REVENUES.

     While we may enter into arrangements with one or more agricultural, chemical and/or pharmaceutical companies to market certain of our products, we may be unable to enter into such arrangements on favorable terms, and may therefore seek to market such products through independent distributors. Any independent distributors through which we distribute such products may also market competitive products. There can be no assurance that we will be able to enter into distribution arrangements with terms which are satisfactory to us. While we have begun to develop our own sales force, its size is presently limited and may be inadequate for the sales and marketing activities that we plan to undertake with respect to our products. Our ability to market and sell our products may be adversely affected if we are unable to identify, employ and retain suitably qualified sales and marketing personnel.

         IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, OUR GROWTH MAY BE LIMITED AND WE MAY NOT BE ABLE TO SUCCESSFULLY ACHIEVE OUR OBJECTIVES.

     Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that we will be able to retain existing personnel or attract qualified employees in the future. During the last year we have hired a Chief Financial Officer and recently replaced the Vice President of Marketing and Sales of Consumer Products and appointed the President to the additional position of Chief Executive Officer. At present, we employ approximately 33 full time employees and several part-time consultants. We depend upon the personal efforts and abilities of our officers and directors, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

         THE BUSINESSES IN WHICH WE ENGAGE HAVE A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUCCESSFUL SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED.

     The testing, marketing and sale of agricultural and pharmaceutical products entails a risk of product liability claims by consumers and others. While we currently maintain product liability insurance which we believe to be adequate, there is no assurance that such insurance will continue to be available at a reasonable cost or will be sufficient to fully cover any potential claims. In the event of a successful suit against us, the lack or insufficiency of insurance coverage could have a material adverse effect on our business and financial condition.

         WE WILL NEED ADDITIONAL FINANCING, WHICH IF NOT AVAILABLE, COULD PREVENT OUR ABILITY TO FUND OR EXPAND OPERATIONS.

     We anticipate that we have sufficient cash to meet our cash requirements until the first quarter of next year. We intend to raise additional funds by year-end 2000 through sales of our securities to the public and through private placements, debt financing or short-term loans. Additional equity financing may result in dilution to our shareholders and debt financing is likely to include significant restrictive covenants that would limit our operational flexibility and would make us more leveraged, thereby increasing the possibility of default. Any of such additional financings may not be available when needed on terms satisfactory to us, if at all. If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop ourselves. Any inability to obtain additional financing, if required, would have a material adverse effect on our business and prospects.

         WE ARE OBLIGATED TO ISSUE ADDITIONAL SHARES IN THE FUTURE, DILUTING THE INTEREST OF OUR SHAREHOLDERS.

        As of September 30, 2000 there are outstanding and exercisable options to purchase 921,685 shares of common stock, at a weighted average exercise price of $7.96 per share, and warrants to purchase 302,754 shares of common stock at a weighted average price of $14.60 per share. Moreover, we may in the future issue additional shares to acquire other companies or technologies, to pay for services, or for other corporate purposes.

     In addition, pursuant to adjustable warrants we have issued to Strong River Investments and Montrose Investments, we are required to issue additional shares of our common stock at $.01 per share, the number of such shares to be determined by a formula based on the average of the four lowest closing bid prices for the prior 40 trading days, or adjustment price, compared to the $14.45 per share purchase price paid by such entities. Assuming the adjustable warrants were exercisable in full on November 10, 2000, the adjustment price would be $1.4375 and the holders of the adjustable warrants could exercise those warrants for an aggregate of 2,192,563 shares of common stock. If our stock price decreases and results in a lower adjustment price, the holders of the adjustable warrants could acquire an increased number of shares upon exercise of the adjustable warrants, and the greater the decline in the market price, the greater the number of shares the holders of the adjustable warrants could acquire upon exercise of the adjustable warrants.

     IF STRONG RIVER INVESTMENTS, INC. AND MONTROSE INVESTMENTS LTD. ENGAGE IN SHORT SELLING TO INCREASE THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THEIR ADJUSTABLE WARRANTS, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE.

     Strong River Investments, Inc. and Montrose Investments Ltd. each owns an adjustable warrant that will vest on three dates. Two vesting dates have occurred for the Strong River adjustable warrant for which we have issued 601,932 shares of common stock to Strong River and one vesting date has occurred for the Montrose adjustable warrant for which we have issued 460,324 shares of common stock to Montrose. The remaining vesting date for Strong River Investments, Inc. will be on November 24, 2000 and the remaining two vesting dates for Montrose Investment Ltd. will be on December 4, 2000 and January 31, 2001. The number of shares that will be issuable at each future vesting date will be determined according to a formula in which the number of shares issuable will be greater the lower the price of our common stock. Since the exercise price of the adjustable warrants is only $.01 per share, Strong River Investments, Inc. and Montrose Investments Ltd. have an incentive to sell short our common stock prior to each vesting date in order to cause the market price of our common stock to decline and a greater number of shares to vest under the adjustable warrants. Strong River Investments, Inc. and Montrose Investments Ltd. could then exercise their adjustable warrants and use the shares of common stock received upon exercise to cover their short positions. Strong River Investments, Inc. and Montrose Investments Ltd. could thereby profit by the decline in the market price of the common stock caused by their short selling. The perception that Strong River Investments, Inc. and Montrose Investments Ltd. may sell short our common stock may cause others to sell their shares as well.

An increase in the volume of sales of our common stock, whether short sales or not and whether the sales are by others, could cause the market price of our common stock to decline further.

     WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK AND LIQUIDITY WOULD DECLINE

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

     In addition, our common stock could be delisted from The NASDAQ Stock Market if the bid price of our common stock falls below $1.00 per share, if we have less than $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) and our market capitalization falls below $35 million, or if the value of our common stock held by our stockholders (other than our directors and executive officers) is less than $1,000,000.

     If NASDAQ delisted our common stock, we would likely seek to list our common stock for quotation on a regional or other principal stock exchanges. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheet." In addition, delisting from NASDAQ and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of our common stock. Finally, it may become more difficult for us to raise funds through the sale of our securities.

     THERE MAY BE SIGNIFICANT FUTURE SALES PURSUANT TO RULE 144 UNDER THE SECURITIES ACT WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     Many shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not our affiliates and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may, in the future, increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

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

     ISSUANCES OF OUR SECURITIES ARE SUBJECT TO FEDERAL AND STATE SECURITIES LAWS AND CERTAIN PRIOR OFFERINGS OF OUR SECURITIES MAY NOT HAVE COMPLIED WITH APPLICABLE SECURITIES LAWS.

     Issuances of our securities are subject to Federal and state securities laws. Certain prior private placement offerings of our securities may not have complied with requirements of applicable state securities laws. There are a number of remedies available to regulatory authorities and stockholders who purchased securities in such offerings, including, without limitation, rescission rights.

     THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY OUR STOCKHOLDERS.

     The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ - Small Cap) has been, and may continue to be, highly volatile. The stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. In addition, factors such as announcements of technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the various industries in which we compete, may have a significant impact on the market price of our common stock.

     AN INVESTMENT IN OUR STOCK IS SPECULATIVE AND ENTAILS A HIGH DEGREE OF
RISK.

     There is nothing at this time upon which to base an assumption that our plans will prove successful. If our plans prove unsuccessful, purchasers of our common stock may lose all or a substantial part of their investment. Our operations are subject to numerous risks associated with the development of agricultural, consumer and pharmaceutical products, including the competitive and regulatory environment in which we operate. In addition, we may encounter unanticipated problems, including manufacturing, distributing and marketing difficulties, some of which may be beyond our financial and technical abilities to resolve. The failure adequately to address such difficulties could have a material adverse effect on our prospects and our financial condition.

     WE HAVE NOT PAID AND DO NOT INTEND TO PAY ANY DIVIDENDS.

     To date, we have not paid any cash dividends on our common stock. Our Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Furthermore, as we will be required to obtain additional financing, there may be restrictions on our ability to declare any cash dividends on common stock in the future.

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

10.21 Letter Agreement by and among SafeScience, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.

         (b)  Reports on Form 8-K.

             None.

The following document is an exhibit hereto:

10.22 Employment Agreement between SafeScience, Inc. and Bradley J. Carver dated June 29, 1999.

10.23    1998 Stock Option Plan.

10.24    2000 Stock Incentive Plan.

10.25 Supply and Distribution Agreement by and between SafeScience, Inc. and Delta-Omega Technologies, Inc. dated July 8, 1998.

10.26 Exclusive License Agreement by and between SafeScience, Inc. and Delta-Omega Technologies, Inc. dated September 15, 1999.

27.1     Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November 2000.


                               SAFESCIENCE, INC.
                               (the "Registrant")





                             BY:     /s/  Bradley J. Carver
                                 ----------------------------------------------
                                 Bradley J. Carver, President, Chief Executive Officer, Treasurer and Director






                             BY:    /s/  John W. Burns
                                  ---------------------------------------------
                                  John W. Burns, Chief Financial Officer and
                                  Secretary




                             BY:   /s/  Patrick J. Joyce
                                  ---------------------------------------------
                                  Patrick J. Joyce, Principal Accounting Officer