Form 10-K
period 2000-12-31
SAFESCIENCE INC
filed 2001-04-04
CIK 946661

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended - December 31, 2000
         OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _________ to ________.

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

The aggregate market value at February 5, 2001 of the voting stock of the registration filed by non-affiliates was approximately $26,085,935.

The number of shares outstanding each of the Registrant's classes of common stock, as of March 28, 2001 was 24,659,333.

                       Documents Incorporated By Reference

Certain portions of the Registrant's definitive proxy statement to be filed by April 30, 2001 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.


PART I

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


ITEM 1. BUSINESS

General

     SafeScience, Inc. is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds. The Company's lead drug candidate GBC-590, a potential treatment for multiple forms of cancer, is in Phase II clinical trials for pancreatic and colorectal cancers. The Company also develops agricultural products. The Company's near term objective is to continue to proceed through the various phases of United States Food and Drug
Administration (FDA) clinical trials for GBC-590 and to continue to pursue federal and state registration of its agriculture products while seeking alternatives, including sale, for its agricultural products business area.

SafeScience, Inc.

     SafeScience conducts its business through two wholly-owned subsidiaries. International Gene Group, Inc. and SafeScience Products, Inc.



International Gene Group, Inc.

    International Gene Group, Inc. ("IGG") develops human therapeutics. IGG has been focused on developing GBC-590, a complex carbohydrate intended to fight cancerous tumors and metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute. Phase I FDA clinical trials for GBC-590 have been completed. Phase II clinical trials for GBC-590 designed to evaluate safety and efficacy for pancreatic and colorectal cancers began in the second quarter of 2000. The Company plans to conduct an expanded Phase IIb 75 patient dose escalation trial beginning in mid-2001 for colorectal cancer patients. We may, in addition, begin Phase II trials for prostate cancer in 2002.

    IGG has also developed a complex carbohydrate antifungal agent which is being tested in animals to inhibit Candida infections.

     Theoretical Background of GBC-590. Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher. While nucleic acids and proteins were previously recognized as the major classes of biological materials involved in cell recognition, it has recently been scientifically established that carbohydrates play a role as well. The majority of a cell's surface components contain carbohydrate structures on the cell, which change characteristics as the cell develops, differentiates and sickens.

         It is contended that cell adhesion plays a role in cancer and cancer metastasis. Metastasis is the process by which cancer cells spread throughout the body, beginning at the primary tumor. The spread of the cancer cells throughout the body is the main cause of death for cancer patients. These cells, once circulating in the bloodstream after their detachment from the primary tumor, must adhere to new cells in other parts of the body in order to proliferate to form new tumor colonies. Malignant cells may thus recruit the very adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. We thus believe that drugs, which inhibit this process of adhesion, may therefore inhibit metastasis although this theory has not been scientifically established.

         Complex Carbohydrate Substance (GBC-590). GBC-590 may offer a novel approach to controlling the progression of cancer, by disrupting the cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. The GBC-590 compound acts as a "molecular decoy" by recognizing Galectin 3,a "lectin", on cancer cells, attaching itself to the Galectin 3 and preventing those cells from aggregating. GBC-590 may thus prevent metastasis.

         We believe that GBC-590 has the potential for therapeutic effect on multiple cancer types (i.e. colorectal, prostate, pancreatic, breast and liver) because the target for GBC-590 on the cancer cells is Galectin 3 which is over-expressed on all these cancer types. In addition, independent research has shown that Galectin 3 plays a role in angiogenesis. Angiogenesis, identified in the 1980's, is the biological process by which cancer cells form new blood vessels allowing them to obtain the nutrients necessary for tumor growth. By binding to Galectin

3, GBC-590 may inhibit angiogenesis.

         Phase I clinical trials of GBC-590, at the MD Anderson Cancer Center in Houston, Texas and at Pennsylvania Oncology and Hematology Associates, an
affiliate of the University of Pennsylvania - School of Medicine in Philadelphia, Pennsylvania, were completed in 1999. Phase I is intended to assess toxicity; GBC-590 showed no dose limiting toxicity in patients.

         Institutional Review Board (IRB) approval was received at the following sites prior to conducting the recently completed Phase II clinical trial for colorectal cancer and/or the ongoing Phase II clinical trial for pancreatic cancer:

 .  Beth Israel/Deaconess Hospital in Boston, Massachusetts;


 .  University of Chicago Pritzker School of Medicine;


 .  University of Rochester Cancer Center;


 .  Christiana Healthcare in Wilmington, Delaware;


 .  Ocala Oncology Center in Ocala, Florida;


 .  Hematology and Oncology Associates in Kansas City, Missouri; and


 .  Medical Oncology Associates in San Diego, California.


         On March 23, 2001, the Company announced that GBC-590 demonstrated positive clinical activity in colorectal cancer patients in the recently completed Phase IIa clinical trial. Specifically, five of 23 patients showed tumor stabilization for periods of two to six months before disease state progression was observed, with one of the five patients showing a period of tumor shrinkage. Based on this promising, early data, the Company plans to conduct an expanded Phase IIb dose escalation trial. Higher doses of GBC-590 than administered in the Phase IIa study have already been tested in animals with no dose limiting toxicity observed. This clinical trial is planned to enroll 75 colorectal cancer patients separated into three groups of 25 patients that would receive three different dose levels of GBC-590. There can be no assurances at present that IV infusion of GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans or be safe at higher doses.

         CAN-296. CAN-296 is an anti-fungal agent derived from a naturally occurring complex carbohydrate, designed for treatment of Candida and Apsergillus infections. Candida, a common fungal disease, can take on two forms: deep-seated infections which can be fatal and superficial infections such as athlete's foot, skin infections and vaginitis.


         CAN-296 has been tested in vitro and in animals against many Candida pathogenic isolates including resistant strains and demonstrated positive activity. There are no assurances that application of CAN-296 will prove effective in reducing or eliminating Candida infection in humans, and there have been no clinical studies or tests conducted to prove such an effect. Additional studies in animals will be conducted, and based on those results, the Company will decide whether to proceed to file an Investigational New Drug ("IND") application.

SafeScience Products, Inc.

         Historically, SafeScience Products developed agriculture products and developed, marketed and distributed chemically safe consumer and commercial products.

         In the agricultural area, SafeScience Products has developed and/or licensed an array of products that include a Federal EPA-approved plant defense booster to treat fungal pathogens. An additional insecticide product (Bb447) is being tested and developed.

       On February 15, 2001, the Company received notice of unconditional registration from the United States Environmental Protection Agency's Office of Pesticide Programs, Biopesticides and Pollution Prevention Division for its Elexa-4 Plant Defense Booster. Elexa-4 is an effective non-toxic treatment against fungal pathogens such as powdery mildew and boytrytis on grapes, and powdery mildew and gray mold on strawberries, as well as, a variety of additional crops. Elexa-4 works by stimulating the plants own natural defense system to defend against attack by diseases. A large number of research trials show Elexa-4 to be as effective at powdery mildew disease protection and control as leading traditional synthetic chemical fungicides on our initially targeted crops of grapes, strawberries and cherries. We have filed for state registration to distribute and sell Elexa-4 in California and other states.

       On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of the consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company has recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations.

       The  net  losses  of the  discontinued  operations  are  included  in the
statements  of  operations  under   discontinued   operations.   The  loss  from
discontinued operations consists of the following:
                                        Year Ended December 31,
                                         2000          1999
   Revenues                         $ 1,354,898        $  1,368,514
   Cost of revenues                   1,229,508           1,410,732
                                    -----------        ------------
   Gross margin (loss)                  125,390             (42,218)
   Marketing expense                  3,566,900           2,818,050
   Research and development expense     297,657              19,120
                                    -----------        ------------

   Operating loss                    (3,739,167)         (2,879,388)
   Provision for loss on
   discontinued operations           (1,750,000)                 --
                                    -----------        ------------
   Loss on discontinued operations  $(5,489,167)        $(2,879,388)
                                    ===========         ===========

Manufacturing

         We have established manufacturing and distribution relationships with firms, that we believe will provide the capability to meet our anticipated requirements for the development of our therapeutic and agricultural products for the foreseeable future. We audit our contract-manufacturing firms for process capability, management control and for the capacity to scale-up production in the event that larger volumes of product are needed.


         Materials  and  components  are  selectively   sourced  from  suppliers
nationally. We have good working relationships with all our manufacturing associates and suppliers.

Government Regulation

         Certain of our activities are subject to extensive federal and local laws and regulations controlling the development, testing, manufacture and distribution of pesticide and pharmaceutical products. The pharmaceutical products of our IGG subsidiary are subject to regulation as therapeutics by the FDA, while our agricultural products are regulated as fungicides and/or insecticides by the EPA and other federal and state regulatory agencies. In addition, our products may also be subject to varying degrees of regulation by a number of foreign governmental agencies. Compliance with FDA and EPA regulations often results in substantial costs relating to laboratory and clinical testing of new products, for the preparation and filing of documents in required formats and for other testing. Moreover, there are no assurances that we will receive the approvals necessary to commercially market our products.

Food and Drug Administration Regulation

         The FDA approval process consists of three steps that all new drugs, antibiotics and biologicals must follow. These steps are:

         1.  investigational new drug application
         2.  clinical trials
         3.  new drug application (review and approval)

In addition, the FDA may impose post-approval requirements (Phase 4) on the applicant to further study some aspect of the product. The applicant is also required to conduct post-market surveillance on its drug products.

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

         Human clinical trials are generally conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of a drug, by determining the drug's toxicity. Typically oncology related Phase I trials involve 20-40 patients, taking one to two years to complete. Phase I has been completed for GBC-590.

         Assuming the results of Phase I testing present no toxicity or unacceptable safety problems, Phase II trials may begin. The primary objective of this stage of clinical testing is to determine whether the drug is effective in treating the disease or condition for which it is intended and it is designed to continue to evaluate the toxicity of a drug. Phase II studies may take a year or longer and could involve 200 or more patients for each type of disease or illness tested. These studies are randomized controlled trials that also attempt to identify short-term side effects and risks in people whose health is impaired. The cost per patient is estimated at $50,000 to $70,000. Phase II trials of GBC-590 being investigated for the treatment of pancreatic and colorectal cancers began in the second quarter of 2000. We plan to commence an expanded Phase IIb colorectal trial in 2001 and may commence an initial trial for prostate cancer in 2002.

     The objective of Phase III is to develop information that will allow the drug to be marketed and used safely. Phase III trials generally involve hundreds of patients with the objective of expanding on the research carried out in Phase
II. Among the objectives of Phase III trials are to demonstrate that the product is effective and safe for treatment of a disease and to discover less common or even rare side effects and adverse reactions. This information will be incorporated into the drug's labeling.

     The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission and approval. In this step, all the information generated in the clinical trials along with preclinical, chemistry, manufacturing and controls, pharmacokinetic data and labeling will be submitted for review and, if acceptable to demonstrate safety and effectiveness, the drug will be approved for marketing.

     Subsequent to, or as a condition of FDA approval, the FDA may impose post-approval requirements (Phase 4) on the applicant to further study some aspect of the product. The applicant is also required to conduct post-market surveillance on its drug product. The time required to complete all steps averages seven years, but can take significantly longer. There is no assurance that the Company will ever receive FDA approval of any of its products.

Environmental Agency Approvals

         EPA  and  state   regulatory   approvals   must  be  obtained  for  all
agricultural products constituting fungicides, insecticides or herbicides before these products can be sold in a particular state.

         EPA approval requires submitting a comprehensive data package describing the product and its active ingredients. The package includes information on product identity, product chemistry, mammalian toxicology, non-target animal and plant studies and a clear and well-defined manufacturing process. Although there is no set registration time schedule, due in part to EPA's backlog of registration filings and need to be satisfied that all data requirements have been met, most low risk, exempt from tolerance, pesticides (like those from SafeScience) typically take from 12 to 18 months for approval. The EPA regulatory process for the first generation (1%) Elexa PDB was completed and the product was approved for sale in October 1997. Unconditional registration approval from the Federal EPA for a new more concentrated (4%) formulation of Elexa PDB was also received on February 15, 2001. The California State Pesticide regulatory approval is pending and the Company will also seek to register Elexa-4 with other state regulatory agencies. There can be no assurance that the Company will receive approval for all, or any, of Elexa PDB's labeling claims from the State of California, or other state regulatory agencies.

     The Company has initiated the registration process for another pesticide. Our microbial agent, referred to as Bb447, for use in bait stations in homes and commercial settings for control of cockroaches and ants has also been submitted to the EPA and is pending registration.

     The Company may pursue registration of its agricultural products in foreign countries through its international distribution network.


The Internet

         The Internet provides us with an international online audience that is self-selected for its interest in ideas concerning human therapeutics, as well as, chemical and environmental safety. It allows potential partners throughout the world with ideas, information and products to contact us. We can be found at http://www.safescience.com.

Competition

         Our  products  will  encounter   significant   competition  from  firms
currently  engaged  in  the  pharmaceutical,   biotechnology,  and  agrochemical
products industries.

         In the pharmaceutical area, both GBC-590, our lead drug candidate for the treatment of multiple forms of cancer, and CAN-296 for the treatment of various fungal disorders, address large markets which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery methodologies, including small molecule, protein chemistry, liposome technology, and genomics. The drug development industry is intensely competitive, and many of our actual or potential competitors have significantly greater financial resources and/or drug development experience than we do. There is no assurance that other carbohydrate-based or non-carbohydrate-based drugs with similar clinical effects to GBC-590 may not already be in development by other companies or that other companies may not successfully develop such drugs in the future.

         Our agricultural products compete in several different markets. Elexa PDB competes in the "high value" agricultural market. Many competitors have established brand recognition and customer loyalty and are significantly larger, with much greater financial resources and well-established chains of distribution, than the Company. It is our goal, however, to not necessarily replace competitors' products in certain instances, but to offer an alternative mode of action which can be used in conjunction with many conventional pesticides in integrated pest management programs.

         Our  failure  to  compete   successfully   against  current  or  future
competitors could seriously harm our business, financial condition and results of operation.


Product Liability

         Because the Company's products are intended to be used in a wide variety of applications including human therapeutic and agricultural commodities, the Company may be exposed to significant product liability claims. The Company has purchased product liability insurance for all its products, which it believes is adequate; however, there can be no assurance that available amounts of coverage will be sufficient to protect the Company in the event of a successful product liability claim.

Patent Status and Protection of Proprietary Technology

         On January 26, 2001, SafeScience executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these patents and patent applications to the Company's existing portfolio of licensed patents and patent applications, consolidating the rights to all of the parties' existing GBC-590 intellectual property within SafeScience. SafeScience made an initial payment of $300,000 upon signing the agreement and will pay an additional $1,635,000 in license payments over twelve months. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to purchase jointly 1,375,000 shares of common stock at $1.15 that will vest in equal quarterly installments over two years beginning March 31, 2001. All payments made under this agreement will be recorded as research and development expense until such time as revenue is generated. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590.

         In addition, Dr. David Platt, our Former Chairman, CEO and Director, has granted our IGG subsidiary an exclusive, world-wide license, including the right to sublicense, for all products covered by certain patents, (if and when granted) or patent applications that he has developed (including GBC-590). The license was entered into on January 7, 1994 and was amended on April 14, 1999. IGG is responsible for payment of all costs connected with obtaining and maintaining the patents. In the case of GBC-590, Dr. Platt is entitled to a royalty of 2% of all net sales.

         The Company believes it has patent rights necessary to protect its core business activities. Specifically, the Company has acquired the exclusive rights to two granted United States patents, one pending United States patent and corresponding foreign patent filings covering its GBC 590 therapies. The Company has the exclusive rights to two granted United States patents, one pending United States patent, and corresponding foreign patent filings covering its Elexa (R) materials. The Company's BB-447 insect control technology is protected by granted and pending patents in the United States and abroad.

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


Uncertainties Associated with Research and Development Activities

         The Company intends to continue its research and development activities on its human therapeutic products, principally GBC-590, and its agricultural products none of which are presently ready for market and are in various stages of development. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives although the costs of these activities will be significant. If research and development requires more funding than anticipated, the Company will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Dependence Upon Key Persons

         The Company relies greatly in its efforts on the services of Bradley J. Carver, CEO, President, Treasurer and a member of the Board of Directors; John
W. Burns, Senior Vice President, Chief Financial Officer and Secretary; Brian G.R. Hughes, Chairman of the Board; and Clark F. Springgate, M.D., Ph,D. Chief Medical Officer. The operation and future success of the Company could be adversely affected in the event the Company were to lose their services.

Employees

         At December 31, 2000 we had approximately 29 employees on a full-time basis and also employed a part-time worker, a decrease of 24 employees from December 31, 1999 as we reduced the emphasis of our consumer and commercial cleaning products. As of March 28, 2001, we had 17 full time employees and one part-time worker.



ITEM 2. PROPERTIES.

         Our offices are located at the Park Square Building, 8th Floor, 31 St. James Avenue, Boston, Massachusetts 02116. We lease a total of 11,300 square feet of office space, which we seek to reduce to approximately 5,000 square feet due to the reduced number of employees.
In addition to our leased space in Boston, we are conducting research at various facilities on a contract or license basis.


ITEM 3. LEGAL PROCEEDINGS.

         There is no outstanding material litigation against the Company. The Company is aware of potential litigation threatened by Agrogene Ltd. but does not believe this threatened litigation represents a material threat to the Company's operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
         MATTERS.

(a)  Market Information

         In May 1998, the Company's securities became traded on the NASDAQ (Small Cap) market under the symbol SAFS. Prior thereto, the Company's securities were traded over-the-counter by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low closes of Company's common stock during 1999 and 2000:

QUARTER ENDED                                     CLOSE
                                             High      Low
1999
         March 31                            9 5/8    4 3/4
         June 30                            23 3/4    9 1/2
         September 30                       29       14 7/16
         December 31                        20 7/8   11 5/8
2000
         March 31                           18 7/8   11 5/8
         June 30                            12 1/2    4 11/16
         September 30                        5 1/4    1 3/4
         December 31                         2 3/4    1 3/16

(b)  Holders

         As of March 28, 2001, the Company had 474 holders of record of its common stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 7,900.

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

(d) Sales of Unregistered Securities

         Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company during the year ended December 31, 2000. Further included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

1. On March 30, 2000, the Company issued an aggregate of 346,020 shares of Common Stock to two accredited investors for $14.45 per share, warrants to purchase 108,996 additional shares at $15.98 per share exercisable for five years, and adjustable warrants to purchase shares at $0.01 per share, the number of shares to be determined in the future according to a formula based on the then price per share compared to the $14.45 common stock offering price (see 4, 5, 6, 7, and 8 below). Net proceeds from the offering were $4,462,061.

2. On March 30, 2000, the Company issued an aggregate of 333,334 shares of Common Stock to four accredited investors for $12.00 per share, warrants to purchase 75,758 additional shares at $15.98 per share exercisable for five years. Net proceeds from the offering were $3,845,000

3. On June 30, 2000, the Company issued an aggregate of 138,408 shares of Common Stock to two accredited investors for $14.45 per share. Net proceeds from the offering were $1,841,182.

4. On August 2, 2000, the Company issued an aggregate of 256,456 shares of Common Stock pursuant to the exercise of an adjustable warrant (see 1 above). Since the exercise was on a "cashless" basis there were no proceeds from the exercise.

5. On October 3, 2000, the Company issued an aggregate of 345,467 shares of Common Stock pursuant to the exercise of an adjustable warrant (see 1 above). Since the exercise was on a "cashless" basis there were no proceeds from the exercise.

6. On October 5, 2000, the Company issued an aggregate of 460,324 shares of Common Stock pursuant to the exercise of an adjustable warrant (see 1 above). Since the exercise was on a "cashless" basis there were no proceeds from the exercise.

7. On November 27, 2000, the Company issued an aggregate of 600,000 shares of Common Stock and a warrant to purchase 200,000 shares at $2.63 per share, exercised for five years, pursuant to the exercise of an adjustable warrant (see 1 above). Since the exercise was on a "cashless" basis there were no proceeds from the exercise.

8. On December 5, 2000, the Company issued an aggregate of 600,000 shares of Common Stock and a warrant to purchase 200,000 shares at $2.63 per share, exercised for five years, pursuant to the exercise of an adjustable warrant (see 1 above). Since the exercise was on a "cashless" basis there were no proceeds from the exercise.

9. In 2000, the Company issued 5,518 shares of Common Stock to its employees in consideration for services.

10. In 2000, the Company issued 30,500 shares of Common Stock to a consultant in consideration for services.

11. During the fourth quarter of 2000, the Company raised $4,703,000 in a private placement offering of common stock to 15 accredited investors whereby 3,960,421 shares were sold at $1.1875 per share, as well as, warrants to purchase 396,042 shares each at prices of $2.20, $2.50, $3.00 and $5.00 per share exercisable for five years, and warrants to purchase 380,000 shares at $0.01 per share for a total of 1,964,168 shares issuable upon the exercise of warrants. Net proceeds from the offering were $4,703,000.

No underwriters were used in connection with these sales and issuances. The sales and issuance of these securities were exempt from registration under the Securities Act pursuant to Section 4(2) of the

Securities Act and the rules and regulations thereunder on the basis that the transactions did not involve a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

         The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Report. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1998, 1999 and 2000, and the consolidated balance sheet data as of December 31, 1999 and 2000, are derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent public accountant, and which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1996 and 1997 as well as the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. The information shown below may not be indicative of the Company's future results of operations.


                                                              As of December 31,
                                       ------------------------------------------------------------------------------------------
                                              2000               1999              1998             1997              1996
                                              ----               ----              ----             ----              ----
BALANCE SHEET DATA:
Cash and cash equivalents                     $ 2,547,353        $3,377,067       $ 3,439,408      $ 2,594,312         $ 444,661
Working capital                                 1,768,337         2,554,744         3,095,242        2,180,775           272,315
Total assets                                    5,779,117         5,513,500         3,968,588        2,906,737           488,839

 Stockholders' equity                           1,845,751         4,521,117         3,500,449        2,443,120           298,091
                                                                      Year Ended December 31,
                                        ------------------------------------------------------------------------------------------
TATEMENT OF OPERATIONS   DATA:
                                              2000               1999              1998             1997              1996
                                              ----               ----              ----             ----              ----

 Research and development                       4,494,135         2,887,904         2,174,400        2,390,021         1,095,027
 General and administrative                     4,093,507         5,837,861         4,420,886        2,428,072         1,118,125
 Marketing                                      1,688,015         1,041,994                 -                -                 -
 Restructuring charge                           1,478,957                 -                 -                -                 -
                                              ------------        -----------       -----------      -----------       -----------
perating loss                                 (11,754,614)       (9,767,759)       (6,595,286)      (4,818,093)       (2,213,152)
                                              ------------        -----------       -----------      -----------       -----------

Other income (expense)
 Interest and other expense                      (243,373)           (8,063)             (392)                -         (105,284)
 Interest income                                  216,842           353,492           122,173           83,618            18,289
 Loss on disposal of assets                             -                 -                -                 -            (1,767)
                                              ------------        -----------       -----------      -----------       -----------

Total other income (expense)                      (26,531)          345,429           121,781           83,618           (86,995)
                                             ------------        -----------       -----------      -----------       -----------
Loss from continuing operations               (11,781,144)       (9,422,330)       (6,473,505)      (4,734,475)       (2,300,147)
                                             ------------        -----------       -----------      -----------       -----------
Loss from discontinued operations
                                               (5,489,167)       (2,879,388)                 -                -                -
Net loss                                     $(17,270,311)     $(12,301,718)      $(6,473,505)     $(4,734,475)      $(2,300,147)
                                             =============      =============      ============     ============      ============

Basic and diluted net loss per
common share from continuing
operations                                        $ (0.64)          $ (0.59)          $ (0.50)         $ (0.43)          $ (0.26)

Basic and diluted net loss per
common share from
discontinued operations                             (0.30)            (0.18)               -                 -                -
                                             ------------        -----------       -----------      -----------       -----------
Basic and diluted net loss per                  $   (0.94)          $ (0.77)          $ (0.50)         $ (0.43)          $ (0.26)
                                                =========           =========         ========         ========          ========
common share

Number of weighted average                     18,314,819        16,060,783        13,000,259       11,022,577          8,700,146
 shares outstanding                         =============        ==========        ==========       ==========         ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations: December 31, 2000 versus December 31, 1999


Continuing Operations
---------------------
         Research and development expenses increased to $4,494,135 for the year ended December 31, 2000 from $2,887,904 for the year ended December 31, 1999, an increase of $1,606,231, or 55.6%. This increase was principally attributable to the Company's ongoing clinical trials of GBC-590, its lead drug candidate, partially offset by reduced spending on agricultural products.

         General and administrative expenses decreased to $4,093,507 for the year ended December 31, 2000 from $5,837,861 for the year ended December 31, 1999, a decrease of $1,744,804, or 29.9%. This decrease was principally attributable to a reduction in consulting expense and officers' compensation partially offset by increases in other salaries and rent.

         Marketing expenses increased to $1,688,015 for the year ended December 31, 2000 from $1,041,994 for the year ended December 31, 1999, an increase of $646,021, or 62.0%. This increase was principally attributable to salaries and consulting expense for agriculture and human therapeutics not directly related to research and development.

         During the second quarter, Bradley J. Carver became the Company's new Chief Executive Officer to replace Dr. David Platt and the Company began a restructuring of operations. In connection with Dr. Platt's departure and other employee reductions, the Company recorded a charge in the amount of $1,478,956 to cover associated costs. (See Note 3)

         Interest income decreased to $216,842 for the year ended December 31, 2000 from $353,492 for the year ended December 31, 1999, a decrease of $136,650, or 38.7%. This decrease was attributable to a reduction in cash available for investment.

Discontinued Operations
-----------------------

         On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of the consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company has recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations.

         The net  losses of the  discontinued  operations  are  included  in the
statements  of  operations  under   discontinued   operations.   The  loss  from
discontinued operations consists of the following:

                                                      Year Ended December 31,
                                                2000                  1999
Revenues                                    $ 1,354,898           $  1,368,514
Cost of revenues                              1,229,508              1,410,732
                                              ---------           ------------
Gross margin (loss)                             125,390               (42,218)
Marketing expense                             3,566,900              2,818,050
Research and development expense                297,657                 19,120
                                            -----------           ------------

Operating loss                               (3,739,167)            (2,879,388)
Provision for loss on discontinued
      operations                            (1,750,000)                     -
                                            -----------           ------------
Loss on discontinued operations             $(5,489,167)          $ (2,879,388)
                                            ============          =============

Results of Operations: December 31, 1999 versus December 31, 1998

         Research and development expenses increased to $2,887,904 for the year ended December 31, 1999 from $2,174,400 for the year ended December 31, 1998, an increase of $713,504, or 32.8%. This increase was principally attributable to the Company's ongoing research activities on GBC-590, its lead drug candidate.

         General and administrative expenses increased to $5,837,861 for the year ended December 31, 1999 from $4,420,886 for the year ended December 31, 1998, an increase of $1,416,975, or 32.1%. This increase was principally attributable to a combination of additional administrative compensation costs and related employee benefits expenses.

         Marketing expenses were $1,041,994 for the year ended December 31, 1999. Due to the reclassifications for discontinued operations, no comparison with 1998 would be meaningful. Marketing expenses were principally attributable to salaries, consultants and travel for agriculture and human therapeutics not directly related to research and development.


         Interest income increased to $353,492 for the year ended December 31, 1999 from $122,173 for the year ended December 31, 1998, an increase of $231,319, or 189.3%. This increase was attributable to an increase in cash available for investment due to cash proceeds received from six private placements of the Company's securities during 1999 and 1998 and interest charged on notes receivable from related parties.

Liquidity and Capital Resources

         Since inception, the Company has funded its operations primarily with the proceeds from debt and equity securities totaling approximately $40,500,000. For the year ended December 31, 2000, the Company's operations utilized cash of $13,287,000 primarily to fund the operating loss, including $4,581,000 for discontinued operations. This use of cash was offset by equity financings that resulted in net proceeds of $12,851,000 to the Company. In 1999, the Company's operations utilized cash of $10,050,000 which was offset by equity financings that resulted in net proceeds of $10,939,000.

      Capital expenditures for the year ended December 31, 2000 were as follows:
           Computer, office and
            laboratory equipment                       $35,162
           Furniture, fixtures and
            leasehold improvements                      71,000
                                                     ---------
                                                     $ 106,162
                                                     =========

          The Company has no significant commitments for the purchase of equipment, product manufacturing or marketing efforts at present. The Company leases office facilities under an operating lease that ends in February 2005. Rent expense for this space will be approximately $398,000 in 2001. The Company is seeking to reduce its space from the current 11,300 square feet to approximately 5,000 square feet due to the reduced number of employees.

         On January 26, 2001, SafeScience executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing portfolio of licensed patents and patent applications, consolidating the rights to all of the parties' existing GBC-590 intellectual property within SafeScience. SafeScience made an initial payment of $300,000 upon signing the agreement and will pay an additional $1,635,000 in license payments over twelve months. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to purchase jointly 1,375,000 shares of common stock at $1.15 that will vest in equal quarterly installments over two years beginning March 31, 2001. All payments made under this agreement will be recorded as research and development expense until such time as revenue is generated. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590.

         As of December 31, 2000, the Company's cash balances were approximately $2,547,000, as compared to $3,377,000 as of December 31, 1999. The Company has no bank lines of credit or other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

         During the fourth quarter of 2000, the Company raised $4,703,000 in a private placement offering of common stock whereby 3,960,421 shares were sold at $1.1875 per share, as well as warrants to purchase 396,042 shares each at prices of $2.20, $2.50, $3.00 and $5.00 per share exercisable for five years, and warrants to purchase 380,000 shares at $0.01 per share for a total of 1,964,168 shares issuable upon exercise of warrants. The purchasers have certain rights including, but not limited to, registration rights, and adjustments for certain events. Net proceeds from the offering were $4,703,000. The payment by one purchaser was not received by the Company until January 3, 2001, and therefore was recorded as a stock subscription receivable at December 31, 2000 in the amount of $2,000,000.

         During the first quarter of 2001, the Company has raised $800,000 in a private placement offering of common stock whereby 700,000 shares were sold at a weighted average of $1.1429 per share. The purchasers also received warrants to purchase 280,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share.

         As of March 30, 2001, the Company's cash and cash equivalents was approximately $1,946,793.

         The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned into June 2001. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company is seeking to raise additional debt and/or equity financing. In the event the Company is unable to obtain additional financing it will be required to substantially reduce or cease operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials.

Market Risk

         The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of December 31, 2000, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the

Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

         The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2000, the fair value of the portfolio would decline by an immaterial amount.

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

We began operations more than eight years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we have only generated $2,723,000 from product sales. On February 23, 2001 we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years; if at all. We have incurred approximately $44.0 million of operating losses since our inception, including $17.3 million in the year ended December 31, 2000. Extensive operating losses can be expected to continue for the foreseeable future.

MANY OF OUR PRODUCTS ARE STILL IN DEVELOPMENT, THERE ARE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES AND WE MAY BE UNABLE TO BRING NEW PRODUCTS TO MARKET

Many of our proposed products require further research, development, laboratory testing, regulatory approval and/or demonstration of commercial scale manufacturing before they can be proven to be commercially viable. Many of these proposed products are in the development stage and are subject to the risks inherent in the development of new products, particularly those products based upon biotechnology. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during testing to be ineffective, or unsafe, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing and/or regulatory approval process for our proposed products will be completed. If research and development requires more funding than anticipated, we will have to reduce our product development efforts or seek additional financing. Our product development efforts may be unsuccessful, required regulatory approvals from U.S. or foreign authorities may not be obtained, and products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

WE MAY NOT GENERATE REVENUES IN THE FUTURE BECAUSE WE HAVE CEASED OPERATION OF OUR CONSUMER AND COMMERCIAL PRODUCT AREAS

We have generated substantially all our revenues from our consumer and commercial products. We have discontinued operations for our consumer and commercial product business and are exploring alternatives for our agricultural product business. We will not generate revenues or other funds on an ongoing basis unless we receive current payments with respect to the sale of these areas or we are able to successfully bring to market pharmaceutical or agricultural products.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING WHEN NEEDED, WHICH COULD REDUCE OUR ABILITY TO FUND OR EXPAND OPERATIONS

We believe that our existing funds are sufficient to fund our operating expenses and capital requirements into June 2001. We are pursuing additional funds through sales of our securities. Additional equity financing may result in dilution to our shareholders. The resale of the common stock offered by selling stockholders may negatively affect our ability to obtain financing. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, we may be unable to fund or expand our operations or we may only be able to fund or expand our operations on terms that adversely affect our financial condition. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate SafeScience.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY

We rely significantly upon proprietary technology. To the extent that we currently rely upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, others may independently develop similar technology and know-how or confidentiality may be breached. Any claims against us or any purchaser or user of our products or patents, including GBC-590, asserting that our products or patents infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY WE MAY BE UNABLE TO GENERATE REVENUES

We license our technology, including GBC-590, from third parties. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. The technology we license from third parties would be difficult to replace. The loss of any of these technology licenses would result in delays in the availability of our products until equivalent technology, if available, is identified, licensed and integrated. The use of replacement technology from other third parties would require us to enter into license agreements with these third parties, which could result in higher royalty payments and a loss of product differentiation.

IF OUR PRODUCTS ARE NOT ACCEPTED BY AGRICULTURAL AND MEDICAL COMMUNITIES OUR BUSINESS WILL SUFFER

Our principal product areas are agricultural products and pharmaceuticals. Commercial sales of our proposed products in these areas will substantially depend upon the products' efficacy and on their acceptance by the agricultural and medical communities. Widespread acceptance of our products will require educating the agricultural and medical communities as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE

TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until in the opinion of management, the size and scope of our business so warrants. While we have established manufacturing relationships with firms that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. The use of a new manufacturer may cause significant interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

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

The investigation, manufacture and sale of agricultural products is subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will be able to be commercially marketed for use either in the United States or other countries only by first obtaining the necessary approvals. While we hope to obtain regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. At present, we employ approximately 17 full time employees and one part time worker. We depend upon the personal efforts and abilities of our officers and directors, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE

As of December 31, 2000 there were outstanding options to purchase 1,163,417 shares of common stock, at a weighted average exercise price of $6.39 per share and warrants to purchase 2,665,104 shares of common stock at a weighted average price of $4.01 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of current shareholders.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK AND LIQUIDITY WOULD DECLINE

Our common stock could be delisted from The Nasdaq Stock Market if the bid price of our common stock falls below $1.00 per share for thirty (30)consecutive business days, if we have less than $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) and our market capitalization falls below $35 million, or if the value of our common stock held by our stockholders (other than our directors and executive officers) is less than $1,000,000. On certain days in March 2001 our common stock traded at prices below $1.00 per share.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we are unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheet." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. Finally, it may become more difficult for us to raise funds through the sale of our securities.

IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE OUR STOCK PRICE COULD DECLINE

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

BECAUSE OUR CURRENT MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY HAVE SUBSTANTIAL CONTROL OVER US

The holders of the common stock do not have cumulative voting rights. Two of our directors, one of whom is an executive officer of SafeScience, own approximately 15% collectively of the outstanding shares of common stock. These stockholders can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

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

AN INVESTMENT IN OUR STOCK IS SPECULATIVE AND ENTAILS A HIGH DEGREE OF RISK

There is nothing at this time upon which to base an assumption that our plans for our business will prove successful. If our plans prove unsuccessful, the purchasers of our shares may lose all or a substantial part of their investment. Our operations are subject to numerous risks associated with the development of agricultural and pharmaceutical products, including the competitive and regulatory environment in which we operate. In addition, we may encounter unanticipated problems, including manufacturing, distributing and marketing difficulties, some of which may be beyond our financial and technical abilities to resolve. The failure adequately to address such difficulties could have a material adverse effect on our prospects and our financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALATATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has no material market risk exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of SafeScience, Inc.:

We have audited the accompanying consolidated balance sheets of SafeScience, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $44.0 million as of December 31, 2000. In addition, the Company's business plan for 2001 is predicated on obtaining additional financing for which the Company has not received any commitments as of March 20, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Managements' plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Boston, Massachusetts
March 20, 2001


                                SAFESCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                           ------------
                                                      2000             1999
                                                      ----             ----
CURRENT ASSETS:
 Cash and cash equivalents                         $ 2,547,353      $ 3,377,067
 Stock subscription receivable                       2,000,000             --
 Prepaid expenses and
  other current assets                                 288,134          170,060
                                                   -----------      -----------
Total current assets                                 4,835,487        3,547,127
                                                   -----------      -----------
PROPERTY AND EQUIPMENT, AT COST:
 Computer, office and
  laboratory equipment                                 455,994          399,758
 Furniture, fixtures and
  leasehold improvements                               281,274          210,274
 Motor vehicles                                         25,026           46,100
                                                   -----------      -----------
                                                       762,294          656,132
  Less-Accumulated depreciation                       (324,932)        (197,020)
                                                   -----------      -----------
                                                       437,362          459,112
                                                   -----------      -----------
OTHER ASSETS:
 Note receivable-related parties                       128,659          661,005
 Restricted cash                                       108,128          108,128
 Net assets of discontinued operation                     --            724,060
 Deposits                                              269,481           14,068
                                                   -----------      -----------
 Total other assets                                    506,268        1,507,261
                                                   -----------      -----------
         Total assets                              $ 5,779,117      $ 5,513,500
                                                   ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.


                                      F-2a


                                SAFESCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                            ------------
                                                      2000               1999
                                                      ----               ----
CURRENT LIABILITIES:
Accounts payable                                    1,360,615           327,463
  Accrued liabilities                                 797,964           664,920
  Net liabilities of discontinued
    operations                                        908,571              --
                                                 ------------      ------------
Total current liabilities                           3,067,150           992,383
                                                 ------------      ------------
Commitments and Contingencies (Note 6)

OTHER EQUITY (Note 8)                                 866,216              --

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value
  Authorized - 5,000,000 shares
  Issued and outstanding - None                          --                --
 Common stock, $.01 par value
 Authorized - 100,000,000 shares
 Issued and outstanding -
  23,998,504 and 16,835,923
  shares at December 31, 2000
  and 1999, respectively                              239,985           168,359
 Additional paid-in capital                        48,243,184        33,719,865
 Note receivable from officer -
  Issuance of common stock                         (2,675,000)       (2,675,000)
 Accumulated deficit                              (43,962,418)      (26,692,107)
                                                 ------------      ------------
Total stockholders' equity                          1,845,751         4,521,117
                                                 ------------      ------------
Total liabilities and
  stockholders' equity                           $  5,779,117      $  5,513,500
                                                 ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.


                                      F-2b


                                SAFESCIENCE, INC.
                      Consolidated Statements of Operations

                                                                 Years Ended December 31,
                                                    ---------------------------------------------------------------------
                                                               2000                     1999                        1998
                                                               ----                     ----                        ----

   Operating Expenses:
   Research and development                                $4,494,135               $ 2,887,904               $ 2,174,400
   General and administrative                               4,093,507                 5,837,861                 4,420,886
   Marketing                                                1,688,015                 1,041,994                         -
   Restructuring charge                                     1,478,956                         -                         -
                                                          -----------               -----------               -----------
    Operating loss                                        (11,754,613)               (9,767,759)               (6,595,286)
                                                           -----------               -----------               -----------

   INTEREST(EXPENSE) INCOME:
    Interest expense                                         (243,373)                   (8,063)                     (392)
    Interest income                                           216,842                   353,492                   122,173
                                                          -----------               -----------               -----------

   Total other (expense) income
                                                              (26,531)                  345,429                   121,781
                                                          -----------               -----------               -----------

   Loss from continuing
    operations                                            (11,781,144)               (9,422,330)               (6,473,505)

   Loss from discontinued
    operations                                             (5,489,167)               (2,879,388)                       -
                                                          -----------               -----------               -----------
   Net loss                                             $ (17,270,311)            $ (12,301,718)             $ (6,473,505)
                                                          ============              ============               ===========

   BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM CONTINUING OPERATIONS
                                                             $  (0.64)                 $  (0.59)                 $  (0.50)

   BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM DISCONTINUED OPERATIONS
                                                                (0.30)                    (0.18)                       -
                                                          -----------               -----------               -----------

   BASIC AND DILUTED NET LOSS PER COMMON SHARE
                                                          $     (0.94)               $    (0.77)                $   (0.50)
                                                          ===========               ===========               ===========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                             18,314,819                16,060,783                13,000,259
                                                          ===========               ===========               ===========

        The accompanying notes are an integral part of these consolidated financial statements.




                                                 SAFESCIENCE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                       Additional       Note Receivable                Stockholder's
                                            Number                       Paid-in           From         Accumulated       Equity
                                           of Shares      Amount          Capital          Officer       Deficit          (Deficit)

BALANCE, DECEMBER 31, 1997                  12,098,576    $  120,986    $ 10,239,018           --        (7,916,884)   $  2,443,120
Private placements                           1,897,426        18,974       6,824,197           --              --         6,843,171
Stock options issued for
 consulting and professional
 services valued at $3.63
 to $7.66 per option                              --            --           687,463           --              --           687,463
Stock options exercised                        111,214         1,112            (912)          --              --                200
Net loss                                          --            --              --             --        (6,473,505)     (6,473,505)
                                            ----------    ----------    ------------    -----------    ------------    ------------

BALANCE, DECEMBER 31, 1998                  14,107,216    $  141,072    $ 17,749,766           --       (14,390,389)   $  3,500,449
Options exercised                               78,877           789         116,731           --              --           117,520
Expense associated with
 options granted to nonemployees                  --            --           528,233           --              --           528,233
Private placements, net of
 finders fee of $445,259
 (includes 1,112 shares for payment)         1,615,706        16,157       9,119,944           --              --         9,136,101
Stock issued for services                      218,276         2,183       1,413,727           --              --         1,415,910
Warrants exercised                             545,396         5,454       1,812,374           --              --         1,817,828
Notes receivable from
 issuance of common stock                      250,000         2,500       2,672,500     (2,675,000)           --              --
Common stock issued as legal settlement         20,453           204         306,590           --              --           306,794
Net loss                                          --            --              --             --       (12,301,718)    (12,301,718)
                                          ------------    ----------    ------------    -----------    ------------    ------------

BALANCE, DECEMBER 31, 1999                  16,835,924    $  168,359    $ 33,719,865    $(2,675,000)    (26,692,107)   $  4,521,117
                                                                                                       ------------    ------------
Private placements                           4,778,184        68,142      14,783,101           --              --        14,851,243
Cashless exercise of warrants                2,262,256         2,262          (2,262)
Reclassification to other equity                  --            --          (866,216)          --              --          (866,216)
Exercise of common stock options                44,376           444            (444)          --              --              --
Common stock issued for services and wages      93,287           933         804,562           --              --           805,495
Common stock redeemed in payment
 of notes receivable                           (15,523)         (155)       (195,422)          --              --          (195,577)
Net loss                                          --            --              --             --       (17,270,311)    (17,270,311)
                                          ------------    ----------    ------------    -----------    ------------    ------------

BALANCE, DECEMBER 31, 2000                  23,998,504    $  239,985    $ 48,243,184    $(2,675,000)   $(43,962,418)   $  1,845,751
                                            ==========    ==========    ============    ===========    ============    ============


The accompanying notes are an integral part of these consolidated financial statements



                                SAFESCIENCE, INC.
                      Consolidated Statements of Cash Flows

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                               2000            1999              1998
                                                                               ----            ----               ----
Cash Flows from Operating Activities:
Net loss                                                                    $(17,270,311)   $(12,301,718)   $ (6,473,505)
Loss from discontinued operations                                             (5,489,167)     (2,879,388)           --
Loss from continuing operations                                              (11,781,144)     (9,422,330)     (6,473,505)
Adjustments to reconcile net loss to net cash
used in operating activities
  Operating expenses paid in common stock and options
                                                                                 805,495       2,367,871       1,999,212
Provision for losses on loans to related
   Parties                                                                       336,768            --              --
Depreciation and amortization                                                    160,662         125,563          53,684
Changes in assets and liabilities
   Prepaid expenses and other current assets                                    (118,075)        (57,386)        (61,354)
   Accounts payable                                                            1,033,153          80,649          97,959
   Accrued liabilities                                                           133,044         459,502        (109,345)

Net cash used in continuing operating
activities
                                                                              (9,430,097)     (6,446,130)     (4,493,349)
                                                                            ------------    ------------    ------------
Net assets of discontinued operations                                            724,060        (724,060)           --
Net liabilities of discontinued operations                                       908,571            --              --
Net cash used in discontinued operations                                      (3,856,536)     (3,603,448)           --
                                                                            ------------    ------------    ------------

Cash Flows from Investing Activities:
Purchases of property and equipment                                             (138,913)       (364,450)       (205,188)
Loans to related parties                                                            --          (574,178)           --
Repayment of stockholders' loans                                                    --              --             1,167
(Increase) decrease in deposits, net                                            (255,411)        (12,741)          5,000
Decrease in restricted cash                                                         --              --            11,010
                                                                            ------------    ------------    ------------
Net cash used in investing activities                                           (394,324)       (951,369)       (188,011)
                                                                            ------------    ------------    ------------

Cash Flows from Financing Activities:
Payments on notes payable                                                           --           (15,908)           --
Stock subscription receivable                                                 (2,000,000)           --              --
Payments for obligations under capital lease                                        --              --            (5,166)
Proceeds from issuance of common stock                                        14,851,243       9,019,166       5,531,422
Proceeds from exercise of warrants                                                  --         1,817,828            --
Proceeds from exercise of common stock options                                      --           117,250             200
                                                                            ------------    ------------    ------------
Net cash provided by financing activities                                     12,851,243      10,938,606       5,526,456
                                                                            ------------    ------------    ------------

Net (Decrease) Increase in Cash                                                 (829,714)        (62,341)        845,096

Cash and Cash Equivalents, beginning of period                                 3,377,067       3,439,408       2,594,312
                                                                             ------------    ------------    ------------
Cash and Cash Equivalents, end of period                                       2,547,353       3,377,067       3,439,408
                                                                             ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Equipment acquired under capital lease obligations
                                                                            $       --      $     --             21,074
                                                                            ============    ============    ============
Note receivable from issuance of common stock                               $       --      $  3,343,750    $       --
                                                                            ============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                    $      3,451    $        319    $        392
                                                                            ============    ============    ============

  Exchange of common stock for notes receivable                             $    195,577            --              --
                                                                            ============    ============    ============


                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

(1) SUMMARY of OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

SafeScience, Inc. (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. The Company also focuses on other pharmaceuticals and agricultural products. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural products some of which are also based upon carbohydrate chemistries. These products will be either licensed from or jointly developed with third parties (Note 7). SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

As of December 31, 2000, the Company has an accumulated deficit of $43,962,418. Additionally, the Company's operating plan indicates that the Company's existing cash balance will only be sufficient to sustain operations into June 2001 unless additional financing is obtained. The Company has not obtained commitments from any existing or potential investors to provide such financing as of March 20, 2001. In the event that additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. There is substantial doubt that the Company will have the ability to continue as a going concern. The financial statements do not contain any adjustments that may be required as a result of this uncertainty.

During the fourth quarter of 2000, the Company raised $4,703,000 in a private placement offering of common stock whereby 3,960,421 shares were sold at $1.1875 per share, as well as warrants to purchase 396,042 shares each at prices of $2.20, $2.50, $3.00 and $5.00 per share exercisable for five years, and warrants to purchase 380,000 shares at $0.01 per share for a total of 1,964,168 shares issuable upon exercise of warrants. The purchasers have certain rights including, but not limited to, registration rights, and adjustments for certain events. Net proceeds from the offering were $4,703,000. The payment by one purchaser was not received by the Company until January 3, 2001, and therefore was recorded as a stock subscription receivable at December 31, 2000 in the amount of $2,000,000.

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

During the first quarter of 2001, the Company has raised $800,000 in a private placement offering of common stock whereby 700,000 shares were sold at a weighted average of $1.1429 per share. The purchasers also received warrants to purchase 280,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share.


Principal risks to the Company include the successful development and marketing of products to obtain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies, clearance and regulation, dependence on key individuals and competition from substitute products and larger companies (See "Certain Factors That May Affect Future Results").


(b) Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

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

(d) Discontinued Operations

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including the sale or other disposition of the Company's consumer, commercial and agricultural business areas. The Company terminated operations of the consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company has recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations.

       The  net  losses  of the  discontinued  operations  are  included  in the
statements  of  operations  under   discontinued   operations.   The  loss  from
discontinued operations consists of the following:
                                        Year Ended December 31,
                                         2000          1999
   Revenues                         $ 1,354,898        $  1,368,514
   Cost of revenues                   1,229,508           1,410,732
                                    -----------        ------------
   Gross margin (loss)                  125,390             (42,218)
   Marketing expense                  3,566,900           2,818,050
   Research and development expense     297,657              19,120
                                    -----------        ------------

   Operating loss                    (3,739,167)         (2,879,388)
   Provision for loss on
   discontinued operations           (1,750,000)                 --
                                    -----------        ------------
   Loss on discontinued operations  $(5,489,167)        $(2,879,388)
                                    ===========         ===========

(e) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2000 and 1999 include approximately $653,478 and $1,042,000 in cash and approximately $1,893,875 and $2,335,000 in cash equivalents, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(f) Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset                                                  Estimated
Classification                                        Useful Life
--------------                                        -----------

Computer, office and laboratory equipment            3 - 5 years
Furniture and fixtures                                 7 years
Motor vehicles                                         4 years


(g) Research and Development

Research and development costs, which consist primarily of expenses for clinical trials, consultants, supplies and testing, are charged to operations as incurred.
                                       F-8

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

(h) Net Loss Per Share

The Company follows Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per common share were 3,828,521, 660,424 and 840,532 for 2000, 1999 and 1998, respectively.

(i) Comprehensive Income

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive net loss is the same as net loss for all periods presented.


(j) Disclosures About Segments of an Enterprise

The Company followed SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. Due to the discontinuation of the consumer and commercial products business, the Company operates in one segment.



(k) Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with multiple financial institutions and invests in investment-grade securities.

 (l) Financial Instruments

The estimated fair values of the Company's consolidated financial instruments, which include cash equivalents, notes receivable and accounts payable, approximate their carrying value due to the short maturity of these instruments.


The estimated fair value of the Company's capital lease obligations approximates its carrying value based upon the current rates offered to the Company for similar type arrangements. As of December 31, 2000, there were no capital lease obligations.

(m) Post Retirement Benefits

The Company has no obligations for post retirement benefits.

(n) Reclassification

Certain items in the prior years consolidated financial statements have been reclassified to conform to their 2000 presentation.

(o) Derivative Instruments and Hedging Accounting

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS NO. 133. SFAS NO. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. We do not expect the adoption of these statements to have a material impact on our consolidated financial position or results of operations.
                                      F-10

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

In September 2000, The EITF issued 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that the outstanding adjustable warrant, as of December 31, 2000, which required the issuance of 729,445 shares of the Company's common stock should be designated as temporary equity. Under the transition rules of EITF 00-19, the Company is required to record as temporary equity as of December 31, 2000, the intrinsic value of the warrants outside of stockholders' equity. As of December 31, 2000, the Company has reclassified the intrinsic value of the warrants of $866,216 to temporary equity from additional paid-in capital. As of December 31, 2000, these warrants had a fair value of approximately $866,216. On February 5, 2001, the Company issued 729,445 shares of common stock in satisfaction of the warrants and reclassified the temporary equity to additional paid-in capital (see Note
8).

(2) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties includes $61,548 of promissory notes from Bradley J. Carver, Chief Executive Officer and President of the Company. The loan is payable in monthly installments of $375 including interest of 5.66%, with a final payment of $60,601 due on March 11, 2002. The note is collateralized by shares of the Company's common stock.

On June 15, 1999, the Company entered into a transaction whereby a senior executive relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to the executive a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned the executive an amount representing the entire exercise price. The note accrues interest at 4.92% per annum, compounded semi- annually. The executive has pledged the 250,000 shares of common stock as collateral. The note is nonrecourse but is pre-payable and is secured only by the pledged shares. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due on June 15, 2004. The note is accounted for under variable plan

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)


accounting. The balance outstanding at December 31, 2000 is $2,675,000 and is shown in the accompanying statement of stockholders' equity.

(3)      RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce its size and realign its organization to conform with strategic changes. The major component of the restructuring relates to the elimination of approximately eight employees across the following functions: sales and marketing (six), general and administrative (one), and research and development
(one). Components of the charge include severance and other related expenses. At December 31, 2000, approximately $526,000 of accrued restructuring charges remained which are comprised of approximately $426,000 of severance costs and $100,000 of other costs. Approximately $357,700 of the expense has been paid by the issuance of common stock. The total cash impact of the restructuring is expected to amount to approximately $1,142,000. The total cash paid as of December 31, 2000 was approximately $616,000 and the remaining amounts will be paid through June 2002.

(4)      STOCKHOLDERS'EQUITY

     (a) Authorized Shares

The Company has authorized 100,000,000 $0.01 par value common shares and 5,000,000 $.01 par value preferred shares

     (b) Sales of Common Stock
In 1998, the Company sold 181,818,  145,999, 406,206, 646,918 and 179,222 shares of common stock at $2.75, $3.00, $4.25, $3.50 and $4.50 per share respectively. Warrants to purchase one share for each four shares purchased were included in the 181,818 and 145,999 share offerings.

In 1999, the Company sold 1,399,101, 307,500, and 216,605 shares of common stock for $4.50, $3.50 and $ 15.24 (weighted average) per share, respectively. The Company also issued 545,396 shares of common stock for warrants exercised at an average weighted price of $3.333 per share.

In 2000, the Company sold 484,429, 333,334 and 3,960,421 shares of common stock at $ 14.45, $12.00 and $1.1875 per share, respectively. Warrants to purchase 108,996, 83,334 and 1,964,168 shares of common stock were included in each transaction, respectively. The Company also issued 2,262,256 shares of common stock for warrants exercised on a cashless basis.
                                      F-12

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

In 2001, the Company sold 700,000 shares of common stock at a weighted average price of $1.1429 per share. The purchasers also received warrants to purchase 280,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share.

(c) Stock Option Plan

The Company has a Nonqualified Stock Option Plan (the 1996 Plan) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within 10 years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 2000, options to purchase 11,659 shares were available for future grant under the 1996 Plan.

Effective December 1, 1998, the Company adopted the 1998 Incentive Stock Option Plan (the 1998 Plan) under which 600,000 shares of common stock were reserved for issuance under option agreements. As with the 1996 Plan, the exercise price of the each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from December 1, 1998. As of December 31, 2000, options to purchase 172,077 shares were available for future grant under the 1998 Plan.

Effective June 7, 2000, the Company adopted the 2000 Incentive Stock Option Plan (the 2000 Plan) under which 1,000,000 shares of common stock were reserved for issuance under option agreements. As with the 1998 Plan, the exercise price of the each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2000, options to purchase 234,554 shares were available for future grant under the 2000 Plan.

                                SAFESCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

The following table summarizes all stock option activity to employees and consultants for services as of December 31, 2000.

                                                                 Weighted
                                                                 Average
                                                      Number     Exercise Price
                                                      Of Shares  Per Share

Balance, December 31, 1997                             108,333    $    0.01
  Granted                                              193,028         1.72
  Exercised                                           (111,214)        0.01
                                                    ----------    ---------
Balance, December 31, 1998                             190,147    $    1.74
  Granted                                              486,931        12.94
  Exercised                                            (78,877)        3.67
  Forfeited                                            (12,777)       13.38
                                                    ----------    ---------
Balance, December 31, 1999                             585,424      $ 10.42
  Granted                                              768,357         4.22
  Exercised                                            (44,376)        0.01
  Forfeited                                           (145,988)       13.00
                                                    ----------    ---------
Balance, December 31, 2000                           1,163,417    $    6.39
                                                    ==========    =========

Exercisable December 31, 1998                          108,597    $    1.74
                                                    ==========    =========
Exercisable December 31, 1999                          561,424    $   10.42
                                                    ==========    =========
Exercisable December 31, 2000                          596,236    $    8.89
                                                    ==========    =========

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2000:



                           ---------Options Outstanding----------      ---Options Exercisable---
                                                  Weighted
                                                  Average           Weighted                           Weighted  Average
                                                  Remaining         Average                            Exercise Price
Range of Exercise Prices       Number             Contractual Life  Exercise Price  Number
                               Outstanding        in Years                          Exercisable
$ 0.010 $ 0.010                     23,500              6.65           $  0.0100           23,500         $  0.0100
  1.780   1.780                    160,000              2.83              1.7800                0            0.0000
  2.350   3.000                    134,267              6.65              2.5825           33,750            3.0000
  3.310   3.310                      5,434              2.60              3.3100                0            0.0000
  3.4375  3.4375                   136,961              2.53              3.4375          136,961            3.4375
  3.630   4.770                     37,207              2.54              4.3398            1,666            4.7700
  4.970   4.970                    275,000              6.56              4.9700           22,915            4.9700
  5.500  12.625                     71,326              7.06              6.3932           63,269            5.8410
 13.375  13.375                    302,036              1.55             13.3750          300,234           13.3750
 13.688  27.625                     17,686              2.83             16.5058           13,941           16.0646
                                   -------                             ---------        ---------         ---------
                                 1,163,417                                $ 6.39          596,236            $ 8.89
                                 =========                               =======         ========         =========

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

(e) Pro Forma Disclosures of Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 2000, 1999 and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for 2000, 1999 and 1998 are as follows: 2000 1999 1998 Risk-free interest rate 5.17% 5.8% 4.2%-5.6% Expected dividend yield -
- - Expected life 5 years 5 years 5 years Expected volatility 150% 60% 60% Weighted average fair value of options granted $ 2.44 $ 8.84 $ 2.52

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net loss would have been as follows:


                                                2000            1999                        1998
   As reported
     Net loss                         $ (17,270,311)         $ (12,301,718)       $ (6,473,505)

   Pro forma
     Net loss                         $ (18,550,776)         $ (12,792,904)       $ (6,516,065)

   Basic and diluted net
     loss per common share            $       (0.94)         $       (0.77)       $      (0.50)

   Pro Forma basic and
    diluted net loss per
     common share                     $       (1.01)         $       (0.80)       $      (0.50)


                                SAFESCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)


(f) Warrants

The following table summarizes all warrant activity in connection with equity financing as of December 31, 2000:


                                                         Warrants
                                                                  Weighted
                                                                  Average
                                             Number of            Exercise Price
                                             Shares               Per Share

Balance, December 31, 1997                   493,430               $  4.00
                  Granted                    156,955                  7.45
                                            --------              -------
Balance, December 31, 1998                   650,385               $  4.10
                  Granted                     14,750                  4.75
                  Exercised                 (545,396)                 4.75
                  Cancelled                 (44,739)                  4.75
                                            --------               -------
Balance, December 31, 1999                    75,000               $ 10.40
                  Granted                  4,872,360                  2.05
                  Exercised               (2,262,256)                 0.00
                  Expired                    (20,000)                 6.00
                                            --------               -------
Balance, December 31, 2000                 2,665,104               $  4.01
                                            ========               =======
Exercisable, December 31,  1998              650,385               $  4.10
                                             =======                  ====
                           1999               75,000               $ 10.40
                                            ========                 =====
                           2000            2,665,104               $  4.01
                                           =========                  ====


On January 26, 2001, the Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to purchase jointly 1,375,000 shares of common stock at $1.15 that will vest in equal quarterly installments over two years beginning March 31, 2001.

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

(5)  RELATED PARTY TRANSACTIONS

In January 1994, the Company agreed that one of its founders, Dr. David Platt, would receive a royalty of 2% of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum requirement of $50,000. If this requirement is not met, Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on 60 days' notice. The Company has not made any royalty payments under the agreement. The parties executed an amendment to the agreement to delay the first year of this minimum threshold from 1999 to 2002.

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

(6) COMMITMENTS AND CONTINGENCIES

(a) Clinical Trials

During the first quarter of 2000, the Company retained Covance Inc. for the purpose of conducting two studies to evaluate the clinical activity of GBC-590 in clinical trials. The pancreatic cancer patient trial enrollment is nearly complete and the colorectal cancer patient trial has been completed. Through December 31, 2000 the Company incurred expenditures of $748,000 and $462,000 on these trials, respectively. Through March 30, 2001, the cost of these trials increased to $916,000 and $585,700, respectively. The remaining patient study, analytical work and reporting costs are estimated to cost $200,000 and $300,000, respectively.

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)


(b) Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in February 2005. The Company also leases certain equipment under operating leases.

Minimum future payments under the operating leases as of December 31, 2000 for each of the next four calendar years are approximately as follows:

Years ending December 31,
------------------------------
2001     398,084
2002     408,426
2003     428,173
2004     444,744
2005      79,892
     -----------
     $ 1,759,349
     ===========

Rent expense in the  accompanying  consolidated  statements  of  operations  was
approximately   $395,000,   $223,000  and  $100,000  in  2000,  1999  and  1998,
respectively.

(7) LICENSING AGREEMENTS

In September 2000, the Company entered into a sales and distribution agreement with BioSafe Technologies, Inc. of Denison, Texas, under which it has the right to market the patented BioSafe head lice cleansing product in the consumer market within the United States, Mexico and Canada. The Company agreed to purchase $150,000 of product and may extend the term of the agreement by purchasing product totaling approximately $312,500 before April 15, 2002.

(8) OTHER EQUITY

In February 2001, the Company was required to issue 729,445 shares of common stock under the terms of an adjustable warrant. The Company recorded the warrants as temporary equity in an amount equal to the fair market value of $866,216 as of December 31, 2000.

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)
(9) INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $36,152,024 which expires through 2020. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholder over a three-year period.

The components of the Company's deferred tax asset follow:

                                                 2000             1999

Net operating loss carryforwards            $ 14,558,000   $10,067,000
Tax credit carryforwards                         456,000       465,000
Temporary differences                          2,672,000       (42,000)
                                            ------------   -----------
Total deferred tax assets                     17,686,000    10,490,000
Less valuation allowance                     (17,686,000)  (10,490,000)
                                            ------------   -----------
Deferred tax assets                         $         -    $        -
                                            ============   ===========



In evaluating realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and it believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2000 and 1999. The increase in the valuation allowance during these periods primarily relates to the increase in the Company's net operating loss carryforwards.

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)


(10) Employee Benefit Plan

The Company instituted the SafeScience 401(k) Plan (the Plan) in 1998, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company could match a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 1999 and 2000.

(11) Subsequent Events

On January 5, 2001, the Company acquired the right to certain product formulas which it previously licensed from a supplier, Delta-Omega Technologies, Inc. The purchase price consisted of installments of $50,000 cash payable on January 5, 2001 and April 1, 2001, $200,000 of common stock of the Company and forgiveness of a note receivable in the amount of $150,000 and accrued interest thereon. The purchase price has been included in the estimated cost of discontinued operations.

During the first quarter of 2001, the Company has raised $800,000 in a private placement offering of common stock whereby 700,000 shares were sold at a weighted average of $1.1429 per share. The purchasers also received warrants to purchase 280,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share.

On January 26, 2001, the Company executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents related to GBC-590 material issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing portfolio of licensed patents and patent applications, consolidating the rights to all of the parties' existing GBC-590 intellectual property within SafeScience. SafeScience made an initial payment of $300,000 upon signing the agreement and will pay an additional $1,635,000 in license payments over twelve months. Additional payments of up to $3,000,000 are

                                SAFESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Continued)

contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to purchase jointly 1,375,000 shares of common stock at $1.15 that will vest in equal quarterly installments over two years beginning March 31, 2001. All payments made under this agreement will be recorded as research and development expense until such time as revenue is generated. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590.

(12) Quarterly Financial Data (unaudited)

Unaudited quarterly financial data for 2000 and 1999 is summarized below.



                                                                           Quarters Ended
                                 ---------------------------------------------------------------------------------------------------
                                 Dec. 31,      Sept. 30,    June 30,     Mar. 31,    Dec. 31,     Sept. 30,    June 30,     Mar. 31,
                                 ---------------------------------------------------------------------------------------------------
                                   2000          2000        2000         2000        1999          1999       1999          1999
                                 ---------------------------------------------------------------------------------------------------
Operating expenses:              $  (000)
  Research and development           954        1,901          992          647          670        1,374          454          391
  General and administrative       1,025          942        1,212          915        1,117        1,647        1,691        1,383
  Marketing                          333          261          530          564          614          190          169           68
  Restructuring charge                 0         (252)       1,731            0            0            0            0            0
                              ------------------------------------------------------------------------------------------------------

Total expenses                     2,312        2,852        4,465        2,126        2,401        3,211        2,314        1,842

 Operating loss                   (2,312)      (2,852)      (4,465)      (2,126)      (2,401)      (3,211)      (2,314)      (1,842)

OTHER INCOME (EXPENSE):                0            0            0            0            0            0            0            0
  Interest expense                    22            1          188           33          (15)          21            1            1
  Interest income                     31           57          107           21          150           93           78           32
                              ------------------------------------------------------------------------------------------------------

Total other income (expense)           9           56          (81)         (12)         165           72           77           31

Loss from continuing
 operations                       (2,303)      (2,796)      (4,546)      (2,138)      (2,236)      (3,139)      (2,237)      (1,811)

Loss from discontinued
 operations                       (2,505)      (1,276)      (1,147)        (560)        (825)      (1,043)        (647)        (363)

Net loss                          (4,808)      (4,072)      (5,693)      (2,698)      (3,061)      (4,182)      (2,884)      (2,174)
                              ======================================================================================================


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company's definitive proxy statement to be filed no later than April 30, 2001, pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Company's Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the Company's Definitive Proxy Statement.


                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                   8-K.

     (a) The following Financial Statements are contained in Item 8 of this Form 10-K:

          1) Report of Independent Auditors Consolidated Balance Sheets as of December 31, 2000 and 1999.
          2) Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.
          3) Consolidated Statements of Stockholders Equity for the years ended December 31, 2000, 1999 and 1998.
          4) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
          5)   Notes to Consolidated Financial Statements

     (b) Reports on Form 8-K.
          1) Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2000.

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

10.3             Incentive Stock Option Plan.


The  following   documents  are  incorporated   herein  by  reference  from  the
Registrant's Registration Statement on Form SB-2, filed with the Commission on November 20, 1996, SEC file no. 333-16087:

10.4 Warrant Agreement with James C. Czirr

The  following   documents  are  incorporated   herein  by  reference  from  the
Registrant's Form 10-K for the period ending December 31, 1997:

10.5             Amendment to Consulting Agreement with Keith Greenfield.
10.6             Licensing Agreement with Agrogene Ltd.
10.7             Consulting Agreement with Michelangelo, LLC, dated May 1997.
10.8             Consulting Agreement with Michelangelo, LLC, dated September
                 1997.

99.1             Office Lease

The following documents are incorporated by reference from the Registrant's Form 8-K filed on April 7, 2000:

10.9 Securities Purchase Agreement by and among SafeScience, Inc., Strong River Investments, Inc. and Montrose Investments Ltd., dated March 19, 2000.
10.10            Form of Closing Warrants dated March 29, 2000.
10.11            Form of Adjustable Warrants dated March 29, 2000.
10.12 Registration Rights Agreement by and among SafeScience, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.
10.13 Letter of Agreement by and among SafeScience, Inc., Strong River Investments, Inc. and Montrose Investment Ltd. dated March 29, 2000.

The  following   documents  are  incorporated   herein  by  reference  from  the
Registrant's Form 10-Q for the quarter ending September 30, 2000:

10.14            Employment Agreement between SafeScience, Inc. and Bradley J.
                 Carver dated June 29, 1999.
10.15            1998 Stock Option Plan
10.16            2000 Stock Incentive Plan

The  following   documents  are  incorporated   herein  by  reference  from  the
Registrant's Form 8-K filed on January 31, 2001:

10.17 License Agreement by and among SafeScience,Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.


The following documents are an exhibit hereto:

10.18 Product Formula Agreement between SafeScience, Inc. and Delta-Omega Technologies, Inc. dated January 5, 2001.
23.1             Consent of Arthur Andersen LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 4th day of April 2001.

                                        SAFESCIENCE, INC.

                                        BY:

                                           /s/ Bradley J. Carver
                                           Bradley J. Carver,  Chief   Executive
                                           Officer, President and Treasurer


                                           /s/ John W. Burns
                                           John W. Burns, Senior Vice President,
                                           Chief Financial Officer and Secretary


                                           /s/ Patrick J. Joyce
                                           Patrick J. Joyce, Controller,
                                           Principal Accounting Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bradley J. Carver, as true and lawful attorney-in-fact and agent, with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures                          Title                          Date

/s/ Bradley J. Carver      Chief Executive Officer,           April 4, 2001
Bradley J. Carver          President, Treasurer and
                           a member of the Board of
                           Directors

/s/ John W. Burns          Senior Vice President              April 4, 2001
John W. Burns              CFO and Secretary


/s/ Patrick J. Joyce       Controller                         April 4, 2001
Patrick J. Joyce           Principal Accounting Officer


/s/ David W. Dube
David W. Dube              Director                           April 4, 2001

/s/ Theodore J. Host
Theodore J. Host           Director                           April 4, 2001

/s/ Brian G. R. Hughes
Brian G.R. Hughes          Chairman of the
                           Board of Directors                 April 4, 2001