Form 10-Q
period 2001-03-31
SAFESCIENCE INC
filed 2001-05-17
CIK 946661

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                       ----------------------------------
                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from:  _________ to ___________

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

                    YES  [X]         NO  [ ]

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at May 15, 2001 was 25,734,333 shares.

                               SAFESCIENCE, INC.


                                     INDEX

                                                                           Page
                                                                           ----

Part I - Financial Information

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000 (Unaudited)...................             2

            Consolidated Statements of Operations
            for the Three  Months Ended March 31, 2001
            and 2000 (Unaudited)................................             3

            Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2001
            and 2000 (Unaudited)................................             4

            Notes to Unaudited Consolidated
            Financial Statements................................          5-10

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......         11-23

Part II - Other Information

  Item 2.   Changes in Securities and Use of Proceeds...........            24


  Item 6.    Exhibits and Report on Form 8-K....................            24

Signatures......................................................            25

                            "SAFESCIENCE, INC."

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                  ASSETS
                                                                   March 31,               December 31,
                                                                     2001                     2000
                                                                ---------------           ---------------
  Current assets:
          Cash and cash equivalents                                 $1,839,090                $2,547,353
          Stock subscription receivable                                      -                 2,000,000
          Prepaid expenses  and other current assets                   161,436                   288,134
                                                                ---------------           ---------------
               Total current assets                                  2,000,526                 4,835,487
                                                                ---------------           ---------------

  Property and equipment, at cost
          Computer, office and laboratory equipment                    463,693                   455,994
          Furniture and fixtures                                       284,748                   281,274
          Motor vehicles                                                25,026                    25,026
                                                                ---------------           ---------------
                                                                       773,467                   762,294
             Less-accumulated depreciation and amortization           (359,491)                 (324,932)
                                                                ---------------           ---------------
                                                                       413,976                   437,362
                                                                ---------------           ---------------

  Other assets:
          Notes receivable - related parties (Note 6)                  128,478                   128,659
          Restricted cash                                              108,128                   108,128
          Deposits                                                     269,481                   269,481
                                                                ---------------           ---------------
               Total other assets                                      506,087                   506,268
                                                                ---------------           ---------------


               Total assets                                     $    2,920,589            $    5,779,117
                                                                ==============            ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
          Accounts payable                                           1,321,175                 1,360,615
          Accrued liabilities                                          546,532                   797,964
          Net liabilities of discontinued operations                    71,431                   908,571
                                                                ---------------           ---------------
               Total current liabilities                             1,939,138                 3,067,150
                                                                ---------------           ---------------
  Commitments and contingencies (Note 8)

  Other equity                                                               -                   866,216
                                                                ---------------           ---------------

  Stockholders' equity:
       Preferred stock, $.01 par value
        Authorized -5,000,000 shares
        issued and outstanding - None                                        -                         -
       Common stock, $.01 par value
       Authorized -100,000,000 shares
       Issued and outstanding  - 25,734,333 and 23,998,504
         shares at March 31, 2001 and  December 31, 2000,
         respectively                                                  257,343                   239,985
       Additional paid-in capital                                   50,416,628                48,243,184
       Note receivable from former officer -
         Issuance of common stock                                   (2,675,000)               (2,675,000)
       Accumulated deficit                                         (47,017,520)              (43,962,418)
                                                                ---------------           ---------------
               Total stockholders' equity                              981,451                 1,845,751
                                                                ---------------           ---------------

               Total liabilities and stockholders' equity       $    2,920,589            $    5,779,117
                                                                ===============           ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                             "SAFESCIENCE, INC."
                   CONSOLIDATED STATEMENT OF OPERATIONS

                                 (Unaudited)

                                                          Three-Months Ended March 31,
                                                              2001            2000
                                                         -------------    ------------
Operating expenses:
        Research and development                           1,742,095         1,210,713
        General and administrative                         1,330,761           915,046
        Restructuring (credit) (Note 3)                     (182,625)                -
                                                         -----------       -----------
                Total operating expenses                   2,890,231         2,125,759
                                                         -----------       -----------

Operating loss                                            (2,890,231)       (2,125,759)
                                                         -----------       -----------

Other income (expense):
        Other expense                                         (5,745)          (32,710)
        Interest income                                       27,503            21,059
                                                         -----------       -----------
                Total other income (expense)                  21,758           (11,651)
                                                         -----------       -----------

Loss from continuing operations                           (2,868,473)       (2,137,410)

Loss from discontinued operations (Note 4)                  (186,629)         (559,132)
                                                         -----------       -----------

Net loss                                                 $(3,055,102)      $(2,696,542)
                                                         ===========       ===========

Basic and diluted net loss per common share              $     (0.11)      $     (0.13)
   from continuing operations                            ===========       ===========

Basic and diluted net loss per common share              $     (0.01)      $     (0.03)
   from discontinued operations                          ===========       ===========

Basic and diluted net loss per common share              $     (0.12)      $     (0.16)
                                                         ===========       ===========
Weighted average number of common                         25,577,489        17,143,728
        shares outstanding                               ===========       ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 4
                             "SAFESCIENCE, INC."

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                 (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                     ------------------------------
                                                                      2001                    2000
                                                                     ------------      ------------

Cash flows from operating activities:
        Net loss                                                     $(3,055,102)      $(2,696,542)
        Loss from discontinued operations                               (186,629)         (559,132)
                                                                     ------------      ------------
        Loss from continuing operations                               (2,868,473)       (2,137,410)
                                                                     ------------      ------------
        Adjustments to reconcile net loss to net cash
          used in operating activities:
                Operating expenses paid in common
                  stock and options                                      484,598           405,611
                Depreciation and amortization                             34,559            34,830
                Changes in assets and liabilities:
                     Accounts  receivable                                      -          (215,376)
                     Inventory                                                 -          (122,428)
                     Prepaid expenses and other current assets           126,698           (66,831)
                     Accounts payable                                    (39,440)          242,264
                     Accrued liabilities                                (251,251)           28,674
                                                                     ------------      ------------
                        Net cash used in operating activities         (2,513,309)       (1,830,666)
                                                                     ------------      ------------
                        Net liabilities of discontinued operations      (837,140)                -
                                                                     ------------      ------------
Net cash used in discontinued operations                               (1,023,769)        (559,132)
                                                                     ------------      ------------

Cash flows from investing activities:

        Purchase of property and equipment                                (11,173)          (23,755)
        Repayment of loans to related parties, net                              -           221,997
                                                                     ------------      ------------
                         Net cash (used in) provided by
                           investing activities                           (11,173)          198,242
                                                                     ------------      ------------

Cash flows from financing activities:
        Proceeds from sale of common stock                                875,000         8,505,000
        Costs incurred from issuance of common stock                      (35,012)                -
        Proceeds from stock subscription                                2,000,000                 -
        Proceeds from exercise of warrants                                      -               429
                                                                     ------------      ------------
Net cash provided by financing activities                               2,839,988         8,505,429
                                                                     ------------      ------------
Net (decrease) increase in cash and cash equivalents                     (708,263)        6,313,873

Cash and cash equivalents, beginning balance                            2,547,353         3,377,067
                                                                     ------------      ------------
Cash and cash equivalents, ending balance                            $  1,839,090      $  9,690,940
                                                                     ============      ============
Supplemental disclosure of cash flow information

        Cash paid for interest                                              3,750                 -
                                                                     ============      ============

 The accompanying notes are an integral part of these consolidated financial statements.

                               SAFESCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural products some of which are also based upon carbohydrate chemistries. These products were either licensed from or jointly developed with third parties (Note 5). SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

As of March 31, 2001, the Company has an accumulated deficit of $47,018,000 and cash balances were $1,839,090. Additionally, the Company's operating plan indicates that the Company's existing cash balance will only be sufficient to sustain operations into July 2001 unless additional financing is obtained. The Company has not obtained commitments from any existing or potential investors to provide such financing as of May 15, 2001. In the event that additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. There is substantial doubt that the Company will have the ability to continue as a going concern. The financial statements do not contain any adjustments that may be required as a result of this uncertainty. The Company has begun a program of cash conservation to permit it to extend its operations while it pursues additional funds.

During the first quarter of 2001, the Company has raised $875,000 in a private placement offering of common stock whereby 775,000 shares were sold at a weighted average of $1.129 per share. The purchasers also received warrants to purchase 310,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share.

Principal risks to the Company include the successful development and marketing of products to obtain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies, clearance and regulation, dependence on key individuals and competition from substitute products and larger companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" for additional risks the Company faces.

(b)  Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, International Gene Group, Inc., and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

                                                                          Page 6
                               SAFESCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

(c) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10-K.

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

(f)  Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2001 were $1,839,090 including $1,823,387 held by a single bank. Of that amount $490,624 was in an overnight investment account, which reinvests daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(g)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

       Asset Classification                          Estimated Useful Life
       --------------------                          ---------------------

       Computer, office and laboratory equipment          3 - 5 years
       Furniture and fixtures                                 7 years
       Motor vehicles                                         4 years

(h)  Research and Development

                                                                          Page 7
                               SAFESCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

Research and development costs, which consist primarily of wages, expenses for consultants, supplies and testing, are charged to operations as incurred.

(i)  Net Loss Per Share

The Company applies Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at March 31, 2001 and 2000 excluded the potential common shares from warrants and stock options because to do so would be antidilutive for the periods presented. At March 31, 2001 and 2000 there are 4,851,360 and 259,754 warrants outstanding, respectively, with a weighted average exercise price of $2.90 and $14.37, respectively, and 1,276,428 and 541,294 stock options outstanding, respectively, with a weighted average exercise price of $5.43 and $11.24 respectively.

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

(k)  Disclosures about Segments of an Enterprise

The Company followed SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. Due to the discontinuation of its consumer and commercial products business, the Company operates in one segment.


(l) Concentrations of Risk

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

                                                                          Page 8
                               SAFESCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

(2)  STOCKHOLDER'S EQUITY

(a)  Private Placement Offerings

During the first quarter of 2001, the Company has raised $875,000 in a private placement offering of common stock whereby 775,000 shares were sold at a weighted average of $1.129 per share, as well as warrants to purchase 310,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share. In addition, the Company received $2,000,000 from the proceeds of a stock subscription which was included in the December 2000 private placement.

(b)  Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Compensation Committee. During the three months ended March 31, 2001 and 2000, the Company issued 71,392 and 2,061 shares of common stock, respectively, and recorded charges to operations of $88,333 and $28,080 relating to those issuances of common stock. During the three months ended March 31, 2001 the Company granted options to purchase 227,129 shares of common stock and recorded charges to operations of $291,322 relating to these issuances.

The following table summarizes all stock option activity to employees and consultants for services for the three months ended March 31, 2001.

                                     Stock Options
---------------------------------------------------------------------------------------
                                                                     Weighted Average
---------------------------------------------------------------------------------------
                                                                     Exercise
---------------------------------------------------------------------------------------
                                                Number of            Price Per
---------------------------------------------------------------------------------------
                                                Shares               Share
---------------------------------------------------------------------------------------
Balance December 31, 2000                       1,147,056                  $6.44
---------------------------------------------------------------------------------------
Granted                                           227,129                   0.14
---------------------------------------------------------------------------------------
Cancelled                                         (97,757)                  4.95
---------------------------------------------------------------------------------------
Balance March 31, 2001                          1,276,428                  $5.43
                                                =========                  =====
---------------------------------------------------------------------------------------

                                                                          Page 9
                               SAFESCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

(c)  Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2001.

                                    Warrants
---------------------------------------------------------------------------------------
                                                                    Weighted Average
---------------------------------------------------------------------------------------
                                                                    Exercise
---------------------------------------------------------------------------------------
                                               Number of            Price Per
---------------------------------------------------------------------------------------
                                                Shares              Share
---------------------------------------------------------------------------------------
Balance December 31, 2000                       2,665,104                         $4.02
---------------------------------------------------------------------------------------
Granted                                         2,915,701                          1.12
---------------------------------------------------------------------------------------
Exercised                                        (729,445)                         0.00*
---------------------------------------------------------------------------------------
Balance March 31, 2001                          4,851,360                         $2.90
                                                =========                         =====
---------------------------------------------------------------------------------------

*Cashless exercise

(3)   RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce its size and realign its organization to conform with strategic changes. The major component of the restructuring related to the elimination of approximately eight employees across the following functions: sales and marketing (six), general and administrative (one) and research and development
(one). Components of the charge include severance and other related expenses. At March 31, 2001, approximately $378,000 of accrued restructuring charges remained which are comprised of severance costs. Approximately $357,700 of the expense has been paid by the issuance of common stock. The total cash impact of the restructuring is expected to amount to approximately $864,000. The total cash paid as of March 31, 2001 was approximately $639,000 and the remaining amounts will be paid through June 2002. During the three months ended March 31, 2001 the Company recorded a reduction of $182,625 in the estimated costs of this restructuring.

(4)  DISCONTINUED OPERATIONS

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of its consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 2000 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company had recorded a reserve for discontinuing operations in the amount of $1,750,000 which included approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations. During the three months ended March 31, 2001, the Company recorded an additional charge of $186,629 to reflect additional expense incurred in the discontinued operations.

(5)  LICENSING AGREEMENTS

In September 2000, the Company entered into a sales and distribution agreement with BioSafe Technologies, Inc. of Denison, Texas, under which it has the right to market the patented BioSafe head lice cleansing product in the consumer market within the United States, Mexico and Canada. The Company agreed to purchase $150,000 of product and could extend the term of the agreement by purchasing product totaling approximately $312,500 before April 15, 2002. On April 25, 2001, the parties agreed to terminate the sales and distribution agreement. In connection with the termination, the Company shall receive up to $10,000 in future royalties on sales of the licensed products by BioSafe and the Company retained the right to sell its existing inventory.

On January 5, 2001, the Company acquired the right to certain product formulas which it previously licensed from a supplier, Delta-Omega Technologies, Inc. The purchase price consisted of installments of $50,000 cash payable on each of January 5, 2001 and April 1, 2001, 160,000 shares of common stock of the Company and forgiveness of a note receivable in the amount of $150,000 and accrued interest thereon. The purchase price has been included in the estimated cost of discontinued operations.

On January 26, 2001, SafeScience executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents and patent applications related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these

                                                                         Page 10
                               SAFESCIENCE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001

issued patents and patent applications to the Company's existing patent portfolio which consolidates the rights to all of the parties' existing GBC-590 intellectual property within SafeScience. SafeScience made an initial payment of $300,000 upon signing the agreement which was recorded as research and development expense during the three months ended March 31, 2001 and may pay up to an additional $1,635,000 in license payments at the rate of 5% of cash raised through the issuance of debt or the sale of securities of the Company. The Company is obligated to raise a total of $3,000,000 through the sale of such securities by October 1, 2001. Once a total of $3,000,000 has been raised, the Company becomes liable for the unpaid balance of $1,635,000 and has twelve months to pay such balance. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 per share that will vest in quarterly installments over two years. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590. During the three months ended March 31, 2001, the Company recorded an expense of $135,304 related to warrants which vested under this agreement and expense of $43,750 in payment of the 5% amount due on sales of securities.



(6) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable from related parties includes a $61,291 promissory note from an officer/stockholder of the Company. The loan is payable in monthly installments of $375 including interest of 5.66% with a final payment of $60,601 due on March 11, 2002. The note is collateralized by shares of the Company's common stock.

On May 14, 2001, the loan was paid in full by the officer.

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

(8) COMMITMENTS AND CONTINGENCIES

On January 26, 2001, SafeScience executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents and patent applications related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement required an initial payment of $300,000 and additional contingent payments of $1,635,000. The Company is obligated to raise a total of $3,000,000 through debt, equity or other means by October 1, 2001. Once a total of $3,000,000 has been raised, the Company becomes liable for the unpaid balance of the $1,635,000 and has twelve months to pay such balance. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 that will vest in quarterly installments over two years. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

The following contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company's actual results may differ materially from the results anticipated in the forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors that May Affect Future Results" included herein for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation to update or revise the information provided in this report to reflect future events.

OVERVIEW

SafeScience, Inc. is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds. The Company's lead drug candidate GBC-590, a potential treatment for multiple forms of cancer, is in Phase II clinical trials for pancreatic and colorectal cancers. The Company also develops agricultural products. The Company's near term objective is to continue to proceed through the various phases of United States Food and Drug Administration
(FDA) clinical trials for GBC-590 and to continue to pursue Federal and state registration of its agriculture products and seek alternatives, including sale, for its agricultural products business area.

SAFESCIENCE, INC.

SafeScience conducts its business through two wholly-owned subsidiaries:
International Gene Group, Inc. and SafeScience Products, Inc.


INTERNATIONAL GENE GROUP, INC.

  International Gene Group, Inc. ("IGG") develops human therapeutics. IGG has been focused on developing GBC-590, a complex carbohydrate intended to fight cancerous tumors and metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute. Phase I FDA clinical trials for GBC-590 have been completed. Phase II clinical trials for GBC-590 designed to evaluate safety and efficacy for pancreatic and colorectal cancers began in the second quarter of 2000. The Company plans to conduct an expanded Phase IIb 75 patient dose escalation trial beginning in mid-2001 for colorectal cancer patients. In addition, the Company may begin Phase II trials for prostate cancer in 2002.

  IGG has also developed a complex carbohydrate antifungal agent which is being tested in animals to inhibit Candida infections.

Theoretical Background of GBC-590. Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher. While nucleic acids and proteins were previously recognized as the major classes of biological materials involved in cell recognition, it has recently been scientifically established that carbohydrates play a role as well. The majority of a cell's surface components contain carbohydrate structures, which change characteristics as the cell develops, differentiates and sickens.

It is contended that cell adhesion plays a role in cancer and cancer metastasis. Metastasis is the process by which cancer cells spread throughout the body, beginning at the primary tumor. The spread of the cancer cells throughout the body is the main cause of death for cancer patients. These cells, once circulating in the bloodstream after their detachment from the primary tumor, must adhere to new cells in other parts of the body in order to proliferate to form new tumor colonies. Malignant cells may thus recruit the very adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. The Company believes that drugs, which inhibit this process of adhesion, may inhibit metastasis although this theory has not been scientifically established.

GBC-590 may offer a novel approach to controlling the progression of cancer, by disrupting the cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. The GBC-590 compound acts as a "molecular decoy" by recognizing Galectin-3, a "lectin", on cancer cells, attaching itself to the Galectin-3 and preventing those cells from aggregating. By binding to Galectin-3, GBC-590 may thus prevent metastasis. In addition, independent research has shown that Galectin-3 is involved in regulating cell growth and apoptosis (cell death). By binding to Galectin-3, GBC-590 may induce cancer cell death. Furthermore, independent research has shown that Galectin-3 plays a role in angiogenesis. Angiogenesis, identified in the 1980's, is the biological process by which cancer cells form new blood vessels allowing them to obtain the nutrients necessary for tumor growth. By binding to Galectin-3, GBC-590 may inhibit angiogenesis.


The Company believes that GBC-590 has the potential for therapeutic effect on multiple cancer types (i.e. colorectal, prostate, pancreatic, breast and liver) because the target for GBC-590 on the cancer cells is Galectin-3 which is over expressed on all these cancer types.

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

Institutional Review Board (IRB) approval was received at the following sites prior to conducting the recently completed Phase II clinical trial for colorectal cancer and/or the ongoing Phase II clinical trial for pancreatic cancer:

 .  Beth Israel/Deaconess Hospital in Boston, Massachusetts;
 .  University of Chicago Pritzker School of Medicine;

 .  University of Rochester Cancer Center;
 .  Christiana Healthcare in Wilmington, Delaware;
 .  Medical Oncology Associates in San Diego, California.

On March 23, 2001, the Company announced that GBC-590 demonstrated positive clinical activity in colorectal cancer patients in the recently completed Phase IIa clinical trial. Specifically, five of 23 patients showed tumor stabilization for periods of two to six months before disease state progression was observed, with one of the five patients showing a period of tumor shrinkage. Based on this promising, early data, the Company plans to conduct an expanded Phase IIb dose escalation trial. Higher doses of GBC-590 than administered in the Phase IIa study have already been tested in animals with no dose limiting toxicity observed. This clinical trial is planned to enroll 75 colorectal cancer patients separated into three equal groups each receiving a different dose level of GBC-
590. There can be no assurances at present that IV infusion of GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans or be safe at higher doses.



CAN-296. CAN-296 is an anti-fungal agent derived from a naturally occurring complex carbohydrate, designed for treatment of Candida and Aspergillus infections. Candida, a common fungal disease, can take on two forms: deep-seated infections which can be fatal and superficial infections such as athlete's foot, skin infections and vaginitis.


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

In the agricultural area, SafeScience Products has developed and/or licensed products that include a Federal EPA-approved plant defense booster to treat fungal pathogens. An additional insecticide product (Bb447) is being tested and developed.

On February 15, 2001, the Company received notice of unconditional registration from the United States Environmental Protection Agency's Office of Pesticide Programs, Biopesticides and Pollution Prevention Division for its Elexa-4 Plant Defense Booster. Elexa-4 is an effective non-toxic treatment against fungal pathogens such as powdery mildew and boytrytis on grapes, and powdery mildew and gray mold on strawberries, as well as, a variety of additional crops. Elexa-4 works by stimulating the plants own natural defense system to defend against attack by diseases. A number of research trials show Elexa-4 to be as effective at powdery mildew disease protection and control as leading traditional synthetic chemical fungicides on our initially targeted crops of grapes, strawberries and cherries. We have filed for state registration in California and other states for Elexa-4. On April 30, 2001, the State of California Department of Pesticide Regulation posted its proposed decision to register Elexa-4 on or after May 29, 2001 for use as a fungicide for various diseases on grapes, cucumbers, pumpkins, squash and strawberries. Comments on this proposed registration will be accepted until May 29, 2001.

Discontinued Operations

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of its consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company has recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations. During the three months ended March
31, 2001, the Company recorded an additional charge of $186,629 to reflect additional expense incurred in the discontinued operations.


The net losses of the discontinued operations are included in the statements of operations under discontinued operations.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2001 VERSUS MARCH 31, 2000

          Research and development costs increased from $1,210,713 for the three months ended March 31, 2000 to $1,742,095 for the three months ended March 31, 2001, an increase of $531,382, or 43.9%. This increase was primarily attributable to costs related to the clinical trials of GBC-590 including production costs and $479,034 in expenses incurred under the terms of the licensing arrangement with Wayne State University and the Barbara Ann Karmanos Cancer Institute, partially offset by a reduction in payroll expense and agriculture research and development expenses.

          General and administrative expenses increased from $915,046 for the three months ended March 31, 2000 to $1,330,761 for the three months ended March 31, 2001, an increase of $415,715, or 45.4%. The comparison with the three months ended March 31, 2000 is affected by the impact of discontinued operations of the consumer and commercial business areas. Total expenses for the three months ended March 31, 2000 were $1,516,123 before allocations to our agriculture, consumer, commercial and human therapeutics business operations of $601,077 for overhead. Before allocations of overhead to operations, general and administrative expenses decreased from $1,516,123 for the three months ended March 31, 2000 to $1,330,761 for the three months ended March 31, 2001, a decrease of $185,362, or 12.2%. This decrease was primarily due to a reduction in payroll, offset by increased legal expenses and non-cash compensation for stock options granted to employees.

          Interest income increased from $21,059 for the three months ended March 31, 2000 to $27,503 for the three months ended March 31, 2001, an increase of $6,444, or 30.6%. This increase was attributable to an increase in cash available for temporary investment.


LIQUIDITY AND CAPITAL RESOURCES

          For the three months ended March 31, 2001, the Company's operations utilized cash of approximately $3,537,000 primarily to fund the operating loss and loss on discontinued operations. The Company also invested $11,173 in fixed asset purchases. The uses of cash were offset by equity financings which resulted in net proceeds of approximately $840,000 to the Company during the three months ended March 31, 2001 and the receipt of $2,000,000 from a stock subscription receivable. We are pursuing additional funds through sales of our securities and through potential partnering arrangements with pharmaceutical or mature biotechnology companies.

          As of March 31, 2001, the Company's accumulated deficit was approximately $47,018,000 and cash balances were $1,839,090. Additionally, the Company's operating plan indicates that the Company's existing cash balance will only be sufficient to sustain operations into July 2001 unless additional financing is obtained. The Company has not obtained commitments from any existing or potential investors to provide such financing as of May 15, 2001. In the event that additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. There is substantial doubt that the Company will have the ability to continue as a going concern. The financial statements do not contain any adjustments that may be required as a result of this uncertainty. The Company has begun a program of cash conservation to permit it to extend its operations while it pursues additional funds.

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

In September 2000, The EITF issued 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. In accordance with EITF 00-19, the Company had determined that the outstanding adjustable warrant, as of December 31, 2000, which required the issuance of 729,445 shares of the Company's common stock should be designated as temporary equity. Under the transition rules of EITF 00-19, the Company is required to record as temporary equity as of December 31, 2000, the intrinsic value of the warrants outside of stockholders' equity. As of December 31, 2000, the Company had reclassified the intrinsic value of the warrants of $866,216 to temporary equity from additional paid-in capital. As of December 31, 2000, these warrants had a fair value of approximately $866,216. On February 5, 2001, the Company issued 729,445 shares of common stock in satisfaction of the warrants and reclassified the temporary equity to additional paid-in capital.

MARKET RISK

The Company is not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of March 31, 2001, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

The Company is exposed to market risk related to changes in interest rates which could positively or negatively affect results of operations. The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2001, the fair value of the portfolio would decline by an immaterial amount.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING SAFESCIENCE, INC. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT IT CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR ITS BUSINESS OPERATIONS.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE.

WE HAVE EXPERIENCED SIGNIFICANT OPERATING LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE

We began operations more than eight years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we only generated $2,723,000 from product sales. On February 23, 2001 we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years; if at all. We have incurred approximately $47.0 million of operating losses since our inception, including $17.3 million in the year ended December 31, 2000, and $3.1 million for the three months ended March 31, 2001. Extensive operating losses can be expected to continue for the foreseeable future.

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

WE MAY NOT GENERATE REVENUES IN THE FUTURE BECAUSE WE HAVE CEASED OPERATION OF OUR CONSUMER AND COMMERCIAL PRODUCT AREAS

We have generated substantially all our revenues from our consumer and commercial products. We have discontinued operations for our consumer and commercial product business areas and are exploring alternatives for our agricultural product business. We will not generate revenues or other funds on an ongoing basis unless we receive current payments with respect to the sale of these areas, receive payments in connection with any potential licensing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we are able to bring to market pharmaceutical or agricultural products.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS

We believe that our existing funds are sufficient to fund our operating expenses and capital requirements into July 2001. We are pursuing additional funds through sales of our securities and through potential partnering arrangements with pharmaceutical or mature biotechnology companies. Additional equity financing may result in dilution to our shareholders. The resale of our common stock by selling stockholders may negatively affect our ability to obtain financing. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate SafeScience.

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

We license our technology, including GBC-590, from third parties. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. The technology we license from third parties would be difficult to replace. The loss of any of these technology licenses would result in delays in the availability of our products until equivalent technology, if available, is identified, licensed and integrated and could materially adversely affect our future prospects. The use of replacement technology from other third parties would require us to enter into license agreements with these third parties, which could result in higher royalty payments and a loss of product differentiation.

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

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGES IN THE MARKETS IN WHICH WE COMPETE, AND OUR FAILURE TO SUCCESSFULLY COMPETE OR ADAPT TO CHANGING TECHNOLOGY COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS

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

The FDA regulates the manufacture, distribution and promotion of pharmaceutical products in the United States pursuant to the Federal Food Drug and Cosmetic Act and related regulations. We must receive premarket approval by the FDA for any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. At present, we employ approximately 12 full time employees and one part time worker. We depend upon the personal efforts and abilities of our officers and directors, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE

As of March 31, 2001 there were outstanding options to purchase 1,276,428 shares of common stock, at a weighted average exercise price of $5.43 per share and warrants to purchase 4,851,360 shares of common stock at a weighted average price of $2.90 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of current shareholders.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK AND LIQUIDITY WOULD DECLINE

Our common stock could be delisted from The Nasdaq Stock Market if the bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days, if we have less than $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) and our market capitalization falls below $35 million, or if the value of our common stock held by our stockholders (other than our directors and executive officers) is less than $1,000,000. There are other quantitative and qualitative criteria to remain listed on the Nasdaq SmallCap Market. On several consecutive days in March and April 2001 our common stock has traded at prices below $1.00 per share and on December 31, 2000 we had stockholders' equity of $1,845,751 and other equity of $866,216. On March 31, 2001 we had stockholders' equity of $981,451 and our market capitalization was less than $35 million. On May 1, 2001 our common stock traded at or above $1.00 and closed at a bid price of $ 1.07 per share.

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

BECAUSE OUR CURRENT MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY HAVE SUBSTANTIAL CONTROL OVER US

The holders of the common stock do not have cumulative voting rights. Two of our directors, one of whom is an executive officer of SafeScience, own approximately 16% collectively of the outstanding shares of common stock. These stockholders can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

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

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Set forth below is information regarding the sale of unregistered shares of capital stock issued by the Company during the three months ended March 31, 2001.

The Company issued to four accredited investors 775,000 shares of common stock at a weighted average price of $1.129 per share. The purchasers also received warrants to purchase 310,000 shares at prices ranging from $2.20 to $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share. Net proceeds from the offering were $875,000. These securities were issued in reliance upon the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act.



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibits

   10.1 *Product Formula Agreement by and between SafeScience, Inc. and Delta-Omega Technologies, Inc. dated January 5, 2001.

   10.2 **License Agreement by and among SafeScience, Inc., Wayne State University and Barbara Ann Karmanos Cancer Institute dated January 26, 2001.
__________

* Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Company's Registration Statement on Form S-3 filed with the Commission on May 3, 2001.

** Previously filed with the Commission as an exhibit to, and incorporated herein by reference from, the Company's Current Report on Form 8-K filed with the Commission on January 31, 2001.

(b)  Reports on Form 8-K.

   1. On January 18, 2001 the Company filed a Current Report on Form 8-K to report the issuance of a press release regarding the sales of $4,703,000 of common stock and warrants to an institution and accredited investors.

   2. On January 31, 2001 the Company filed a Current Report on Form 8-K to report the execution of a world-wide exclusive license agreement on patents related to GBC-590 from Wayne State University and the Barbara Ann Karmanos Cancer Institute.

   3. On January 31, 2001 the Company filed a Current Report on Form 8-K to report the issuance of a press release regarding the engagement of Burrill & Company to identify alternatives for the Company's consumer, industrial and agricultural product areas.

   4. On April 9, 2001 the Company filed a Current Report on Form 8-K to report the issuance of press releases regarding (i) the appointment of Bruce Zetter, Ph.D., Peter Quesenberry , M.D., Ram Sasisekharan, Ph.D. and David Elmaleh , Ph.D. to its Scientific Advisory Board, (ii) the discontinuation of its consumer and commercial product lines, and (iii) the demonstration of positive clinical activity in colorectal cancer patients in its recently completed Phase IIa clinical trial of GBC-590.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of May 2001                                .
                       ----------------------------------------


                    SAFESCIENCE, INC.
                    (the "Registrant")



                    BY:  /s/ Bradley J. Carver
                         ---------------------------------------------
                         Bradley J. Carver, CEO, President, Treasurer, and a member of the Board of Directors



                    BY:  /s/ John W. Burns
                         ------------------------------------------------------
                         John W. Burns, Senior Vice President, CFO, & Secretary



                    BY:  /s/ Patrick J. Joyce
                         ---------------------------------------
                         Patrick J. Joyce, Controller, Principal
                         Accounting Officer