Form 10-Q
period 2001-06-30
SAFESCIENCE INC
filed 2001-08-14
CIK 946661

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001.

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

                    YES    [X]         NO    [_]
The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at August 13, 2001 was 28,693,020 shares.

                               SAFESCIENCE, INC.


                                     INDEX

                                                                          Page
                                                                          ----
Part I -  Financial Information

  Item 1. Financial Statements

          Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000 (Unaudited)....................            2

          Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2001
          and 2000 (Unaudited).................................            3

          Consolidated Statements of Cash Flows
          for the Six months ended June 30, 2001
          and 2000 (Unaudited).................................            4

          Notes to Unaudited Consolidated Financial Statements.         5-12

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations........        13-26

Part II - Other Information

  Item 4. Submission of Matters to a Vote of Securities Holders           27

  Item 6. Exhibits and Report on Form 8-K......................        27-28

Signatures.....................................................           29


                               SAFESCIENCE, INC.

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Unaudited)

                                                                                            June 30,     December 31,
                                                                                              2001           2000
                                                                                          -----------   ------------
                                ASSETS
                                ------
         Current assets:
               Cash and cash equivalents                                                  $   589,431   $  2,547,353
               Stock subscription receivable                                                        -      2,000,000
               Prepaid expenses  and other current assets                                     217,566        288,134
                                                                                          -----------   ------------
                                 Total current assets                                         806,997      4,835,487
                                                                                          -----------   ------------

         Property and equipment, at cost
               Computer, office and laboratory equipment                                      463,693        455,994
               Furniture and fixtures                                                         284,748        281,274
               Motor vehicles                                                                  25,026         25,026
                                                                                          -----------   ------------
                                                                                              773,467        762,294
                  Less-accumulated depreciation and amortization                             (394,051)      (324,932)
                                                                                          -----------   ------------
                                                                                              379,416        437,362
                                                                                          -----------   ------------
         Other assets:
               Notes receivable - related parties                                                   -        128,659
               Restricted cash                                                                108,128        108,128
               Deposits                                                                        81,201        269,481
                                                                                          -----------   ------------
                                 Total other assets                                           189,329        506,268
                                                                                          -----------   ------------
                                 Total assets                                             $ 1,375,742   $  5,779,117
                                                                                          ===========   ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
                  ---------------------------------------------
         Current liabilities:
               Accounts payable                                                           $ 1,384,112   $  1,360,615
               Accrued liabilities                                                            524,678        797,964
               Net liabilities of discontinued operations (Note 5)                            103,976        908,571
                                                                                          -----------   ------------
                                 Total current liabilities                                  2,012,766      3,067,150
                                                                                          -----------   ------------
         Commitments (Note 8)
         Other equity                                                                               -        866,216
                                                                                          -----------   ------------
         Stockholders' equity (deficit):
               Preferred stock, $.01 par value
                 Authorized -5,000,000 shares
                 issued and outstanding - None                                                      -              -
               Common stock, $.01 par value
               Authorized -100,000,000 shares
               Issued and outstanding  - 25,930,311 and 23,998,504
                    shares at June 30, 2001 and  December 31, 2000, respectively              259,303        239,985
               Additional paid-in capital                                                  50,907,214     48,243,184
               Note receivable from former officer -Issuance of common stock               (2,675,000)    (2,675,000)
               Accumulated deficit                                                        (49,128,541)   (43,962,418)
                                                                                          -----------   ------------
                                 Total stockholders' equity (deficit)                        (637,024)     1,845,751
                                                                                          -----------   ------------
                                 Total liabilities and stockholders' equity(deficit)      $ 1,375,742   $ 5,779,117
                                                                                          ===========   ============

                               SAFESCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                   Unaudited

                                                 Three-Months Ended June 30,          Six Months Ended  June 30,
                                               ------------------------------       ------------------------------
                                                     2001             2000               2001               2000
                                               -----------       ------------       -----------        -----------
Operating expenses:
     Research and development                  $   984,537       $ 1,465,826        $ 2,726,632        $ 2,676,539
     General and administrative                  1,052,282         1,211,522          2,383,043          2,126,568
     Restructuring charge (Note 4)                       -         1,730,927           (182,625)         1,730,927
                                               -----------       -----------        -----------        -----------
         Total operating expenses                2,036,819         4,408,275          4,927,050          6,534,034
                                               -----------       -----------        -----------        -----------
Operating loss                                  (2,036,819)       (4,408,275)        (4,927,050)        (6,534,034)
                                               -----------       -----------        -----------        -----------

Other income (expense):
     Other expense                                 (19,036)         (188,295)           (24,780)          (221,005)
     Interest income                                 2,434           107,402             29,936            128,461
                                               -----------       -----------        -----------        -----------
             Total other income (expense)          (16,602)          (80,893)             5,156            (92,544)
                                               -----------       -----------        -----------        -----------
Loss from continuing operations                 (2,053,421)       (4,489,168)        (4,921,894)        (6,626,578)


Loss from discontinued operations                  (57,600)       (1,148,888)          (244,229)        (1,708,019)
                                               -----------       -----------        -----------        -----------
Net loss                                       $(2,111,021)      $(5,638,056)       $(5,166,123)       $(8,334,597)
                                               ===========       ===========        ===========        ===========

Basic and diluted net loss per common share
   from continuing operations                  $     (0.08)      $     (0.25)       $     (0.19)       $     (0.37)
                                               ===========       ===========        ===========        ===========
Basic and diluted net loss per common share
   from discontinued operations                $     (0.00)      $     (0.07)       $     (0.01)       $     (0.10)
                                               ===========       ===========        ===========        ===========

Basic and diluted net loss per common share    $     (0.08)      $     (0.32)       $     (0.20)       $     (0.47)
                                               ===========       ===========        ===========        ===========
Weighted average number of common
     shares outstanding                         25,817,699        17,629,370         25,462,315         17,550,872
                                               ===========       ===========        ===========        ===========

                               SAFESCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              -----------------------
                                                                                              2001               2000
                                                                                              ----               ----
Cash flows from operating activities:
     Net loss                                                                          $(5,166,123)         $(8,334,597)
     Adjustments to reconcile net loss to net cash:
       used in operating activities:

         Operating expenses paid in:
           Common stock and options                                                        283,066               28,080
           Warrants                                                                        456,024                    -
         Non-cash compensation                                                             238,054              272,000
         (Increase) in accounts receivable allowances                                            -              (76,000)
         Depreciation and amortization                                                      69,119               94,183
         Changes in assets and liabilities:
                Accounts receivable                                                              -             (116,029)
                Inventory                                                                        -             (391,459)
                Prepaid expenses and other current assets                                   70,568             (168,011)
                Accounts payable                                                            23,497              563,126
                Accrued liabilities                                                       (144,627)           1,077,466
                Net liabilities of  discontinued operations                               (804,595)                   -
                                                                                       -----------          -----------
                        Net cash used in operating and discontinued activities         $(4,975,017)         $(7,051,241)
                                                                                       -----------          -----------
Cash flows from investing activities:

     Purchase of property and equipment                                                    (11,173)            (109,764)
     Deposits                                                                              188,280                    -
     Repayment of loans to related parties, net                                                  -              178,734
                                                                                       -----------          -----------
                             Net cash provided by investing activities                 $   177,107          $    68,970
                                                                                       -----------          -----------
Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs                             875,000           10,615,149
     Costs incurred from issuance of common stock                                          (35,012)                   -
     Stock subscription receivable                                                       2,000,000                    -
                                                                                       -----------          -----------
             Net cash provided by financing activities                                 $ 2,839,988          $10,615,149
                                                                                       -----------          -----------

Net (decrease) increase in cash and cash equivalents                                   $(1,957,922)         $ 3,632,878
Cash and cash equivalents, beginning balance                                           $ 2,547,353          $ 3,377,067
                                                                                       -----------          -----------
Cash and cash equivalents, ending balance                                              $   589,431          $ 7,009,945
                                                                                       ===========          ===========
Supplemental disclosure of cash flow information
     Cash paid for interest                                                            $    20,099                    -
                                                                                       ===========          ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


(1)  Summary of Significant Accounting Policies

(a)  Organization

SafeScience, Inc. (the Company) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly-owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural products some of which are also based upon carbohydrate chemistries. These products were either licensed from or jointly developed with third parties (Note 6). SafeScience, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

As of June 30, 2001, the Company has an accumulated deficit of approximately $49,129,000. In the Annual Report on Form 10-K for December 3, 2000, the Company reported that its financial statements were subject to issues about its ability to continue as a going concern. The Company's future is dependent upon its ability to obtain additional financing to fund its operations. The Company expects to incur substantial additional operating costs related to ongoing research and development activities, sales and marketing activities, preclinical studies and clinical trials. On July 10, 2001 the Company completed a business venture in a series of transactions with Elan Corporation, plc ("Elan") and Elan International Services, Ltd. ("EIS") which included (i) the formation of a subsidiary, SafeScience Newco, Ltd. 80.1% owned by the Company and 19.9% owned by EIS, (ii) the purchase by EIS of $5,000,000 of the Company's securities, and
(iii) provided future funding, subject to conditions, for the Company's portion of the research and development costs of GBC-590 in the field of oncology in the amount of $9,612,000 over two years. (Note 2) As a result of this subsequent event, the Company believes that its existing funds, together with additional capital from current commitments from EIS, will be sufficient to fund its operating expenses and capital requirements as currently planned into the second quarter of 2002.

Principal risks to the Company include risks of product development (such as failure to demonstrate efficacy or safety), risk related to the United States Food and Drug Administration and other regulatory procedures, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, the need to obtain adequate financing to fund future operators, developments regarding intellectual property rights, litigation and dependence on key individuals. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" for additional risks the Company faces.

(b)  Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Gene Group, Inc., and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(c) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

(f)  Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2001 were $589,431, including $572,745 held by a single bank. Of that amount $212,931 was in an overnight investment account, which reinvests daily in government securities funds and money market funds. Restricted cash of $108,128 represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

(g)  Depreciation and Amortization

The Company provides for depreciation and amortization using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:



Asset Classification                             Estimated Useful Life
--------------------                             ---------------------


Computer, office and laboratory equipment             3 - 5 years

Furniture and fixtures                                    7 years

Motor vehicles                                            4 years

(h) Research and development

Research and development costs, which primarily consist of wages, expenses for consultants, supplies and testing, are charged to operations as incurred.

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

(i)  Net Loss Per Share

The Company applies Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of shares of common stock, par value $0.01 ("Common Stock") outstanding. The dilutive effect of the potential issuance of common stock upon the exercise of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at June 30, 2001 and 2000 excludes the potential issuance of Common Stock upon the exercise of outstanding warrants and stock options because to do so would be antidulitive for the periods presented. At June 30, 2001 and 2000, there were outstanding warrants exercisable for 4,851,360 and 302,754 shares, respectively, with a weighted average exercise price of $2.90 and $14.60, respectively, and outstanding stock options exercisable for 986,251 and 541,294 shares, respectively, with a weighted average exercise price of $6.34 and $11.24 respectively.

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

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

(2) JOINT VENTURE

  On July 10, 2001, the Company closed a business venture with Elan and EIS.
As part of the transaction, EIS and the Company formed a Bermuda exempted limited liability company, SafeScience Newco, Ltd., to further advance GBC-590. The Company owns all of the common stock and 60.2% of the non-voting preferred shares of SafeScience Newco, Ltd. and EIS owns 39.8% of the non-voting preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and EIS owns 19.9%.

          Elan and the Company entered into license agreements under which the Company licensed to SafeScience Newco, Ltd. its intellectual property related to GBC-590 for use in the field of oncology and Elan licensed to SafeScience Newco, Ltd. proprietary oral drug delivery technology.

          As part of the transaction, EIS also purchased 2,700,000 shares of the Company's Common Stock, 1,116.79 shares of SafeScience Series C non-voting preferred stock ("Series C Stock") convertible into 1,116,790 shares of Common Stock after two years and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. EIS also purchased shares of SafeScience Series A convertible exchangeable non-voting preferred stock ("Series A Stock") for $12,015,000. The Series A Stock bears a 7% dividend payable-in-kind. The Series A Stock is convertible after two years into Common Stock and is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the fully-diluted equity interest in SafeScience Newco, Ltd. The Series A Stock is redeemable by the Company, if still outstanding on July 10, 2007, at its option, for either cash or shares of Common Stock of the Company at their fair market value at the time of redemption. The proceeds from the issuance of the Series A Stock were used by the Company to purchase its equity interest in SafeScience Newco, Ltd. Consequently, the value assigned to the Company's investment in SafeScience Newco, Ltd. is the same as the value of the Series A Stock issued, which was approximately $12,015,000. EIS purchased its equity interest in SafeScience Newco, Ltd. for $2,985,000. SafeScience Newco, Ltd. used the proceeds from the sale of its securities to the Company and EIS to license Elan's proprietary oral drug delivery technology.

          Upon mutual agreement, EIS and the Company will fund SafeScience Newco, Ltd.'s research and development according to their respective equity holdings in SafeScience Newco, Ltd. Subject to mutual agreement, EIS will purchase from the Company up to $9.612 million of Series B convertible preferred stock, which bears a 7% dividend payable-in-kind and is convertible into Common Stock. The Company will utilize the proceeds of the sale of Series B Preferred Stock to fund its portion of SafeScience Newco, Ltd.'s research and development costs.

          The Company will not consolidate the financial statements of SafeScience Newco, Ltd. but will instead account for its investment in SafeScience Newco, Ltd. under the equity method of accounting because the Company has 50% control of the Steering Committee of SafeScience Newco Ltd.
Net losses of SafeScience Newco, Ltd. will be recognized by the Company at their 80.1% interest to the extent of the Company's investments in or advances to SafeScience Newco, Ltd.

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

          Reflecting the transactions with Elan and EIS, the Company immediately expensed its $12,015,000 investment in SafeScience Newco, Ltd., because the technical feasibility of using the contributed technology has not been established and SafeScience Newco, Ltd. had no alternative future use for the technology.

(3) STOCKHOLDERS' EQUITY (DEFICIT)

(a) Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of Common Stock at prices determined by the Company's Compensation Committee. During the six months ended June 30, 2001 and 2000, the Company issued 107,212 and 2,061 shares of Common Stock, respectively, and recorded charges to operations of $88,333 and $28,080 relating to those issuances of Common Stock. During the six months ended June 30, 2001, the Company granted options to purchase 227,129 shares of Common Stock and recorded charges to operations of $296,952 relating to these issuances.

The following table summarizes all stock option activity to employees and consultants for services for the six months ended June 30, 2001.

                                              Stock Options
                                     -------------------------------
                                                    Weighted Average
                                                        Exercise
                                     Number of          Price Per
                                       Shares             Share
                                       ------             -----
Balance December 31, 2000           1,147,056             $6.44
Granted                               227,129               .14
Cancelled                             (97,757)             4.95
                                    ---------             -----
Balance March 31, 2001              1,276,428             $5.43
Granted                                     -                 -
Cancelled                            (130,277)             5.19
Exercised                            (159,900)             0.01
                                    =========             =====
Balance June 30, 2001                 986,251             $6.34
                                    =========             =====

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

(b)  Warrants

The following table summarizes all warrant activity for the six months ended June 30, 2001.

                                       Warrants
                                     -------------------------------
                                                    Weighted Average
                                                        Exercise
                                     Number of          Price Per
                                       Shares             Share
                                       ------             -----
Balance December 31, 2000            2,665,104            $4.02
Granted                              2,915,701             1.12
Exercised                             (729,445)             .00
                                     ---------            -----
Balance March 31, 2001               4,851,360            $2.90
Granted                                      -                -
Exercised                                    -                -
                                     ---------            -----
Balance June 30, 2001                4,851,360            $2.90
                                     =========            =====


(4) RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce its size and realign its organization to conform with strategic changes. The major component of the restructuring relates to the elimination of approximately eight employees across the following functions: sales and marketing (six), general and administrative (one) and research and development
(one). Components of the charge include severance and other related expenses. At June 30, 2001, approximately $378,000 of accrued restructuring charges remained which are comprised of severance costs. Approximately $357,700 of the expense has been paid by the issuance of common stock. The total cash impact of the restructuring is expected to amount to approximately $864,000. The total cash paid as of June 30, 2001 was approximately $639,000 and the remaining amounts will be paid through June 2002. During the quarter ended March 31, 2001 the Company recorded a reduction of $182,625 in the estimated costs of this restructuring.

(5) DISCONTINUED OPERATIONS

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of its consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 2000 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company had recorded a reserve in the amount of $1,750,000 which included approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

a liability of approximately $767,000 to accrue for the cost of closing the operations. During the quarters ended March 31 and June 30, 2001, the Company recorded additional charges of $186,629 and $57,600, respectively, to reflect additional consulting expenses and rental expense related to surplus space costs, respectively.

(6) LICENSING AGREEMENTS

On January 26, 2001, SafeScience executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents and patent applications related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing patent portfolio which consolidates the rights to all of the parties' existing GBC-590 intellectual property within SafeScience. SafeScience made an initial payment of $300,000 upon signing the agreement and agreed to pay up to an additional $1,635,000 in license payments at the rate of 5% of cash raised through the sale of securities of the Company. The Company is obligated to raise a total of $3,000,000 through the sale of such securities by October 1, 2001. Once a total of $3,000,000 has been raised, the Company becomes liable for the unpaid balance of the $1,635,000 and has twelve months to pay such balance. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of Common Stock at $1.15 that will vest in quarterly installments over two years. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590. During the six months ended June 30, 2001, the Company recorded an expense of $456,024 related to warrants which vested under this agreement and expense of $43,750 in payment of the 5% amount due on sales of securities.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002 or 2003. At this time, these new pronouncements are not expected to have a material affect on the statement of position or results of operations of the Company.

(8) COMMITMENTS

On January 26, 2001, SafeScience executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute granting an exclusive world-wide license to SafeScience to patents and patent applications related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement required an initial

                               SAFESCIENCE, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

payment of $300,000 and additional contingent payments of $1,635,000. The Company is obligated to raise a total of $3,000,000 through debt, equity or other means by October 1, 2001. Once a total of $3,000,000 has been raised, the Company becomes liable for the unpaid balance of the $1,635,000 and has twelve months to pay such balance. The transactions closed with Elan and EIS included an equity investment of $5,000,000 which satisfied this requirement. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of Common Stock at $1.15 that will vest in equal quarterly installments over two years begining on March 31, 2001. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590.

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


INTERNATIONAL GENE GROUP, INC.

  International Gene Group, Inc. ("IGG") develops human therapeutics. IGG has been focused on developing GBC-590, a complex carbohydrate intended to fight cancerous tumors and metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute. Phase I FDA clinical trials for GBC-590 have been completed. Phase II clinical trials for GBC-590 designed to evaluate safety and efficacy for pancreatic and colorectal cancers began in the second quarter of 2000. The Company plans to conduct expanded Phase IIb dose escalation trials beginning in late-2001 for colorectal cancer patients and early-2002 for pancreatic cancer patients.

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

It is contended that cell adhesion plays a role in cancer and cancer metastasis. Metastasis is the process by which cancer cells spread throughout the body, beginning at the primary tumor. The spread of the cancer cells throughout the body is the main cause of death for cancer patients. These cells, once circulating in the bloodstream after their detachment from the primary tumor, must adhere to new cells in other parts of the body in order to proliferate to form new tumor colonies. Malignant cells may thus recruit the very adhesion molecules that are part of the body's natural defense mechanism to promote their own metastasis. The Company believes that drugs, which inhibit this process of adhesion, may inhibit metastasis.

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

On March 23, 2001, the Company announced that GBC-590 demonstrated positive clinical activity in colorectal cancer patients in the recently completed Phase IIa clinical trial. Specifically, five of 23 patients showed tumor stabilization for periods of two to six months before disease state progression was observed, with one of the five patients showing a period of tumor shrinkage. Based on this promising, early data, the Company plans to conduct an expanded Phase IIb dose escalation trial. Higher doses of GBC-590 than administered in the Phase IIa study have already been tested in animals with no dose limiting toxicity observed. This clinical trial is planned to enroll up to 75 colorectal cancer patients separated into three groups each receiving a different dose level of GBC-590. There can be no assurances at present that intravenous injection of GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans or be safe at higher doses. On July 23, 2001, the Company announced the completion of patient enrollment in its Phase IIa pancreatic cancer clinical trial. Additional Phase IIb trials are planned for pancreatic cancer patients.


CAN-296. CAN-296 is an anti-fungal agent derived from a naturally occurring complex carbohydrate, designed for treatment of Candida and Aspergillus infections. Candida, a common fungal disease, can take on two forms: deep-seated infections, which can be fatal and superficial infections such as athlete's foot, skin infections and vaginitis.


CAN-296 has been tested in vitro and in animals against many Candida pathogenic isolates including resistant strains and demonstrated positive activity. There are no assurances that application of CAN-296 will prove effective in reducing or eliminating Candida infection in humans, and there have been no clinical studies or tests conducted to prove such an effect. Additional studies in animals are being conducted, and based on those results, the Company will decide whether to proceed to file an Investigational New Drug ("IND") application.



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

On February 15, 2001, the Company received notice of unconditional registration from the United States Environmental Protection Agency's Office of Pesticide Programs, Biopesticides and Pollution Prevention Division for its Elexa-4 Plant Defense Booster. Elexa-4 is an effective non-toxic treatment against fungal pathogens such as powdery mildew and boytrytis on grapes, and powdery mildew and gray mold on strawberries, as well as, a variety of additional crops. Elexa-4 works by stimulating the plants own natural defense system to defend against attack by diseases. A number of research trials show Elexa-4 to be as effective at powdery mildew disease protection and control as leading traditional synthetic chemical fungicides on our initially targeted crops of grapes, strawberries and roses. We have filed for state registration in California and other states for Elexa-4. On June 8, 2001 conditional registration by the State of California was received for use as a fungicide for various diseases on grapes, strawberries and greenhouse and nursery roses. The Company is exploring alternatives for its agricultural products business area.

Discontinued Operations

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of its consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 2000 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company had recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations. The net losses of the discontinued operations are included in the statements of operations under discontinued operations. During the quarters ended March 31 and June 30, 2001, the Company recorded additional charges of $186,629 and $57,600, respectively, to reflect additional consulting expenses and rental expense related to surplus space costs, respectively.

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

          Research and development costs decreased from $1,465,826 for the three months ended June 30, 2000 to $984,537 for the three months ended June 30, 2001, a decrease of $481,289, or 32.8%. This decrease was primarily due to reductions in agriculture R&D expense and GBC-590 development costs, partially offset by the cost of vesting of warrants issued to Wayne State University and the Barbara Ann Karmanos Cancer Institute.

          General and administrative expenses decreased from $1,211,522 for the three months ended June 30, 2000 to $1,052,282 for the three months ended
June 30, 2001, a decrease of $159,240, or 13.1%. This decrease was primarily due to a reduction in payroll, partially offset by non-cash compensation for stock options granted to employees.

          Interest income decreased from $107,402 for the three months ended June 30, 2000 to $2,434 for the three months ended June 30, 2001, a decrease of $104,968, or 97.7%. This decrease was attributable to a decrease in cash available for temporary investment.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2001 VERSUS JUNE 30, 2000

          Research and development costs increased from $2,676,539 for the six months ended June 30, 2000 to $2,726,632 for the six months ended June 30, 2001, an increase of $50,093, or 1.9%. This increase was primarily attributable to costs related to the clinical trials of GBC-590 including drug production costs and $799,754 paid under the terms of the licensing arrangement with Wayne State University and the Barbara Ann Karmanos Cancer Institute, partially offset by a reduction in agriculture research and development expenses and payroll expense.

          General and administrative expenses increased from $2,126,568 for the six months ended June 30, 2000 to $2,383,043 for the six months ended June 30, 2001, an increase of $256,475, or 12.1%. This increase was primarily due to non-cash compensation for stock options granted to employees and legal fees, partially offset by reduced payroll expenses.

          Interest income decreased from $128,461 for the six months ended June 30, 2000 to $29,936 for the six months ended June 30, 2001, a decrease of $98,525, or 76.7%. This decrease was attributable to a decrease in cash available for temporary investment.

MATERIAL CHANGES IN FINANCIAL CONDITION

          As of June 30, 2001 current liabilities totaled $2,012,766 with total current assets of $806,997 resulting in a working capital deficit of $1,205,769 compared with working capital of $1,768,337 at the end of the prior fiscal year. Total shareholders' deficit was $637,024 on June 30, 2001 compared with shareholders' equity of $1,845,751 as of December 31, 2000. On July 10, 2001, the equity investment of $5,000,000 by EIS restored both the working capital deficit and the shareholders' deficit to positive levels. The Company intends to sell additional equity to increase its capital base throughout the remainder of the year.


LIQUIDITY AND CAPITAL RESOURCES

          For the six months ended June 30, 2001, the Company's operations utilized cash of approximately $4,975,000 primarily to fund its operating loss and loss on discontinued operations. The Company also invested $11,173 in fixed asset purchases. The uses of cash were partially offset by equity financings, which resulted in net proceeds of approximately $840,000 to the Company during the six months ended June 30, 2001 and the receipt of $2,000,000 from a stock subscription receivable. We are pursuing additional funds through sales of our securities and through potential partnering arrangements with pharmaceutical or mature biotechnology companies.

          As of June 30, 2001, the Company had an accumulated deficit of approximately $49,129,000 and cash balances of $589,431. In the Annual Report on Form 10-K for December 31, 2000, the Company reported that its financial statements were subject to issues about its ability to continue as a going-concern. The Company's future is dependent upon its ability to obtain additional financing to fund its operations. The Company expects to incur substantial operating costs, including costs related to ongoing research and development activities, sales and marketing activities, preclinical studies and clinical trials. On July 10, 2001 the Company completed a business venture in a series of transactions with Elan Corporation, plc ("Elan") and Elan International Services, Ltd. ("EIS") which included the purchase by EIS of $5,000,000 of the Company's securities and provided future funding, subject to conditions, for the Company's portion of the research and development costs of GBC-590 in the field of oncology in the amount of $9,612,000. As a result of this subsequent event, the Company believes that its existing funds, together with additional capital from current commitments from EIS, will be sufficient to fund its operating expenses and capital requirements as currently planned into the second quarter of 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS


In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on our consolidated financial position or results of operations.

In September 2000, The EITF issued 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. In accordance with EITF 00-19, the Company had determined that the outstanding adjustable warrant, as of December 31, 2000, which required the issuance of 729,445 shares of the Company's common stock should be designated as temporary equity. Under the transition rules of EITF 00-19, the Company is required to record as temporary equity as of December 31, 2000, the intrinsic value of the warrants outside of stockholders' equity. As of December 31, 2000, the Company had reclassified the intrinsic value of the warrants of $866,216 to temporary equity from additional paid-in capital. As of December 31, 2000, these warrants had a fair value of approximately $866,216. On February 5, 2001, the Company issued 729,445 shares of common stock in satisfaction of the warrants and reclassified the temporary equity to permanent equity.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards, among other things, significantly modify the current accounting rules related to accounting for business acquisitions, amortization of intangible assets and the method of accounting for impairments. The Company has not completed an analysis as to the magnitude of the impact of these new pronouncements on the Company's financial statements, nor has it been determined whether or not it will adopt these pronouncements as of the beginning of its fiscal year 2002 or 2003. At this time, these new pronouncements are not expected to have a material affect on the statement of position or results of operations of the Company.

MARKET RISK

The Company is not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of June 30, 2001, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

INTEREST RATE SENSITIVITY

The Company is exposed to market risk related to changes in interest rates which could positively or negatively affect results of operations. The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2001, the fair value of the portfolio would decline by an immaterial amount.

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

We began operations more than eight years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we only generated $2,723,000 from product sales. On February 23, 2001 we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years if at all. We have incurred approximately $49.1 million of operating losses since our inception, including $17.3 million in the year ended December 31, 2000, and $5.2 million for the six months ended June 30, 2001. Extensive operating losses can be expected to continue for the foreseeable future.

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

WE MAY NOT GENERATE REVENUES IN THE FUTURE BECAUSE WE HAVE CEASED OPERATION OF OUR CONSUMER AND COMMERCIAL PRODUCT AREAS

We have generated substantially all our prior revenues from our consumer and commercial products. We have discontinued operations for our consumer and commercial product business areas and are exploring alternatives for our agricultural product business. We will not generate revenues or other funds on an ongoing basis unless we receive current payments with respect to the sale of these areas, receive payments in connection with any potential licensing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we are able to bring to market pharmaceutical or agricultural products.



WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING WHEN NEEDED, WHICH COULD REDUCE OUR ABILITY TO FUND OR EXPAND OPERATIONS

We believe that our existing funds, together with additional capital from current commitments from EIS, are sufficient to fund our operating expenses and capital requirements into the second quarter of 2002. We are pursuing additional funds through sales of our securities and may also seek funds in conjunction with the in-licensing of additional bio-pharmaceutical products where we acquire in-licenses and development funds in exchange for our securities. Additional equity financing may result in dilution to our shareholders. The resale of our common stock by selling stockholders may negatively affect our ability to obtain financing. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, we may be unable to fund or expand our operations or we may only be able to fund or expand our operations on terms that adversely affect our financial condition. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate SafeScience.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY

We rely significantly upon proprietary technology. To the extent that we currently rely upon certain unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, others may independently develop similar technology and know-how or confidentiality may be breached. Any claims against us or any purchaser or user of our products or patents, including GBC-590, asserting that our products or patents infringe or may infringe proprietary rights of third parties, if determined adversely to us, could have a material adverse effect on our business, financial condition or results of operations. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us is successful and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and results of operations would be materially adversely affected.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY WE MAY BE UNABLE TO GENERATE REVENUES

We license our technology, including GBC-590, from third parties. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. For example, our license with Wayne State University and the Karmanos Cancer Institute may be terminated if we do not receive FDA or equivalent agency approval to sell GBC-590 by January 1, 2006. The technology we license from third parties would be difficult to replace. The loss of any of these technology licenses would result in delays in the availability of our products until equivalent technology, if available, is identified, licensed and integrated and could materially adversely affect our future prospects. The use of replacement technology from other third parties would require us to enter into license agreements with these third parties, which could result in higher royalty payments and a loss of product differentiation.

WE EXPECT TO REMAIN DEPENDENT ON COLLABORATIONS WITH THIRD PARTIES FOR THE DEVELOPMENT OF NEW PRODUCTS

Our current business strategy is to enter into agreements with third parties both to license rights to our potential products and to develop and commercialize new products. We may not be able to enter into or maintain these agreements on terms favorable to us. If we are unable to maintain productive relationships with our collaborative partners our ability to develop our products will be harmed.


THE DEVELOPMENT OF GBC-590 IS NOT IN OUR EXCLUSIVE CONTROL AND IS JOINTLY DETERMINED WITH ELAN AND EIS

We are developing GBC-590 through collaboration with Elan and EIS.   SafeScience
Newco, Ltd. is a company that we formed and jointly own with EIS to develop GBC-590 in the field of oncology. We own 80.1% and EIS owns 19.9% of SafeScience Newco, Ltd. Despite our majority ownership of SafeScience Newco, Ltd., we do not control the development activities regarding GBC-590, because we control only 50% of the voting interest of the joint management committee of SafeScience Newco, Ltd. which determines the plans for the development of GBC-590. As a result, development of GBC-590 will depend on our ability to negotiate development issues with EIS.

EIS has the right to exchange our Series A convertible exchangeable preferred stock it owns for all of the preferred securities we own of SafeScience Newco, Ltd. at any time until July 10, 2007, which would give EIS a 50% ownership interest in SafeScience Newco, Ltd. If EIS exercises this right, our ownership in SafeScience Newco, Ltd. will be substantially diluted, which would reduce the return to which we would be entitled if GBC-590 is successful.

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

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until in the opinion of management, the size and scope of our business so warrants. While we have established manufacturing relationships with firms to provide us with GBC-590 and Elexa that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

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

The FDA regulates the manufacture, distribution and promotion of pharmaceutical products in the United States pursuant to the Federal Food Drug and Cosmetic Act and related regulations. We must receive premarket approval by the FDA for any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

The investigation, manufacture and sale of agricultural products are subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will be able to be commercially marketed for use either in the United States or other countries only by first obtaining the necessary approvals. While we hope to obtain regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all. We have received approval from the EPA, California and other states for Elexa 4%.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. At present, we employ approximately 11 full-time employees and one part time worker. We depend upon the personal efforts and abilities of our officers and directors, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS WHICH MIGHT CAUSE SIGNIFICANT DILUTION TO OUR EXISTING SHAREHOLDERS.

As of June 30, 2001 there were outstanding options to purchase 986,251 shares of common stock, at a weighted average exercise price of $6.34 per share and warrants to purchase 4,851,360 shares of common stock at a weighted average price of $2.90 per share. Moreover, we may in the future issue additional shares and warrants to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of current shareholders.

    In July 2001, in connection with a business venture and financing transaction, we sold to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. Each share of our Series A preferred stock and Series C preferred stock is presently convertible after July 10, 2003 into 1,000 shares of our common stock. The Series A preferred stock bears a 7% dividend payable in Series A preferred stock, which compounds annually. Accordingly, a total of 6,442,909 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A preferred stock. This amount of shares represents 22.5% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition EIS may purchase up to 5,654.1176 shares of our Series B convertible non-voting preferred stock in the future at a price per share of $1,700. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock which compounds annually. A total of 5,654,118 shares of common stock could be issued to EIS assuming the purchase of all the Series B preferred stock but not including any dividends to be issued on the Series B preferred stock.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK MAY DECLINE AND ITS LIQUIDITY WOULD BE ADVERSELY AFFECTED

Our common stock could be delisted from The Nasdaq Stock Market for the following reasons:

 .  if the bid price of our common stock falls below $1.00 per share for thirty
(30) consecutive business days;

 . if we have less than (A) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or (B) $2,500,000 in equity and our market capitalization falls below $35 million; or

 . if the value of our common stock held by our stockholders (other than our directors and executive officers) is less than $1,000,000.

On November 1, 2002, the $2,000,000 net tangible assets test will no longer be a listing requirement. There are other quantitative and qualitative criteria of the Nasdaq SmallCap Market which if violated could lead to delisting of our common stock.

On June 6, 2001 we received a letter from The Nasdaq Stock Market notifying us that the staff had determined that we did not comply with the minimum standards for continued listing. On July 13, 2001 we filed a Current Report on Form 8-K/A containing our unaudited May 31, 2001 balance sheet on a pro-forma basis reflecting the closing of the transaction with Elan and EIS. On July 16, 2001, we were notified by Nasdaq that they deemed us to be in compliance with the net tangible assets/market capitalization/net income requirement and all other requirements necessary for continued listing on the Nasdaq SmallCap Market. Accordingly, SafeScience's oral hearing that had been scheduled for Thursday, July 19, 2001 was canceled and the hearing file was closed. However, we may not be able to maintain our compliance with Nasdaq continued listing requirements in the future.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheet." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of a delisting, it may become more difficult for us to raise funds through the sale of our securities.

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

BECAUSE OUR CURRENT MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY HAVE SUBSTANTIAL CONTROL OVER US

The holders of the common stock do not have cumulative voting rights. Two of our directors, one of whom is an executive officer of SafeScience, own approximately 16% collectively of the outstanding shares of common stock. These stockholders can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. One of the conditions of the transactions between us, Elan and EIS requires that we expand our board of directors to six members on the next regularly scheduled stockholder's meeting at which time EIS will be entitled to appoint one director. At such time members of the board of directors and their affiliates shall own approximately 25% of the outstanding common stock assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

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

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 5, 2001, the Company held its Annual Meeting of Stockholders. Four items were voted upon: (1) an amendment of the Articles of Incorporation; (2) the election of directors; (3) the ratification of the appointment of auditors and
(4) an amendment of the 2000 Stock Incentive Plan.

The proposed amendment to the Articles of Incorporation providing for the classification of the Board of Directors into three classes of directors with staggered terms of office was approved by a vote of 13,528,918 in favor, 3,436,600 against with 40,901 abstentions out of a total of 17,006,419 votes cast.

The nominees for director and subsequently approved by the shareholders were Bradley J. Carver, David W. Dube, Theodore J. Host, and Brian G. R. Hughes. The following table indicates the term expiration dates and the number of votes cast with respect to each candidate, the number of votes in favor and the number of votes withheld.


                        Term        Total        Votes       Votes
Nominee               Expiration  Votes Cast   In Favor    Withheld
-------               ----------  ----------  ----------  ---------
Bradley J. Carver       2004      23,720,527  20,391,801  3,328,726
David W. Dube           2004      23,720,527  20,398,468  3,322,059
Theodore J. Host        2002      23,720,527  20,398,468  3,322,059
Brian G. R. Hughes      2003      23,720,527  20,441,325  3,279,202

     The appointment of Arthur Andersen LLP as auditors for the Company for the fiscal year ended December 31, 2001 was approved by a vote of 23,589,037 in favor, 99,001 against with 32,489 abstentions out of a total of 23,720,527 votes cast.

     The Amendment of the 2000 Stock Incentive Plan to increase the number of shares reserved for issuance by 1,250,000 shares was approved by a vote of 19,938,470 in favor, 3,649,689 against with 132,368 abstentions out of a total of 23,720,527 votes cast.



ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibits


4.1 Certificate of Designations, Preferences and Rights of Series A, Series B and Series C Preferred Stock of SafeScience, Inc.

10.1  Securities Purchase Agreement dated June 22, 2001 between
      SafeScience, Inc. and Elan International Services, Ltd.*

10.2 Subscription, Joint Development and Operating Agreement dated as of June 29, 2001 among Elan Corporation, plc., Elan International Services, Ltd., SafeScience, Inc. and SafeScience Newco, Ltd.*

10.3 SafeScience License Agreement dated as of June 29, 2001 between SafeScience, Inc. and SafeScience Newco, Ltd.*

10.4 Elan License Agreement dated as of June 29, 2001 between Elan Corporation, plc. and SafeScience Newco, Ltd.*

10.5  SafeScience Registration Rights Agreement dated as of
      June 29, 2001 between SafeScience, Inc. and Elan
      International Services, Ltd.*

10.6  SafeScience Newco Registration Rights Agreement dated as of
      June 29, 2001 among SafeScience Newco, Ltd., SafeScience,
      Inc. and Elan International Services, Ltd.*

10.7  Warrant dated July 10, 2001 issued to Elan
      International Services, Ltd.

* Previously filed with the commission as an exhibit to and incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on June 29, 2001


(b)   Reports on Form 8-K.

On April 9, 2001 the Company filed a Current Report on Form 8-K to report the issuance of press releases regarding (i) the appointment of members to its Scientific Advisory Board, (ii) the discontinuation of its consumer and commercial product lines, and (iii) the results of GBC-590 in Phase IIa clinical trials for colorectal cancer.

On May 23, 2001, the Company filed a Current Report on Form 8-K to report the amendment of its license agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute.

On June 18, 2001, the Company filed a Current Report on Form 8-K to report the issuance of press releases regarding (i) the signing of a letter of intent with Elan Corporation, plc to enter into a business venture, and (ii) the receipt of a Nasdaq Staff Determination indicating that the Company failed to comply with the minimum net tangible assets, market capitalization or net income requirement and that its shares were subject to delisting.

On June 29, 2001 the Company filed a Current Report on Form 8-K to report the signing of a securities purchase agreement and joint venture agreements with Elan Corporation, plc. and Elan International Services, Ltd. In addition the Company reported the granting of an exemption by Nasdaq from shareholder approval for the transaction with Elan Corporation, plc. and Elan International Services, Ltd.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of August 2001.
           ----               -----


     SAFESCIENCE, INC.
     (the "Registrant")



     BY:   /s/ Bradley J. Carver
           -----------------------------------------------------
           Bradley J. Carver, CEO, President, Treasurer,
           and a member of the Board of Directors



     BY:   /s/ John W. Burns
           -----------------------------------------------------
           John W. Burns, Senior Vice President, CFO & Secretary



     BY:   /s/ Patrick J. Joyce
           -----------------------------------------------------
           Patrick J. Joyce, Controller, Principal
           Accounting Officer