Form 10-Q
period 2001-09-30
GLYCOGENESY  INC
filed 2001-11-14
CIK 946661

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                  ------------------------------------------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2001.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from:  ______________ to ________________

                   ------------------------------------------
                        Commission file number 0 - 26476
                   ------------------------------------------

                               GLYCOGENESYS, INC.
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

                        YES |X|             NO |_|

The number of shares outstanding of the Registrant's Common Stock, $.01 par value per share, at November 14, 2001 was 29,209,459 shares.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)


                                      INDEX

                                                                            Page
                                                                            ----

Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 2001
              and December 31, 2000 (Unaudited) .......................     2

            Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30, 2001
              and 2000 (Unaudited).....................................     3

            Consolidated Statements of Cash Flows
              for the Nine months ended September 30, 2001
              and 2000 (Unaudited).....................................     4

            Notes to Unaudited Consolidated Financial Statements ......  5-14

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............ 15-31

Part II - Other Information

   Item 2.  Changes in Securities......................................    32

   Item 4.  Submission of Matters to a Vote of Securities Holders......    32

   Item 6.  Exhibits and Report on Form 8-K............................    33

Signatures.............................................................    34

                                                                          Page 2
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                              ASSETS
                                              ------
                                                                          September 30,   December 31,
                                                                              2001            2000
                                                                          ------------    ------------
Current assets:
    Cash and cash equivalents                                             $  2,827,634    $  2,547,353
    Stock subscription receivable                                                   --       2,000,000
    Due from Elan International Services, Ltd.                                 280,887              --
    Prepaid expenses and other current assets                                  314,056         288,134
                                                                          ------------    ------------
      Total current assets                                                   3,422,577       4,835,487
                                                                          ------------    ------------

Property and equipment, at cost:
    Computer, office and laboratory equipment                                  463,693         455,994
    Furniture and fixtures                                                     284,748         281,274
    Motor vehicles                                                              25,026          25,026
                                                                          ------------    ------------
                                                                               773,467         762,294
       Less-accumulated depreciation and amortization                         (428,610)       (324,932)
                                                                          ------------    ------------
                                                                               344,857         437,362
                                                                          ------------    ------------

Other assets:
    Notes receivable - related parties                                              --         128,659
    Restricted cash                                                            108,128         108,128
    Deposits                                                                    79,831         269,481
                                                                          ------------    ------------

      Total other assets                                                       187,959         506,268
                                                                          ------------    ------------

      Total assets                                                        $  3,955,393    $  5,779,117
                                                                          ============    ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
    Accounts payable                                                      $  1,113,641    $  1,360,615
    Accrued liabilities                                                        364,205         797,964
    Net liabilities of discontinued operations                                  76,209         908,571
                                                                          ------------    ------------
      Total current liabilities                                              1,554,055       3,067,150
                                                                          ------------    ------------

Other equity                                                                        --         866,216
                                                                          ------------    ------------

Commitments and contingencies (Note 5)

Stockholders' equity:
    Preferred stock, $.01 par value
     Authorized -5,000,000 shares
      Series A convertible, exchangeable preferred stock, 7,500
       authorized; 4,944.44 and no shares issued and outstanding as of
       September 30, 2001 and December 31, 2000, respectively
       (liquidation value $12,015,000 and $0, respectively)                         49              --
      Series B convertible preferred stock, 6,000 authorized;
       - 0- shares issued and outstanding as of September 30, 2001 and
       December 31, 2000, respectively (liquidation value $1,700 per
       share)                                                                       --              --
      Series C convertible preferred stock, 1,117 authorized;
       1,116.79 and -0- shares issued and outstanding as of September
       30, 2001 and December 31, 2000, respectively                                 11              --
    Common stock, $.01 par value
    Authorized -100,000,000 shares
    Issued and outstanding - 29,183,541 and 23,998,504
      shares at September 30, 2001 and December 31, 2000, respectively         291,835         239,985
    Additional paid-in capital                                              68,533,115      48,243,184
    Stock dividend to be distributed                                           188,948              --
    Note receivable from former officer -Issuance of common stock           (2,675,000)     (2,675,000)
    Accumulated deficit                                                    (63,937,620)    (43,962,418)
                                                                          ------------    ------------
      Total stockholders' equity                                             2,401,338       1,845,751
                                                                          ------------    ------------

      Total liabilities and stockholders' equity                          $  3,955,393    $  5,779,117
                                                                          ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 3
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited


                                              Three Months Ended September 30,  Nine Months Ended September 30,
                                              --------------------------------  -------------------------------
                                                    2001            2000              2001            2000
                                                ------------    ------------      ------------    ------------
Operating expenses:
    Research and development                    $    438,441    $  1,976,539      $  3,165,073    $  3,816,815
    General and administrative                       787,783         942,390         3,170,826       3,068,958
    Restructuring charge (Note 3)                         --        (251,970)         (182,625)      1,478,957
                                                ------------    ------------      ------------    ------------
      Total operating expenses                     1,226,224       2,666,959         6,153,274       8,364,730
                                                ------------    ------------      ------------    ------------

Operating loss                                    (1,226,224)     (2,666,959)       (6,153,274)     (8,364,730)
                                                ------------    ------------      ------------    ------------

Other income (expense):
    Loss in equity of SafeScience Newco, Ltd.    (13,145,604)             --       (13,145,604)             --
    Other expense                                     (6,550)          3,418           (31,330)       (217,587)
    Interest income                                   20,310          53,154            50,247         181,615
                                                ------------    ------------      ------------    ------------
         Total other income (expense)            (13,131,844)         56,572       (13,126,687)        (35,972)
                                                ------------    ------------      ------------    ------------

Loss from continuing operations                  (14,358,068)     (2,610,387)      (19,279,961)     (8,400,702)

Loss from discontinued operations                         --      (1,464,272)         (244,229)     (4,008,554)
                                                ------------    ------------      ------------    ------------
Net loss before preferred stock dividend         (14,358,068)     (4,074,659)      (19,524,190)    (12,409,256)
Accretion of dividend on preferred stock            (188,948)             --          (188,948)             --
                                                ------------    ------------      ------------    ------------
Net loss applicable to common stock             $(14,547,016)   $ (4,074,659)     $(19,713,138)   $(12,409,256)
                                                ============    ============      ============    ============

Basic and diluted net loss per common share:
From continuing operations                      $      (0.50)   $      (0.15)     $      (0.72)   $      (0.48)
                                                ============    ============      ============    ============

From discontinued operations                    $         --    $      (0.08)     $      (0.01)   $      (0.23)
                                                ============    ============      ============    ============

Before preferred stock dividend                 $      (0.50)   $      (0.23)     $      (0.73)   $      (0.71)
Accretion of dividend on preferred stock               (0.01)             --             (0.01)             --
                                                ------------    ------------      ------------    ------------
Net loss applicable to common stock             $      (0.51)   $      (0.23)     $      (0.74)   $      (0.71)
                                                ============    ============      ============    ============

Weighted average number of common
    shares outstanding                            28,860,822      17,928,889        26,595,151      17,567,018
                                                ============    ============      ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 4
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------
Cash flows from operating activities:
    Net loss  before preferred stock dividend                                  $(19,524,190)   $(12,409,256)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Operating expenses paid in common
        stock, options and warrants                                                 701,421         327,383
      Compensation charges related to loan forgiveness                                   --         155,343
      Non-cash compensation                                                         369,452              --
      Reclassification of other equity                                             (866,216)             --
      Equity adjustment in SafeScience Newco, Ltd.                               13,145,604              --
      Provision for loss on loans to related parties                                     --         325,000
      Depreciation and amortization                                                 103,678         144,013
      Changes in assets and liabilities:
           Accounts receivable                                                           --         (95,588)
           Inventory                                                                     --        (305,713)
           Due from Elan International Services, Ltd.                              (280,887)             --
           Prepaid expenses and other current assets                                (25,922)       (287,210)
           Accounts payable                                                        (246,974)      1,580,217
           Accrued liabilities                                                     (433,759)        492,339
           Net liabilities of discontinued operations                              (832,362)             --
                                                                               ------------    ------------
             Net cash used in operating and discontinued activities              (7,890,155)    (10,073,472)
                                                                               ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                              (11,173)       (137,848)
    Deposits                                                                        189,650              --
    Loans to related parties                                                        128,659          16,681
                                                                               ------------    ------------
             Net cash provided by (used in) investing activities                    307,136        (121,167)
                                                                               ------------    ------------

Cash flows from financing activities:
    Proceeds from sale of common stock, net of issuance costs                     7,863,300      10,496,045
                                                                               ------------    ------------
                Net cash provided by financing activities                         7,863,300      10,496,045
                                                                               ------------    ------------

Net increase in cash and cash equivalents                                           280,281         301,406

Cash and cash equivalents, beginning balance                                      2,547,353       3,377,067
                                                                               ------------    ------------

Cash and cash equivalents, ending balance                                      $  2,827,634    $  3,678,473
                                                                               ============    ============

Supplemental disclosure of non-cash investing and financing activities:
    Purchase of common and preferred stock of SafeScience Newco, Ltd.          $ 12,015,000    $         --
                                                                               ============    ============
    Series A preferred stock issued for investment in SafeScience Newco, Ltd   $ 12,015,000    $         --
                                                                               ============    ============
    Accretion of dividend on preferred stock                                   $    188,948    $         --
                                                                               ============    ============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $     20,099    $         --
                                                                               ============    ============
    Exchange of common stock for notes receivable                              $         --    $    272,000
                                                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                                          Page 5
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


(1) Organization and Summary of Significant Accounting Policies

(a) Organization

GlycoGenesys, Inc. (formerly known as SafeScience, Inc.), (the Company) is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds. The Company's lead drug candidate, GBC-590, a potential treatment for multiple forms of cancer, is in Phase II clinical trials for pancreatic cancer and recently completed Phase II clinical trials for colorectal cancer. While the Company also develops agricultural products it continues to seek strategic alternatives, including the sale of its agricultural products business area. The Company's near term objective is to continue to proceed through the various phases of United States Food and Drug Administration (FDA) clinical trials for GBC-590 and build its therapeutics pipeline.

On July 10, 2001, the Company closed on a collaborative transaction with Elan Corporation, plc, ("Elan") an Irish company, and its subsidiary, Elan International Services, Ltd. ("EIS"). As part of the transaction, EIS and the Company formed a Bermuda corporation, SafeScience Newco, Ltd., to develop GBC-590 in the field of oncology. The Company owns all of the common stock and 60.2% of the non-voting preferred shares of SafeScience Newco, Ltd. and EIS owns 39.8% of the non-voting preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and EIS owns 19.9%. As part of the transaction, Elan and the Company entered into license agreements under which the Company licensed to SafeScience Newco, Ltd. rights to the GBC-590 compound and Elan licensed to SafeScience Newco, Ltd. proprietary drug delivery technology.

As part of the transaction, EIS also purchased 2,700,000 shares of the Company's common stock ("Common Stock"), 1,116.79 shares of the Company's Series C non-voting convertible preferred stock ("Series C Preferred Stock") and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. Each share of Series C Preferred Stock is convertible into one thousand shares of Common Stock.

EIS also purchased 4,944.44 shares of the Company's Series A convertible exchangeable non-voting preferred stock ("Series A Preferred Stock") at $2,430 per share, for a total of $12,015,000. Each share of Series A Preferred Stock is convertible into one thousand shares of common stock. The Company contributed to SafeScience Newco, Ltd. the proceeds from the issuance of the Series A Preferred Stock to Elan in exchange for securities of SafeScience Newco, Ltd. EIS also contributed $2,985,000 to SafeScience Newco, Ltd. for its shares of preferred stock of SafeScience Newco, Ltd. In addition, Elan granted SafeScience Newco, Ltd. a license to Elan's proprietary drug delivery technology for a license fee of $15,000,000.

                                                                          Page 6
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


The Series A Preferred Stock bears a mandatory stock dividend of 7%, compounded annually. The Series A Preferred Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the initial amount of combined common and preferred stock of SafeScience Newco, Ltd. After July 10, 2003, the Series A Preferred Stock is convertible by EIS into shares of the Company's Common Stock at the rate of $2.43 per share. If the Series A Preferred Stock is outstanding as of July 10, 2007, the Company will exchange the Series A Preferred Stock and accrued dividends, at its option, for either cash or shares of common stock of the Company having a then fair market value of the amount due.

EIS and the Company intend to fund SafeScience Newco, Ltd. pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of SafeScience Newco, Ltd. Subject to mutual agreement, EIS will purchase up to $9,612,000 of Series B Preferred Stock to provide the Company with funds for its pro rata share of development funding for SafeScience Newco, Ltd.

For financial reporting purposes, the value initially recorded as the Company's investment in SafeScience Newco, Ltd. is the same as the fair value of the Series A Preferred Stock issued, which was $12,015,000. The technology obtained by SafeScience Newco, Ltd. from Elan was expensed at inception because the feasibility of using the contributed technology in conjunction with GBC-590 had not been established and SafeScience Newco, Ltd. had no alternative future use for the contributed technology.

While the Company owns 80.1% of the outstanding stock of SafeScience Newco, Ltd., EIS has retained significant minority investor rights, including 50% control of the management committee which oversees the GBC-590 program, that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, the Company does not consolidate the financial statements of SafeScience Newco, Ltd., but instead accounts for its investment in SafeScience Newco, Ltd. under the equity method of accounting. Net losses of SafeScience Newco, Ltd. will be recognized by the Company at its 80.1% interest to the extent of the Company's investments, advances and commitments to make future investments in or advances to SafeScience Newco, Ltd. During both the three months and nine months ended September 30, 2001, the Company's equity in loss of SafeScience Newco, Ltd. was $13,145,604, which consisted of the Company's 80.1% share of immediate write-off at inception of the contributed technology by Elan to SafeScience Newco, Ltd. and SafeScience Newco's operating expenses of approximately $1,411,491 for the nine months ended September 30, 2001. The difference of $280,887 is carried on the balance sheet as due from EIS. SafeScience Newco, Ltd. is a development stage company with no revenue.

GlycoGenesys, Inc. was formed in 1992 and has two wholly-owned subsidiaries:
International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products related to two major areas of

                                                                          Page 7
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


disease: cancer and fungal infections. SafeScience Products, Inc. focuses on developing agricultural products some of which are also based upon carbohydrate chemistries. These products were either licensed from or jointly developed with third parties (Note 5). GlycoGenesys, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

As of September 30, 2001, the Company has an accumulated deficit of $63,938,000. In the Annual Report on Form 10-K for December 31, 2000, the Company reported that its financial statements were subject to issues about its ability to continue as a going-concern. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. On July 10, 2001 the Company completed a business venture in a series of transactions with Elan and EIS which included the purchase by EIS of $17,015,000 of the Company's securities, of which $12,015,000 was used to license technology from Elan, and provided future funding, subject to conditions, for the Company's portion of the research and development costs of GBC-590 in the field of oncology in the amount of $9,612,000. As a result of this event, the Company believes that funding from EIS combined with its existing funds will be sufficient to fund its expenses and capital requirements as currently planned into the second quarter of 2002.

Principal risks to the Company include the successful development and marketing of human therapeutic products to obtain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies, clearance and regulation, dependence on key individuals and competition from substitute products and larger companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" for additional risks the Company faces.

(b) Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As previously noted, the Company's 80.1% interest in SafeScience Newco, Ltd. is accounted for under the equity method. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(c) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include disclosures associated with the annual financial

                                                                          Page 8
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

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

(f) Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents at September 30, 2001 were $2,827,634, including $2,809,994 held by a single bank. Of that amount $2,409,729 was in an overnight investment account, which reinvests daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

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

(i) Net Loss Per Share

                                                                          Page 9
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


The Company applies Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at September 30, 2001 and 2000 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be antidulitive for the periods presented. At September 30, 2001 and 2000, there are 5,676,508 and 302,754 warrants outstanding, respectively, with a weighted average exercise price of $2.78 and $14.60, respectively, and 1,134,642 and 921,685 stock options outstanding, respectively, with a weighted average exercise price of $5.60 and $7.96, respectively, which were omitted from earnings per share calculations, and 6,061,230 shares issuable upon conversion of outstanding preferred stock.

(j) Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The comprehensive loss is the same as reported net loss for all periods presented.

(k) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. Due to the discontinuation of its consumer and commercial products business, the Company operates in one segment.

(l) Concentrations of Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash

                                                                         Page 10
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


equivalents primarily with a single financial institution, which invests in investment-grade securities.

(2) STOCKHOLDER'S EQUITY

(a) Private Placement Offerings

On August 27, 2001 and October 11, 2001, the Company sold an aggregate of 470,370 shares of its common stock and warrants to purchase 235,186 shares of common stock resulting in proceeds to the Company of approximately $593,000, net of approximately $42,000 of placement fees. The common stock was sold at a price of $1.35 per share. The warrants have an exercise price of $1.90 per share and have a term of 5 years.

On July 10, 2001, the Company closed a business venture with Elan and EIS. As part of the transaction, EIS and the Company formed a Bermuda exempted limited liability company, SafeScience Newco, Ltd., to further advance GBC-590. The Company owns all of the common stock and 60.2% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. and EIS owns 39.8% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting convertible preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and EIS owns 19.9%.

As part of the transaction, EIS also purchased 2,700,000 shares of Common Stock, 1,116.79 shares of Series C Preferred convertible into 1,116,790 shares of Common Stock after two years, and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. EIS also purchased 4,944.44 shares of Series A Preferred Stock for $12,015,000. The Series A Preferred Stock bears a 7% mandatory stock dividend. The Series A Preferred Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the fully-diluted equity interest in SafeScience Newco, Ltd. The Series A Preferred Stock is redeemable by the Company, if still outstanding on July 10, 2007, at its option, for either cash or shares of Common Stock of the Company at their fair market value at the time of redemption. The proceeds from the issuance of the Series A Preferred Stock were used by the Company to purchase its equity interest in SafeScience Newco, Ltd. Consequently, the value assigned to the Company's investment in SafeScience Newco, Ltd. is the same as the value of the Series A Preferred Stock issued, which was approximately $12,015,000. In connection with this transaction the Company recorded $262,064 as a beneficial conversion charge representing the current value of the pro rata portion of the warrant to purchase 381,679 shares at $2.43 per share.

Upon mutual agreement, EIS and the Company will fund SafeScience Newco, Ltd.'s research and development according to their respective equity holdings in SafeScience Newco, Ltd. Subject to mutual agreement, EIS will purchase from the Company up to $9.612 million of the

                                                                         Page 11
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


Company's Series B convertible preferred stock ("Series B Preferred Stock"), which bears a 7% dividend payable-in-kind and is convertible into Common Stock. The Company will utilize the proceeds of the sale of Series B Preferred Stock to fund its portion of SafeScience Newco, Ltd.'s research and development costs.

On July 19, 2001, the SEC Staff made an announcement, Topic No. D-98, which will require that certain equity instruments that have liquidation features similar to redemption features be reclassified as other equity. If the current terms of the Series A Preferred stock remain in effect, this announcement is to be applied retroactively in the Company's fourth quarter 2001, by restating the financial statements of prior periods and reclassifying out of equity the liquidation value of the Series A Preferred Stock.

(b) Stock Grants and Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Company's Compensation Committee. During the nine months ended September 30, 2001 and 2000, the Company issued 197,248 and 560,391 shares of common stock, respectively, and recorded charges to operations of $96,093 and $597,522 relating to those issuances of common stock. During the nine months ended September 30, 2001, the Company granted options to purchase 425,629 shares of common stock and recorded charges to operations of $296,952 relating to these issuances.

The following table summarizes all stock option activity to employees and consultants for services for the nine months ended September 30, 2001.

------------------------------------------------------------------------
                             Stock Options
------------------------------------------------------------------------
                                   Number of      Weighted Average
------------------------------------------------------------------------
                                   Shares         Price Per Share
------------------------------------------------------------------------
Balance December 31, 2000          1,147,056         $6.44
------------------------------------------------------------------------
Granted                              425,629          0.72
------------------------------------------------------------------------
Exercised                           (188,900)         0.01
------------------------------------------------------------------------
Cancelled                           (249,143)         5.34
                                   ---------      --------
------------------------------------------------------------------------
Balance September 30, 2001         1,134,642         $5.60
------------------------------------------------------------------------

(c) Warrants

The following table summarizes all warrant activity for the nine months ended September 30, 2001.

                                                                         Page 12
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


------------------------------------------------------------------------
                               Warrants
------------------------------------------------------------------------
                                  Number of       Weighted Average
------------------------------------------------------------------------
                                  Shares          Exercise
------------------------------------------------------------------------
                                                  Price Per Share
------------------------------------------------------------------------
Balance December 31, 2000         2,665,104          $4.02
------------------------------------------------------------------------
Granted                           3,740,849           1.37
------------------------------------------------------------------------
Exercised                          (729,445)          0.00
                                  ---------       --------
------------------------------------------------------------------------
Balance September 30, 2001        5,676,508          $2.78
                                  =========       ========
------------------------------------------------------------------------

(3) RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce its size and realign its organization to conform with strategic changes. The major component of the restructuring relates to the elimination of approximately eight employees across the following functions: sales and marketing (six), general and administrative (one) and research and development
(one). Components of the charge include severance and other related expenses. The initial amount of the estimated restructuring was $1,731,000, which was reduced by $252,000 and $182,625 during the quarters ended September 30, 2000 and March 31, 2001, respectively, by revisions to certain estimates based upon actual costs incurred. At September 30, 2001, approximately $286,000 of accrued restructuring charges remained, which are comprised of severance costs related to an employment contract which expires in June 2002. Approximately $371,000 of the expense has been paid by the issuance of common stock. The total cash impact of the restructuring is expected to amount to approximately $925,000. The total cash paid as of September 30, 2001, was approximately $639,000 and the remaining amounts will be paid through June 2002.

(4) DISCONTINUED OPERATIONS

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of its consumer and commercial product business areas on February 23, 2001, and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 2000 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company had recorded a reserve in the amount of $1,750,000 which included approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value, and a liability of approximately $767,000 to accrue for the cost of closing the operations. During the quarters ended March 31 and June 30, 2001, the Company recorded additional charges of $186,629 and $57,600, respectively, to reflect additional consulting expenses and rental expense related to surplus office space.

                                                                         Page 13
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


(5) LICENSING AGREEMENTS

On January 26, 2001, SafeScience executed an agreement, which has been amended on May 14 and November 7, 2001, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants an exclusive world-wide license to SafeScience to patents and patent applications related to "GBC-590 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing patent portfolio which consolidates the rights to all of the parties' existing GBC-590 intellectual property within SafeScience. Pursuant to this agreement, GlycoGenesys made an initial payment of $300,000 upon signing the agreement and is required to make up to an additional $1,635,000 in license payments at the rate of 6% of cash raised through the sale of securities of the Company. If at least $16,510,000 has been raised, the Company becomes liable for the unearned balance of the $1,635,000 and has six months to pay such balance. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. To date the Company has raised $6,510,000 and paid license fees of $293,750 and owes license fees of $96,850.

The Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 that vest in quarterly installments over two years. During the nine months ended September 30, 2001, the Company recorded an expense of $651,273 related to warrants which vested under this agreement and expense of $323,750 in payment of the 6% amount due on sales of securities. On November 7, 2001, the Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 125,000 shares of common stock at $1.15 that vest through January 26, 2003. The expenses associated with this issuance will be recorded in the fourth quarter of 2001.

In order to maintain its rights under this agreement, the Company must comply with certain milestones concerning the licensed products as well as raise at least $16,510,000 cumulatively from January 26, 2001 through August 15, 2002.

In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GBC-590.

(6) RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Pursuant to SFAS No. 137, Accounting for Derivative

                                                                         Page 14
                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 has not had a material impact on its financial results or financial position.

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

Overview

GlycoGenesys, Inc. is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds. The Company's lead drug candidate GBC-590, a potential treatment for multiple forms of cancer, is in Phase II clinical trials for pancreatic cancer and recently completed Phase II clinical trials for colorectal cancer. In July 2001, the Company formed a joint venture with Elan Corporation, plc ("Elan") to advance GBC-590 in the field of oncology. While the Company also develops agricultural products, it continues to seek strategic alternatives, including the sale, of its agricultural products business area. The Company's near term objective is to continue to proceed through the various phases of United States Food and Drug Administration (FDA) clinical trials for GBC-590 and to continue to pursue Federal and state registration of its agriculture products and seek alternatives, including sale, for its agricultural products business area.

GlycoGenesys, Inc.

GlycoGenesys conducts its business through two wholly-owned subsidiaries:
International Gene Group, Inc. and SafeScience Products, Inc.

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

The Company believes that GBC-590 has the potential for therapeutic effect on multiple cancer types (i.e. colorectal, prostate, pancreatic, breast and liver) because the target for GBC-590 on the cancer cells is Galectin-3 which is over expressed on all these cancer types. GBC-590 is delivered intravenously.

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

On March 23, 2001, the Company announced that GBC-590 demonstrated positive clinical activity in colorectal cancer patients in the recently completed Phase IIa clinical trial. Specifically, five of 23 patients showed tumor stabilization for periods of two to six months before disease state progression was observed, with one of the five patients showing a period of tumor shrinkage. On July 23, 2001, we announced the completion of patient enrollment for our Phase II pancreatic cancer clinical trial. Based on this promising early data, and the fact that higher doses of GBC-590 than administered in the Phase IIa colorectal and pancreatic trials have already been tested in animals, with no dose limiting toxicity observed, a Phase I dose escalation trial to include colorectal and potentially other types of cancer patients is planned to begin in late 2001. In addition, a Phase II dose escalation trial with GBC-590 in combination with a standard cancer therapy is planned to begin in the first quarter of 2002 and will enroll pancreatic cancer patients. These dose escalation trials may enroll up to 75 cancer patients separated into multiple groups, each receiving a different dose level of GBC-590. Assuming the results of these dose escalation trials support an expanded Phase II/III pivotal clinical trial for pancreatic cancer, the Company intends to initiate such a trial late in 2002 or early 2003. In connection with this trial the Company intends to seek fast track designation from the FDA which would enable the Company to seek accelerated approval for GBC-590 for the treatment of pancreatic cancer. There can be no assurances at present that intravenous injection of GBC-590 will prove effective in reducing or eliminating the spread of cancer in humans, be safe at higher doses or that accelerated or other approval will be granted by the FDA.

On September 19, 2001, we announced that we entered into a sponsored research agreement with the Massachusetts Institute of Technology (MIT). The research conducted by MIT will focus on an expanded analysis of GBC-590 and identification of other compounds with promising biochemical and pharmaceutical activity.

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

On February 15, 2001, the Company received notice of unconditional registration from the United States Environmental Protection Agency's Office of Pesticide Programs, Biopesticides and Pollution Prevention Division for its Elexa-4 Plant Defense Booster. Elexa-4 is an effective non-toxic treatment against fungal pathogens such as powdery mildew and boytrytis on grapes, and powdery mildew and gray mold on strawberries, as well as, a variety of additional crops. Elexa-4 works by stimulating the plants own natural defense system to defend against attack by diseases. On June 8, 2001 conditional registration by the State of California was received for use as a fungicide for various diseases on grapes, strawberries and greenhouse and nursery roses. We have received state registration in California and other states and filed for registration in other states for Elexa-4. Modest resources have been allocated to our agricultural products business while the Company seeks alternatives, including its sale.

Discontinued Operations

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company's consumer, commercial and agriculture business areas. The Company terminated operations of its consumer and commercial product business areas on February 23, 2001 and began the process of liquidating all assets and liabilities pertaining to those operations. Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and has reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company has recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations. The net losses of the discontinued operations are included in the statements of operations under discontinued operations. During the quarter ended June 30, 2001, the Company recorded an additional charge of $57,600 to reflect additional rental expense related to surplus office space.

Results of Operations: Three months ended September 30, 2001 versus September 30, 2000

      Research and development costs decreased from $1,976,539 for the three months ended September 30, 2000, to $438,441 for the three months ended September 30, 2001, a decrease of $1,538,098, or 77.8%. This decrease is primarily attributable to the recording of GBC-590 related research and development costs to SafeScience Newco, Ltd. in the amount of $1,354,790 under the terms of the joint venture agreement, 80.1% of which is included in the "Loss in equity of SafeScience Newco Ltd.", and a reduction in GBC-590 development expenditures partially offset by $475,249 expensed under the terms of the licensing agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute.

      General and administrative expenses decreased from $942,390 for the three months ended September 30, 2000, to $787,783 for the three months ended September 30, 2001, a decrease of $154,607, or 16.4%. This decrease is primarily attributable to a reduction of expenditures for professional services and expenses billed to SafeScience Newco, Ltd. in the amount of $56,700 under the terms of the joint venture agreement, 80.1% of which is included in the "Loss in equity of SafeScience Newco Ltd."

      Interest income decreased from $53,154 for the three months ended September 30, 2000, to $20,310 for the three months ended September 30, 2001, a decrease of $32,844, or 61.8%. This decrease is attributable to a decrease in cash available for temporary investment.

      The loss in equity of SafeScience Newco, Ltd. is attributable to the write off of 80.1% of the license fee of $15,000,000 paid to Elan International Services Ltd. and 80.1% of expenses of $1,411,491 billed to EIS during the quarter ended September 30, 2001.

Results of Operations: Nine months ended September 30, 2001 versus September 30, 2000

      Research and development costs decreased from $3,816,815 for the nine months ended September 30, 2000, to $3,165,073 for the nine months ended September 30, 2001, a decrease of $651,742, or 17.1%. This decrease is primarily attributable to the billing of costs to SafeScience Newco, Ltd. in the amount of $1,354,790 under the terms of the joint venture agreement, 80.1% of which is included in the "Loss in equity of SafeScience Newco Ltd.", and a reduction in agriculture research and development expenses mostly offset by $1,275,025 expensed under the terms of the licensing agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute.

      General and administrative expenses increased from $3,068,958 for the nine months ended September 30, 2000, to $3,170,826 for the nine months ended September 30, 2001, an increase of $101,868, or 3.3%. This increase is primarily attributable to professional fees to third-parties and non-cash compensation recorded in connection with the issuance of stock options partially offset by office service expenses and expenses billed to SafeScience Newco, Ltd. in the amount of $56,700 under the terms of the joint venture agreement, 80.1% of which is included in the "Loss in equity of SafeScience Newco Ltd."

      Interest income decreased from $181,615 for the nine months ended September 30, 2000, to $50,247 for the nine months ended September 30, 2001, a decrease of $131,368, or 72.3%. This decrease is attributable to a decrease in cash available for temporary investment.

      The loss in equity of SafeScience Newco, Ltd. is attributable to the write off of 80.1% of the license fee of $15,000,000 paid to Elan International Services Ltd. and 80.1% of expenses of $1,411,491 billed to EIS during the quarter ended September 30, 2001.

Liquidity and Capital Resources

      For the nine months ended September 30, 2001, the Company's operations utilized cash of approximately $7,890,000 primarily to fund its operating loss and loss on discontinued operations. The Company also invested $12,015,000 in the preferred stock and common stock of SafeScience Newco, Ltd and $11,173 in fixed asset purchases. The uses of cash were partially offset by equity financings, which resulted in net proceeds of approximately $7,863,300 to the Company during the nine months ended September 30, 2001. We are pursuing additional funds through sales of our securities and through potential partnering arrangements with pharmaceutical or mature biotechnology companies.

      As of September 30, 2001, the Company's accumulated deficit was approximately $63,938,000 and cash balances were $2,827,634.

      On July 10, 2001 the Company and Elan Corporation, plc, ("Elan"), and Elan International Services, Ltd. ("EIS") completed a business venture in a series of transactions which included the purchase by EIS of $17,015,000 of the Company's securities, of which $12,015,000 was used to license technology from Elan, and provided future funding, subject to conditions, for the Company's portion of the research and development costs of GBC-590 in the field of oncology in the amount of $9,612,000.

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

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. We do not expect the adoption of these statements to have a material impact on our consolidated financial position or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) issued 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock", which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity and no fair value adjustments are required. In accordance with EITF 00-19, the Company had determined that the outstanding adjustable warrant, as of December 31, 2000, which required the issuance of 729,445 shares of the Company's common stock should be designated as temporary equity. Under the transition rules of EITF 00-19, the Company is required to record as temporary equity as of December 31, 2000, the intrinsic value of the warrants outside of stockholders' equity. As of December 31, 2000, the Company had reclassified the intrinsic value of the warrants of $866,216 to temporary equity from additional paid-in capital. As of December 31, 2000, these warrants had a fair value of approximately $866,216. On February 5, 2001, the Company issued 729,445 shares of common stock in satisfaction of the warrants and reclassified the temporary equity to additional paid-in capital.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 supersedes Accounting Principles Board Opinion No. 16, Business Combinations and is applicable for all business combinations initiated after June 30, 2001. The most significant provisions of SFAS 141 require (a) the application of the purchase method of accounting for all business combinations; (b) the establishment of specific criteria for the recognition of intangible assets separately from goodwill; and
(c) unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS 142 supersedes APB No. 17, Intangible Assets and will be effective for the Company's fourth quarter ending December 31, 2001. The most significant provisions of SFAS 142 provide (a) goodwill and indefinite-lived intangible assets will no longer be amortized; (b) goodwill and intangible assets deemed to have an indefinite life will be tested at least annually for impairment; and (c) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company believes that the effects of adopting SFAS 142 will not have a material effect on the Company's financial position or results of operations.

On July 19, 2001, the SEC Staff made an announcement, Topic No. D-98, which will require that certain equity instruments that have liquidation features similar to redemption features be reclassified as other equity. If the current terms of the Series A Preferred Stock remain in effect, this announcement is to be applied retroactively in the Company's fourth quarter 2001, by restating the financial statements of prior periods and reclassifying out of equity the liquidation value of the Series A Preferred Stock.

Market Risk

The Company is not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of September 30, 2001, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company is exposed to market risk related to changes in interest rates which could positively or negatively affect results of operations. The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2001, the fair value of the portfolio would decline by an immaterial amount.

Certain Factors That May Affect Future Results

THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING GLYCOGENESYS, INC. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT IT CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR ITS BUSINESS OPERATIONS.

IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF THE COMPANY'S COMMON STOCK COULD DECLINE.

We have experienced significant operating losses throughout our history, we expect these losses to continue and we may not achieve profitability in the future

We began operations more than eight years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we only generated $2,723,000 from product sales. On February 23, 2001, we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years if at all. We have incurred approximately $63.9 million of losses since our inception, including $17.3 million in the year ended December 31, 2000, and $19.7 million for the nine months ended September 30, 2001. Extensive operating losses can be expected to continue for the foreseeable future.

Our products are still in development, there are uncertainties associated with research and development activities and we may be unable to bring these products to market

Our proposed products require further research, development, laboratory testing, regulatory approval and/or demonstration of commercial scale manufacturing before they can be proven to be commercially viable. The products are in the development stage and are subject to the risks inherent in the development of new products. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during testing to be ineffective, or unsafe, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research, development, testing and/or regulatory approval process for our proposed products will be completed. Our product development efforts may be unsuccessful, required regulatory approvals from U.S. or foreign authorities may not be obtained, and products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

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

We may not be able to obtain additional funding when needed, which could reduce our ability to fund or expand operations

We believe that our existing funds, together with additional capital we may receive from EIS, are sufficient to fund our operating expenses and capital requirements into the second quarter of 2002. We are pursuing additional funds through sales of our securities and may seek funds in conjunction with the in-licensing of additional bio-pharmaceutical products. Additional equity financing may result in dilution to our shareholders. The resale of our common stock by selling stockholders may negatively affect our ability to obtain financing. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing on favorable terms, we may be unable to fund or expand our operations or we may only be able to fund or expand our operations on terms that adversely affect our financial condition. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys.

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

We expect to remain dependent on collaborations with third parties for the development of new products.

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

Our future prospects are heavily dependent on the results of GBC-590

While we have more than one product in development, we do not have a wide array of products which we are developing. Most of our attention and resources are directed to the development of GBC-590. If GBC-590 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, GlycoGenesys will be materially adversely effected.

The development of GBC-590 is not in our exclusive control and is jointly determined with Elan and EIS.

We are developing GBC-590 through collaboration with Elan and EIS. SafeScience Newco, Ltd. is a company that we formed and jointly own with EIS to develop GBC-590 in the field of oncology. We own 80.1% and EIS owns 19.9% of SafeScience Newco, Ltd. Despite our majority ownership of SafeScience Newco, Ltd., we do not fully control the development activities regarding GBC-590, because we need the consent of EIS for material development decisions regarding GBC-590. As a result, development of GBC-590 will depend on our ability to negotiate development issues with EIS.

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

If our products are not accepted by medical and agricultural communities our business will suffer

Our focus is primarily pharmaceuticals and to a lesser extent agricultural products. Commercial sales of our proposed products in these areas will substantially depend upon the products' efficacy and on their acceptance by the medical and agricultural communities. Widespread acceptance of our products will require educating the medical and agricultural communities as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

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

We face intense competition and rapid technological changes in the markets in which we compete, and our failure to successfully compete or adapt to changing technology could make it difficult to acquire and retain customers

Many companies, including large pharmaceutical, biotechnology and agricultural concerns, universities and other research institutions, with financial resources and research and development staffs and facilities substantially greater than ours, may develop or attempt to develop products that compete with our products. These companies may have the ability to devote far greater resources to researching, developing and marketing their products than we are able to do. In addition, the biotechnology industry is one in which technological change is extremely rapid. Our ability to anticipate changes in technology and industry standards together with regulatory changes and to successfully develop and introduce new and enhanced products on a timely basis will be significant factors in our ability to grow and remain competitive. Any products which we do develop may become technologically obsolete before we have had the ability to realize significant revenues or profits.

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

Reimbursement procedures and future healthcare reform measures are uncertain and may adversely impact our ability to successfully sell any pharmaceutical product

Our ability to successfully sell any pharmaceutical product will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients for the costs of future pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

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

Our growth may be limited if we are unable to retain and hire additional qualified personnel as necessary

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. At present, we employ approximately 11 full-time employees and one part time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J. Carver, our President, CEO and a director, John
W. Burns, our Senior Vice President and Chief Financial Officer and Brian G.R. Hughes, Chairman of the Board, and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of November 8, 2001 there were outstanding options to purchase 1,134,642 shares of common stock, at a weighted average exercise price of $5.60 per share and warrants to purchase 5,676,508 shares of common stock at a weighted average price of $2.78 per share. Moreover, we may in the future issue additional shares and warrants to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of current shareholders.

In July 2001, in connection with a business venture and financing transaction, we sold to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. Each share of our Series A preferred stock and Series C preferred stock is presently convertible after July 10, 2003 into 1,000 shares of our common stock. The Series A preferred stock bears a 7% dividend payable in Series A preferred stock, which compounds annually. Accordingly, a total of 6,442,909 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A preferred stock. This amount of shares represents 22.5% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition EIS may purchase up to 5,654.1176 shares of our Series B convertible non-voting preferred stock in the future. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock which compounds annually. A total of 5,654,118 shares of common stock could be issued to EIS assuming the purchase of all the Series B preferred stock but not including any dividends to be issued on the Series B preferred stock.

We must comply with the listing requirements of the Nasdaq SmallCap Market or our common stock may decline and its liquidity would be adversely affected

Our common stock could be delisted from The Nasdaq Stock Market:

      o if the bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days;

      o If our market capitalization falls below $35 million and we have less than (A) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or (B) $2,500,000 in equity; or

      o if the value of our common stock held by our stockholders (other than our directors, executive officers and 10% stockholders) is less than $1,000,000.

The minimum bid price requirement and the requirement that common stock held by non-affiliates have a minimum value of $1,000,000 have been suspended by Nasdaq until January 2, 2002. On November 1, 2002, the $2,000,000 net tangible assets test will no longer be a listing requirement and will be replaced by the requirement to have no less than $2,500,000 in equity. There are other quantitative and qualitative criteria of the Nasdaq SmallCap Market which if not met could lead to delisting of our common stock.

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

If a significant number of shares become available for sale our stock price could decline

Many shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The possible sale of these restricted shares may, in the future, increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

Because our current management controls a significant percentage of our common stock, they have substantial control over us

The holders of the common stock do not have cumulative voting rights. Two of our directors, one of whom is an executive officer of GlycoGenesys, own approximately 12% collectively of the outstanding shares of common stock. These stockholders can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. One of the conditions of the transactions between us, Elan and EIS requires that we expand our board of directors to six members on the next regularly scheduled stockholder's meeting at which time EIS will be entitled to appoint one director. At such time members of the board of directors and their affiliates shall own approximately 21% of the outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS were to have converted or exercised all of our securities held by it, the members of our board of directors and their affiliates would own approximately 36% of the outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversation of securities held by EIS. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

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

In addition, the stock market has, from time to time, experienced extreme price fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Current market conditions are particularly unstable and there is a large degree of uncertainty at this time. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could negatively impact the price of our common stock.

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

Part II - Other Information

Item 2. Changes in Securities

(a) At a special meeting of the Company's stockholders, an amendment to the Company's Articles of Incorporation was approved which enabled the Company to grant preemptive rights to holders of its capital stock. Prior to such amendment, the Company's Articles of Incorporation prohibited stockholders from possessing preemptive rights. This amendment allows the Company to grant to certain stockholders, in its discretion, the right to participate in securities offerings by the Company so that such stockholder maintains its pro rata equity interest in the Company.

(c) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended September 30, 2001.

      On July 10, 2001, the Company sold to an accredited investor (i) 2,700,000 shares of common stock, (ii) 1,116.79 shares of convertible Series C preferred stock and (iii) a warrant exercisable for five years to purchase 381,679 shares of common stock at an exercise price of $2.43 per share for aggregate consideration of $5,000,000. In addition, the Company also sold to that accredited investor 4,944.44 shares of convertible exchangeable Series A preferred stock for aggregate consideration of $12,015,000. These securities were sold in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

      During August 2001, the Company sold to three accredited investors 444,444 shares of common stock and warrants exercisable for five years to purchase 222,223 shares of common stock at an exercise price of $1.90 per share for aggregate consideration of $600,000. These securities were sold in reliance upon the exemption from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Securities Holders

On October 31, 2001, the Company held a Special Meeting of Stockholders. Two items were voted upon: (1) an amendment of the Articles of Incorporation to change the name of the Company to GlycoGenesys, Inc. and (2) an amendment of the Articles of Incorporation to remove the prohibition on the granting of preemptive rights.

The proposed amendment of the Articles of Incorporation to change the name of the Company to GlycoGenesys, Inc. was approved by a vote of 22,902,921 in favor, 3,084,555 against with 34,616 abstentions out of a total of 26,022,092 votes cast.

The proposed amendment of the Articles of Incorporation to remove the prohibition on the granting of preemptive rights was approved by a vote of 16,433,801 in favor, 3,202,986 against with 61,568 abstentions out of a total of 19,698,355 votes cast.


Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits

      4.1 Certificate of Amendment to the Articles of Incorporation of the Company filed on October 31, 2001.

      10.1 Amendment No. 2 dated November 7, 2001, to the License Agreement by and among the Company, Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

(b) Reports on Form 8-K.

On July 12, 2001 the Company filed a Current Report on Form 8-K to report the issuance of its unaudited pro forma balance sheet as of May 31, 2001 and unaudited pro forma income statement of operations for the five months ended May 31, 2001 to reflect the transactions involved in the business venture completed on July 10, 2001 with Elan Corporation, plc and Elan International Services, Ltd., as if they had occurred on May 31, 2001.

On July 13, 2001 the Company filed a Current Report on Form 8-K/A to amend and restate in its entirety item 7 of the unaudited balance sheet to reflect corrections regarding the Company's Series C convertible preferred stock.

On September 21, 2001, the Company filed a Current Report on Form 8-K to report the issuance of a press releases regarding the signing of a sponsored research agreement with the Massachusetts Institute of Technology for expanded analysis of GBC-590 and identification of other compounds with promising biochemical and pharmaceutical activity.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November 2001.


      GLYCOGENESYS, INC.
      (the "Registrant")



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