Form 10-K
period 2001-12-31
GLYCOGENESYS  INC
filed 2002-04-16
CIK 946661

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ________.

                         Commission file number 0-26476
                               GLYCOGENESYS, INC.
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

This Annual Report on Form 10-K contains unaudited financial statements for the year ended December 31, 2001 in lieu of audited financial statements for such period because the Company elected not to have Arthur Andersen LLP issue a manually signed audit report in respect of the Company's financial statements for the year ended December 31, 2001 in reliance on Securities and Exchange Release No. 34-45589. Please see additional information regarding the Company's unaudited financial statements for the year ended December 31, 2001 in Item 8 hereto.

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

         YES      [X]     NO        [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value at April 12, 2002 of the voting stock of the Registrant held by non-affiliates (based on the closing price of $1.40_on the Nasdaq SmallCap market on that date) was approximately $31,360,000.

The number of shares outstanding each of the Registrant's classes of common stock, as of April 12, 2002 was 37,064,044.

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

ITEM 1. BUSINESS

Overview

GlycoGenesys, Inc. (the "Company," formerly known as SafeScience, Inc.) is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds and related technologies. The Company's lead drug candidate GCS-100 (formerly known as GBC-590), a potential treatment for multiple forms of cancer, recently completed Phase II(a) clinical trials for pancreatic cancer and completed Phase IIa clinical trials for colorectal cancer in 2001. In July 2001, the Company formed a joint venture (SafeScience Newco, Ltd.) with Elan Corporation, plc ("Elan") to advance GCS-100 in the field of oncology.

While the Company is also developing two agricultural products (Elexa, a registered trademark of the Company, and Bb447), it continues to seek strategic alternatives, including the sale, of its agricultural products business area. The Company's near term objective is to continue to proceed through the various phases of United States Food and Drug Administration (FDA) clinical trials for GCS-100.

The Company's business was founded in 1992 as IGG International, inc.
to pursue carbohydrate based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 the Company changed its name to SafeScience, Inc. and more recently in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company's principle executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is
(617) 422-0674. The Company's homepage is located on the World Wide Web at http://www.glycogenesys.com

GlycoGenesys, Inc.

GlycoGenesys conducts its business through two wholly-owned subsidiaries, International Gene Group, Inc. and SafeScience Products, Inc.

International Gene Group, Inc. ("IGG") develops human therapeutics. IGG has been focused on developing GCS-100, a complex carbohydrate intended to fight cancerous tumors and metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute.

Theoretical Background of GCS-100. Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher.

While nucleic acids and proteins were previously recognized as the major classes of biological materials involved in cell recognition, it has recently been scientifically established that carbohydrates play a role as well. Cell surface components contain carbohydrate structures, which change characteristics as the cell develops, differentiates, transforms and progresses through its life cycle.

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

GCS-100 may offer a novel approach to controlling the progression of cancer, by disrupting the cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. The GCS-100 compound acts as a "molecular decoy" by recognizing a specific lectin on cell surfaces called Galectin-3 which plays a role in aggregation of cancer cells. By binding to Galectin-3, a protein that binds to specific carbohydrates, GCS-100 may thus prevent metastasis. In addition, independent research has shown that Galectin-3 is involved in regulating cell growth, migration and apoptosis (cell death). By binding to Galectin-3, GCS-100 may induce cancer cell death. Furthermore, independent research has shown that Galectin-3 plays a role in angiogenesis. Angiogenesis, identified in the 1980's, is the biological process by which tumors form new blood vessels allowing them to obtain the nutrients necessary for tumor growth. By binding to Galectin-3, GCS-100 may inhibit angiogenesis.

The Company believes that GCS-100 has the potential for therapeutic effect on multiple cancer types (i.e., pancreatic, colorectal, prostate, breast and liver) because the target for GCS-100 on the cancer cells is

Galectin-3 which is over expressed on all these cancer types. GCS-100 is delivered intravenously.

Phase I clinical trials of GCS-100, at the MD Anderson Cancer Center in Houston, Texas and at Pennsylvania Oncology and Hematology Associates, an affiliate of the University of Pennsylvania - School of Medicine in Philadelphia, Pennsylvania, were completed in 1999. Phase I is intended to assess toxicity; GCS-100 showed no dose limiting toxicity in patients.

A Phase IIa clinical trial for colorectal cancer was completed in 2001 and a Phase IIa clinical trial for pancreatic cancer was completed in 2002. These Phase Iia trials were conducted at the following locations:

..    Beth Israel/Deaconess Hospital in Boston, Massachusetts;
..    University of Chicago Pritzker School of Medicine;
..    University of Rochester Cancer Center;
..    Christiana Healthcare in Wilmington, Delaware;
..    Ocala Oncology Center in Ocala, Florida;
..    Hematology and Oncology Associates in Kansas City, Missouri; and
..    Medical Oncology Associates in San Diego, California.

On March 23, 2001, the Company announced that GCS-100 demonstrated positive clinical activity in colorectal cancer patients in the completed Phase IIa clinical trial. Specifically, five of 23 patients showed tumor stabilization for periods of two to six months before disease state progression was observed, with one of the five patients showing a period of tumor shrinkage. On April 8, 2002, the Company announced the completion of its Phase IIa pancreatic cancer clinical trial. Phase II clinical trials are designed to help determine both the safety and efficacy of a potential drug, which may involve several sets of trials (Phase IIa, Phase IIb, etc.). Based on promising early data from these trials, and the fact that higher doses of GCS-100 than administered in the Phase IIa colorectal and pancreatic trials have already been tested in animals, with no dose limiting toxicity observed, a Phase I dose escalation trial to include colorectal and other types of cancer patients began in February 2002. This trial is being conducted at Sharp Clinical Oncology Research Memorial Hospital in San Diego. In addition, a Phase II dose escalation trial with GCS-100 in combination with a standard cancer therapy is planned to begin in 2002/2003 and will enroll pancreatic cancer patients. These dose escalation trials may enroll up to 75 cancer patients separated into groups, each receiving a different dose level of GCS-100. Assuming the results of these dose escalation trials support an expanded Phase II/III pivotal clinical trial for pancreatic cancer, the Company intends to initiate such a trial in 2003/2004. In connection with this trial the Company intends to seek fast track designation from the FDA which would enable the Company to seek accelerated approval for GCS-100 for the treatment of pancreatic cancer. There can be no assurances at present that intravenous injection of GCS-100 will prove effective in reducing or eliminating the spread of cancer in humans, be safe at higher doses or that accelerated or other approval will be granted by the FDA.

On September 19, 2001, we announced that we entered into a sponsored research agreement with the Massachusetts Institute of Technology (MIT). The research conducted by MIT will focus on an expanded analysis of GCS-100 and identification of other compounds with promising biochemical and pharmaceutical activity.

The estimated amount expended by the Company during the fiscal year ending 2001 on Company sponsored research was approximately $266,500, exclusive of amounts totaling $2,075,000 paid to consulting companies or clinical research organizations.

On July 10, 2001, the Company closed on a business venture with Elan Corporation, plc, an Irish limited liability company ("Elan") and Elan International Services, Ltd., a Bermuda exempted limited liability company ("Elan International"). As part of the transaction, Elan International and the Company founded a Bermuda exempted limited liability company, SafeScience Newco, Ltd., to further advance GCS-100. The Company owns all of the common stock and 60.2% of the non-voting preferred shares of SafeScience Newco, Ltd. and Elan International owns 39.8% of the non-voting preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and Elan International owns 19.9%. Elan and the Company entered into license agreements under which the Company licensed to SafeScience Newco, Ltd. its intellectual property related to GCS-100 for use in the field of oncology and Elan licensed to SafeScience Newco, Ltd. proprietary oral drug technology.

As part of the transaction, Elan International also purchased 2,700,000 shares of the Company's Common Stock, 1,116.79 shares of the Company's Series C Non-Voting Preferred Stock ("Series C Stock") convertible into 1,116,790 shares of Common Stock after two years and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. Elan International also purchased shares of the Company's Series A Convertible Exchangeable Non-Voting Preferred Stock ("Series A Stock") for $12,015,000. The Series A Stock bears a 7% dividend payable-in-kind. The Series A Stock is exchangeable at the option of Elan International at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give Elan International 50% ownership of the fully diluted equity in SafeScience Newco, Ltd. The Series A Stock shall be redeemed by the Company, if still outstanding on July 10, 2007 for either cash, shares of Common Stock, or shares of Common Stock and a warrant of the Company at their fair market value at the time of redemption, at its option. The proceeds from the issuance of the Series A Stock were contributed by the Company to SafeScience Newco, Ltd. Consequently, the value assigned to the Company's investment in SafeScience Newco, Ltd. is the same as the value of the Series A Stock issued, which was approximately $12,015,000.

Elan International and the Company may fund SafeScience Newco, Ltd.'s research and development according to their respective equity holdings in SafeScience Newco, Ltd. Subject to mutual agreement, Elan International may purchase from the Company up to $9.612 million of Series B Convertible Preferred Stock, which bears a 7% dividend payable-in-kind and is convertible into Common Stock. Elan International purchased $1.4 million of the Company's Series B Preferred Stock, constituting 862.76047 shares, on December 31, 2001.

During the first quarter of 2002, the Company retained Beardsworth Consulting Group, a full service contract research organization to support two projects: a Phase I dose escalation trial, and database transfer/management for the recently completed Phase IIa trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts will be approximately $1,228,000 and be paid out over the next 9-12 months. In addition, the costs associated with the Phase I dose escalation trial currently being conducted at Sharp Clinical Oncology Research Memorial Hospital ("Sharp") is estimated to cost approximately $545,000 to be paid to Sharp over the next 9-12 months.

Pipeline Development

In addition to expanding the clinical trial program for GCS-100, we will devote resources to building a pipeline of drug candidates. Our research efforts will focus on three initiatives: licensing new technologies from outside sources, exploring the therapeutic potential of existing compounds in diseases other than their original indication, and evaluating existing technologies currently in-house. Priority will be given to drug candidates that provide therapeutic activity in diseases that are life threatening or debilitating, have an unmet medical need and for which Phase I/II clinical trails can be initiated in a relatively short period of time.

We are critically evaluating all data in connection with CAN-296 and its market potential in relation to our long term product focus on life threatening or debilitating disease where there is an unmet medical need.

The Company is currently evaluating three new external programs of drug candidates based on carbohydrate and related technology. As a result of this process, we are seeking to add at least one new compound to our pre-clinical development program during the next 12 months and may add one compound to our clinical program during the next 12 to 18 months.

SafeScience Products, Inc.

Historically, SafeScience Products developed agriculture products and developed, marketed and distributed chemically safe consumer and commercial products.

In the agricultural area, SafeScience Products has developed and/or licensed products that include a Federal EPA-approved plant defense booster (Elexa) for application to crops and other plants against certain fungal diseases. An additional insecticidal product (Bb447) is being tested and developed against both indoor and outdoor insect pests.

On February 15, 2001, the Company received notice of unconditional registration from the United States Environmental Protection Agency's Office of Pesticide Programs, Biopesticides and Pollution Prevention Division for its Elexa(R)4 Plant Defense Booster. Elexa(R)4 is an effective non-toxic treatment that works by stimulating the plant's own natural defense system to defend against fungal diseases, such as powdery mildew and Botrytis, or gray mold, on grapes and strawberries and powdery mildew on other crops, ornamental plants and flowers. On June 8, 2001, conditional registration by the State of California's Department of Pesticide Regulation was received for use as a plant defense booster for application against various strains of powdery mildew disease on grapes, strawberries, and greenhouse and nursery roses. In addition to California, the state with the largest potential market, Elexa has received registration in 13 other states, including New York. Modest resources, primarily devoted to conducting field trials and maintaining product value, have been allocated to our agricultural products business while the Company seeks alternatives, including its sale.

On February 23, 2001 the Company announced the discontinuation of its consumer and commercial operations. The Company estimated that the cost of disposing of the business assets and the expenses incurred during the phase-out period were $2,283,200. Estimated reductions in the assets and expenses were as follows:

   Accounts receivable                                      $  100,000
   Inventory                                                   555,720
   Barter credits                                              263,880
   Machinery & equipment                                        41,919
   Leasehold improvements                                        2,978
   Provision for loss on operations 2000                       785,503
   Provision for loss on operations 2001                       533,200
                                                            ----------
         Total                                              $2,283,200
                                                            ==========

Manufacturing; Source of Materials

         We have established manufacturing relationships with three firms, two of which are involved in the production of GCS-100 and one that is involved in the production of Elexa. The Company believes its current relationships will provide the capability to meet our anticipated requirements for GCS-100 and Elexa for the foreseeable future. We audit our contract-manufacturing firms for process suitability, cGMP compliance and for the capacity to scale-up production in the event that larger quantities of product are needed.

         Materials and components are selectively sourced from suppliers nationally. We have good working relationships with all our manufacturing associates and suppliers.

         Nonetheless, the Company does not have long term arrangements with its manufacturing associates and the Company's operations could be disrupted if the current manufacturers would have to be replaced.

Government Regulation

         Certain of our activities are subject to extensive federal and local laws and regulations controlling the development, testing, manufacture and distribution of pharmaceutical and pesticide products. The pharmaceutical products of our IGG subsidiary are subject to regulation as therapeutics by the FDA, while our agricultural products are regulated under FIFRA (Federal Insecticide, Fungicide and Rodenticide Act) by the EPA and by state regulatory agencies. Our products are also regulated in most foreign countries by governmental agencies in those countries. Compliance with FDA and EPA regulations often results in substantial costs relating to safety and clinical testing of new products, for the preparation and filing of registration documents in their required formats and for other similar purposes. Moreover, there are no assurances that we will receive necessary approvals.

Food and Drug Administration Regulation

         The FDA approval process consists of four steps that all new drugs, antibiotics and biologicals must follow. These steps are:

         1.  investigational new drug application
         2.  clinical trials
         3.  new drug application (review and approval)
         4.  post-marketing surveys

         In 1993 the FDA approved new procedures to accelerate the approval of certain new drugs and biological products directed at serious or life-threatening illnesses. These new procedures are intended to expedite the approval process for patients suffering from terminal illness, if the drugs subject to approval provide a therapeutic advantage over existing treatment. We believe that GCS-100 may fall under the FDA guidelines for accelerated approval, since it is targeted as a potential treatment for cancer metastasis and primary tumors, although there can be no assurance that it will be subject to such accelerated approval standards.

         Human clinical trials are conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of a drug, by determining the drug's toxicity. Typically oncology-related Phase I trials involve 20-40 patients, taking one to two years to complete. Phase I has been completed for GCS-100 up to a dose level of 20 mg/m2. A recently started Phase I dose escalation study will examine the safety of higher doses in patients.

         Assuming the results of Phase I testing present no unmanageable toxicity or unacceptable safety problems, Phase II trials may begin. The primary objective of this stage of clinical testing is to determine whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and could involve 200 or more patients for each type of disease or illness tested and could involve several sets of trials (IIa, IIb, etc.). These studies are randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. The cost per patient is estimated at $50,000 to $70,000. Phase IIa trials for pancreatic and colorectal cancers have been completed. We plan to commence an expanded Phase II pancreatic trial in 2002/2003 and may commence additional clinical trials in 2003/2004.

     The objective of Phase III clinical trials is to develop information that will allow the drug to be marketed and used safely. Phase III trials involve hundreds of patients with the objective of expanding on the research carried out in Phase II and to learn how the drug compares with existing, approved drugs for this indication. Among the objectives of Phase III trial are to discover less common or even rare side effects and adverse reactions, and to generate information that will be incorporated into the drug's labeling and the FDA-approved guidelines to physicians and others about how properly to use the drug.

     The third step that is necessary prior to marketing a new drug is the New Drug Application (NDA) submission and approval. In this step, all the information generated by the clinical trials will be submitted to the FDA for review and, if successful, the drug will be approved for marketing.

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

Environmental Protection Agency Approval

         Under FIFRA, we must obtain EPA approval for our agricultural products before these products can be sold.

         EPA approval requires submitting a comprehensive data package describing the product and its active ingredients. The package includes information on product identity, product chemistry, mammalian toxicology, non-target animal and plant studies and a clear and well-defined manufacturing process. Although there is no set registration time schedule, due in part to EPA's backlog of registration filings and need to be satisfied that all data requirements are carefully reviewed and have been met, most low risk, exempt from tolerance, pesticides (like those from GlycoGenesys) typically take from 12 to 24 months for approval. The EPA regulatory process for the first generation (1%) Elexa PDB was completed and the product was approved for sale in October 1997. Unconditional registration approval from the EPA for the 4% formulation of Elexa PDB, now referred to as Elexa(R)4 PDB, was received on February 15, 2001. In addition, the Company has received a conditional registration from the State of California for Elexa(R)4 PDB and registration in 13 other states, including Florida and New York. In order to be in compliance with the conditional registration received in California, the California Department of Pesticide Regulation has required the Company to supply certain data on the physical chemistry and storage stability of the product by December 31, 2002.

         The Company has initiated the registration process for its household insecticide containing an insect-attacking, naturally occurring fungal agent, referred to as Bb447. Bb447 is the active ingredient in bait stations that can be used in homes and commercial settings for control of ants. EPA has recently notified the Company that registration for indoor ant control should be approved, subject to the Company revising the label for the EPA.

Competition

         Our products will encounter significant competition from firms currently engaged in the pharmaceutical, biotechnology, and agrochemical products industries.

         In the pharmaceutical area, GCS-100, our lead drug candidate for the treatment of various forms of cancer, addresses large markets which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery platforms, including but not limited to small molecules, protein-based drugs, liposome technology, and genomics. The drug development industry is intensely competitive, and many of our actual or potential competitors have significantly greater financial resources and/or drug development experience than we do. There is no assurance that other carbohydrate-based or non-carbohydrate-based drugs with similar clinical effects to GCS-100 may not already be in development by other companies or that other companies may not successfully develop such drugs in the future.

         The agricultural products under development may compete in several different markets. Elexa(R)4-PDB and Bb447 would compete in the "high value" agricultural market, and Bb447 will also compete in the home and commercial markets. Many competitors have established brand recognition and customer loyalty and are significantly larger, with much greater financial resources and well-established chains of distribution, than the Company. It is our goal to offer an alternative mode of action which can be used in conjunction with many conventional pesticides in integrated pest management programs.

         CAN-296 was developed pre-clinically as an anti-fungal compound. The current market has several competing approved drugs.

         Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operation.

Product Liability

         The testing, marketing and sale of pharmaceutical and agricultural products entails a risk of product liability claims by consumers and others. While we currently maintain product liability insurance which we believe to be adequate and consistent with industry norms for similar stage biotechnology companies, such insurance may not continue to be available at a reasonable cost or may not be sufficient to fully cover any potential claims. In the event of a successful suit against us, the lack of sufficiency of insurance coverage and possible damage to our reputation could have a material adverse effect on our business and financial condition.

Patent Status and Protection of Proprietary Technology

         On January 26, 2001, the Company executed an agreement, which has been amended on May 14 and November 7, 2001, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to "GCS-100 Material" issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing patent portfolio, which consolidates the rights to all of the parties' existing GCS-100 intellectual property within the Company. Pursuant to this agreement, the Company made an initial payment of $300,000 upon signing the agreement and is required to make up to an additional $1,635,000 in license payments at the rate of 6% of cash raised through the sale of securities of the Company. To date the Company has paid license fees of $1,290,363 and owes license fees of $644,637 to be paid by July 11, 2002. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones.

         The Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 that vest in quarterly installments over two years. On November 7, 2001, the Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 125,000 shares of common stock at $1.15 that vest through January 26, 2003. During the year ended December 31, 2001, the Company recorded an expense of $1,046,730 related to the warrants which vested under this agreement and expense of $1,139,635 in payment of the 6% amount due on sales of securities.

         In order to maintain its rights under this agreement, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty
(30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application ("NDA") submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GCS-100.

         Dr. David Platt, our former Chairman, CEO and Director, has granted GlycoGenesys' IGG subsidiary an exclusive, world-wide license, including the right to sublicense, for all products covered by certain patents, (if and when granted) or patent applications that he has developed (including GCS-100). IGG is responsible for payment of all costs connected with obtaining and maintaining the patents. In the case of GCS-100, Dr. Platt is entitled to a royalty of 2% of all net sales.

         The Company owns, or is the exclusive licensee of, all of its intellectual property. This intellectual property includes eight issued US patents which have expiration dates ranging from 2013 to 2018; three of these eight patents relate directly to GCS-100. The intellectual property also includes three foreign patents having expiration dates ranging from 2016 to 2017. Two of these three foreign patents relate directly to GCS-100. The Company's intellectual property further includes eight pending US patent applications, of which six directly relate to GCS-100; and 28 pending foreign patent applications of which 15 relate directly to GCS-100.

         To the extent that the Company currently relies upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. The Company believes our intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on our business, financial condition and results of operation. There is no assurance that any patents will ever be granted on our unpatented intellectual property.

Uncertainties Associated with Research and Development Activities

         The Company intends to continue its research and development activities on its human therapeutic products and to a limited extent its agricultural products, which are not presently ready for market and are in various stages of development. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives although the costs of these activities will be significant. If research and development requires more funding than anticipated, the Company will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Dependence Upon Key Personnel

         The Company relies greatly in its efforts on the services and expertise of its current senior officers: Bradley J. Carver, CEO, President, Treasurer and a member of the Board of Directors; John W. Burns, Senior Vice President, Chief Financial Officer and Secretary; and Brian G. R. Hughes, Chairman of the Board. The operation and future success of the Company could be adversely affected in the event the Company were to lose any of their services.

Employees

         At December 31, 2001 we had approximately 11 employees on a full-time basis and also employed one part-time worker. As of April 16, 2002 we had 12 full time employees and one part-time worker.

Consultants

         The Company's clinical, regulatory and scientific research team has grown by recruiting additional people, as consultants, from the biotechnology industry. Each consultant has many years of experience in specific areas of drug development.

ITEM 2. PROPERTIES.

         Our offices are located at the Park Square Building, 8th Floor, 31 St. James Avenue, Boston, Massachusetts 02116. We lease a total of 11,300 square feet of office space, which exceeds our current space requirements and therefore we charged $346,600 of future rent to discontinued operations expense in 2001. In addition to our leased space in Boston, we are conducting research, development and manufacturing at various facilities on a contract or license basis.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

         In May 1998, the Company's securities became traded on the NASDAQ (Small Cap) market under the symbol SAFS. On October 31, 2001 the symbol was changed to GLGS reflecting the Company's name change to GlycoGenesys, Inc. Prior to May 1998, the Company's securities were traded over-the-counter by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low sales prices of Company's common stock during 2000 and 2001:

QUARTER ENDED                                    SALES
                                             High      Low
2000

         March 31                           18.8750  11.0000
         June 30                            13.2500   4.5000
         September 30                        5.5000   1.5000
         December 31                         3.0600   1.0310
2001

         March 31                            1.9380   0.5630
         June 30                             2.0000   0.5500
         September 30                        2.1500   1.0000
         December 31                         2.0300   0.8000

(b)  Holders

         As of December 31, 2001, the Company had 496 holders of record of its common stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 8,000.

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

(d) Sales of Unregistered Securities

         Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company during the year ended December 31, 2001. Further included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

1. During the first quarter of 2001, the Company raised $875,000 in a private placement offering of Common Stock to accredited investors whereby 775,000 shares were sold, together with warrants to purchase 77,500 shares of Common Stock each at prices of $2.20, $2.50, $3.00 and $5.00 per share exercisable for five years, and warrants to purchase 90,000 shares at $0.01 per share exercisable for five years.

2. On February 9, 2001, the Company issued an aggregate of 729,445 shares of Common Stock pursuant to the cashless exercise of an adjustable warrant to an accredited investor. There were no proceeds from the exercise.

3. On February 9, 2001, the Company issued an aggregate of 160,000 shares of Common Stock pursuant to a license purchase agreement with Delta Omega Technologies, Inc. for the purchase of certain cleaning formulas.

4. On July 10, 2001 Elan International Services, Ltd. ("EIS") purchased 2,700,000 shares of Common Stock, 1,116.79 shares of Series C

       Preferred Stock convertible into 1,116,790 shares of Common Stock after two years, and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. EIS also purchased 4,944.44 shares of Series A Preferred Stock for $12,015,000. The proceeds from the issuance of the Series A Preferred Stock were used by the Company to purchase its equity interest in SafeScience Newco, Ltd. The Series A Preferred Stock is convertible into Common Stock after two years at a conversion price of $2.43. The Series A Preferred Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the fully-diluted equity interest in SafeScience Newco, Ltd.

5. On August 27, 2001 and October 11, 2001, the Company sold to accredited investors an aggregate of 470,370 shares of its Common Stock and warrants to purchase 235,186 shares of Common Stock for $635,000. The Company received net proceeds of approximately $593,000. The Common Stock was sold at a price of $1.35 per share. The warrants have an exercise price of $1.90 per share and have a term of 5 years.

6. In 2001, the Company issued 148,312 shares of Common Stock to various consultants in consideration for services.

7. In 2001, the Company issued 108,209 shares of Common Stock to a former employee in settlement of amounts due under an employment contract.

8. During the fourth quarter of 2001, the Company raised $5,693,300 in a private placement offering of Common Stock to accredited investors whereby 4,280,362 shares were sold, together with 2,140,186 warrants to purchase shares of Common Stock at a weighted average price of $1.91 per share exercisable for five years, and warrants to purchase 171,216 shares at $0.01 per share exercisable for five years. Net proceeds from the offering were $5,402,230. In connection with this offering, the Company issued an aggregate of 151,130 shares of Common Stock and warrants to purchase 192,435 shares of Common Stock to employees and affiliates of The Shemano Group, Inc. and Social Capital Partners as placement agent fees.

9. On December 31, 2001, the Company sold 862.70647 shares of Series B Preferred Stock to EIS for $1,466,601. Net proceeds of the sale were $1,341,224. The Series B Preferred Stock is convertible into Common Stock after two years at a conversion price of $1.70.

No underwriters were used in connection with these sales and issuances. The sales and issuance of these securities were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and the rules and regulations thereunder (including Rule 506 under Regulation D) on the basis that the transactions did not involve a public offering. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

         The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 2000, are derived from the Company's financial statements which have been audited by Arthur Andersen LLP, independent public accountant, for the fiscal years ended December 31, 1999 and December 31, 2000, and which are included elsewhere in this Annual Report on Form 10-K. In reliance on the Securities and Exchange Commission Release No. 34-45589, the Company has elected to include unaudited consolidated statement of operations data for the fiscal year ended December 31, 2001, and unaudited consolidated balance sheet data as of December 31, 2001. The Company intends to file audited financial statements for the year ended December 31, 2001 by filing an amendment to this Annual Report on Form 10-K by May 31, 2002. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 as well as the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. The information shown below may not be indicative of the Company's future results of operations.



                                                                                As of December 31,
                                        -------------------------------------------------------------------------------------------
                                              2001               2000               1999               1998             1997
                                              ----               ----               ----               ----             ----
Balance Sheet Data:
Cash and cash equivalents                    $ 7,977,910        $ 2,547,353         $3,377,067       $ 3,439,408      $ 2,594,312
Working capital                                5,635,439          1,768,357          2,574,719         3,095,242        2,180,775
Total assets                                   8,956,597          5,779,117          5,493,524         3,968,588        2,906,737
Other equity                                  15,091,827            866,216                 --                --               --
 Stockholders' equity                        (8,927,245)          1,845,751          4,521,117         3,500,449        2,443,120

                                                                              Year Ended December 31,
                                        -------------------------------------------------------------------------------------------
Statement of Operations
Data:                                          2001                2000               1999               1998             1997
                                               ----                ----               ----               ----             ----
 Research and development                      4,291,064          6,182,150          3,929,898         2,256,193        2,390,021
 General and administrative                    4,045,088          4,093,507          5,837,861         4,339,093        2,428,072
 Restructuring charge                           (177,283)         1,478,957                  -                 -                -
                                            -------------      -------------       -------------     ------------     ------------
 Operating expenses                           (8,158,870)       (11,754,613)         (9,767,759)      (6,595,286)      (4,818,093)
                                            -------------      -------------       -------------     ------------     ------------

Other expense (income)
  Equity in loss of
   SafeScience Newco, Ltd.                   (14,188,470)                --                 --                --               --
 Other expense                                   (33,345)          (243,373)            (8,063)             (392)              --
 Interest income                                 187,721            216,842            353,492           122,173           83,618
                                            -------------      -------------       -------------     ------------     ------------
Total other expense (income)                 (14,034,094)           (26,531)           345,429           121,781           83,618
                                            -------------      -------------       -------------     ------------     ------------

Loss from continuing operations
                                             (22,192,963)       (11,781,144)         (9,422,330)      (6,473,505)      (4,734,475)
                                            -------------      -------------       -------------     ------------     ------------
Loss from discontinued operations
                                                (533,200)        (5,489,167)        (2,879,388)         -                 -
Net loss before preferred
stock dividend                               (22,726,163)       (17,270,311)       (12,301,718)       (6,473,505)      (4,734,475)
Accretion of dividend on preferred
stock                                           (404,273)                --                 --                --               --
Net loss applicable to common stock
                                            $(23,130,436)      $(17,270,311)       $(12,301,718)     $(6,473,505)     $(4,734,475)
                                            =============      =============       =============     ============     ============
Basic and diluted net loss per common
share from continuing operations
                                                   (0.80)             (0.64)              (0.59)           (0.50)           (0.43)
Basic and diluted net loss per common
share from discontinued operations
                                                   (0.02)             (0.30)              (0.18)               -                -
Before preferred stock dividend
                                                   (0.82)             (0.94)              (0.77)           (0.50)           (0.43)
Accretion of dividend on preferred
stock                                              (0.01)                --                 --                --               --
                                            -------------      -------------       -------------     ------------     ------------
Net loss applicable to common stock
                                                  (0.84)             (0.94)             (0.77)                --               --
                                            =============      =============       =============     ============     ============
Weighted average number of common
shares outstanding                            27,612,020         18,314,819         16,060,783        13,000,259       11,022,577
                                            =============      =============       =============     ============     ============



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Critical Accounting Policies

    In December 2001, the SEC requested that reporting companies discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

    We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. The Company's preparation of this Annual Report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

     In July 2001, the Securities and Exchange Commission issued an SEC Staff Announcement which was codified as EITF Topic No. D-98. Classification and Measurement of Redeemable Securities. Topic No. D-98 provides additional guidance for determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer. Topic No. D-98 is to be applied retroactively in the first fiscal quarter ending after December 15, 2001 by restating the financial statements of prior periods.

     During the fiscal quarter ended December 31, 2001, we adopted Topic No. D-98. Our Series A, B and C Preferred shares contain provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by our Board of Directors. We have negotiated with the holders of these shares to amend those provisions by requiring the event to be subject to approval of our Board of Directors. The Company believes that the amended provisions will permit the Company to restore the full value to stockholders' equity.

    In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this Statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

Severance and Termination Benefits

         In connection with the restructuring plan adopted in the second quarter of 2000, the Company accrued severance and other employee-related exit costs of approximately $1.75 million. This restructuring resulted in the termination of 8 employees, including six sales and marketing, one general and administrative, and one research and development positions.

          In accordance with EITF 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, the Company established a liability for severance and other related costs associated with involuntary termination of employees. The affected employees were notified of their terminations and their severance benefits before the end of the second quarter of 2000. All of the employees were terminated as of July 10, 2000.

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

         Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with APB Opinion No. 30 and has reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations.

         The net losses of these operations prior to March 31, 2001 are included in the statements of operations under discontinued operations. Revenues from such operations were $0 and $1,354,898 for the years ended December 31, 2001 and 2000, respectively.

                                                    Years Ended December 31,
                                                     2001            2000
                                                     ----            ----
Revenues                                                  --     $ 1,354,898
Cost of goods sold                                 $ 186,629       1,229,508
                                                   ---------     -----------
Gross margin                                        (186,629)        125,390
                                                   ---------     -----------
Marketing                                                 --       3,566,900
General and administrative                           346,571              --
Research and development                                  --         297,657
                                                   ---------     -----------
Total expenses                                       533,200       3,864,557
                                                   ---------     -----------
Operating loss                                      (533,200)     (3,739,167)
                                                   ---------     -----------
Provision                                                 --      (1,750,000)
                                                   ---------     -----------
Loss on discontinued operations                    $(533,200)    $(5,489,167)
                                                   =========     ===========

         The loss on discontinued operations reflected in the statement of income includes all the income statement accounts, write-down of the assets to estimate net realizable values associated with the consumer products and commercial products business and the estimated costs of discontinuing these operations.

Results of Operations: Year Ended December 31, 2001 versus Year Ended December 31, 2000

         We had a net loss attributable to common stockholders of $23,130,436 for the twelve months ended December 31, 2001 versus a net loss of $17,270,311 for the twelve months ended December 31, 2000. The net loss for the twelve months ended December 31, 2001 included $14,188,470 for an adjustment for Equity in loss of SafeScience Newco, and $404,273 for dividends accrued on our Series A convertible exchangeable preferred stock.

         Our total research and development expenses for the fiscal year ended December 31, 2001 are the sum of expenses reported in two lines in the Consolidated Statements of Operations: (1) Research and Development ("R&D"), and
(2) Equity in loss of SafeScience Newco, Ltd.

         Expenses related to the development of GCS-100 incurred during the first half of fiscal 2001 were $2,726,632, which were charged to R&D expenses. In July 2001, GlycoGenesys, Inc. transferred its rights to GCS-100 in the field of oncology to SafeScience Newco, Ltd. ("SafeScience Newco"). Costs related to GCS-100 incurred after the transfer to SafeScience Newco are on behalf of SafeScience Newco. Amounts for expenses incurred and work performed by GlycoGenesys, Inc. on behalf of SafeScience Newco for GCS-100 are billed to SafeScience Newco and netted against R&D expenses. Subsequent to our investment in SafeScience Newco our expenses associated with development of GCS-100 flow through "Equity in loss of SafeScience Newco." For the last six months of fiscal 2001 our equity in loss of SafeScience Newco was $14,188,470, of which $12,015,000 was recorded as a research and development expense for our share of the cost of the license granted to SafeScience Newco by Elan International Services, Ltd., $2,103,615 in research and development charges incurred by the Company billed to the joint venture, $130,000 of our allowable overhead charges and the balance representing our portion of other SafeScience Newco expenses, respectively.

         Total research and development expenses for the fiscal year ended December 31, 2001 were thus $6,394,679, the sum of the $4,291,064 recorded in R&D and $2,103,615, our portion of the Equity in Loss of SafeScience Newco, Ltd. attributable to our research and development expenses in connection with the development of GCS-100 in the field of oncology.

         Total research and development expenses thus increased $212,526, or 3.4%, to $6,394,679 for the twelve months ended December 31, 2001 from $6,182,150 for the twelve months ended December 31, 2000.

         We incurred research and development expenses of $1,140,000 related to license fees paid to Wayne State University and non-cash research and development expenses of $1,052,000 in connection with warrants issued to Wayne State University to purchase common stock which vested during the year. Cost of managing our clinical trials decreased from $2,097,000 to $1,675,000, or 20.1%, during the year ended December 31, 2001 compared to 2000, primarily due to completion of the field work on both the colorectal and pancreatic trials. Sponsored research increased from $104,000 to $266,500, or 158%, during the year ended December 31, 2001 compared to 2000 primarily due to our new relationship with MIT.

         Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, decreased from $1,578,000 for the twelve months ended December 31, 2000 to $315,000 for the twelve months ended December 31, 2001 and consisted primarily of wages, consulting and license fees. The decrease reflects the Company's de-emphasis of its agricultural business. We have engaged an investment advisor to assist in the sale or other disposition of this registered product. We expect future expenditures to be limited to a level similar to last year.

         The Company is actively seeking to expand its product pipeline under development. These new product candidates will either be developed jointly or licensed by the Company. The cost related to the development of new product candidates is projected to be in the range of $500,000-$1,000,000 during the twelve months ended December 31, 2002 although it could be higher.

         General and administrative expenses decreased to $4,045,088 for the year ended December 31, 2001 from $4,093,507 for the year ended December 31, 2000, a decrease of $48,419, or 1.2%. This decrease was principally attributable to reductions in outside consulting of $233,000, public relations of $220,000, office expenses in the aggregate of approximately $200,000, expenses of $130,000 charged to SafeScience Newco flowing through our Equity in loss of SafeScience Newco, travel expense of

$123,000, rent expense related to the reclassification in 2001 of approximately $57,600 to discontinued operations for space which is deemed to be surplus offset by expenses previously charged as overhead to operations now discontinued of $417,000, an increase in legal expense of $249,000, or 42%, from $592,000 to $841,000 due primarily to professional fees associated with the negotiation of the Elan transactions and non-cash compensation for stock options granted to employees of $204,000.

         Interest income decreased to $187,721 for the year ended December 31, 2001 from $216,842 for the year ended December 31, 2000, a decrease of $29,121, or 13%. This decrease was attributable to a reduction in cash available for investment and lower rates of return on those investments.

         On November 15, 2000, The Board of Directors authorized the sale or other disposition of the Company's consumer and commercial products business. The Company discontinued operations on February 23, 2001 and began the process of liquidating all assets pertaining to those operations.

         The net losses of these operations prior to March 31, 2001 are included in the statements of operations under discontinued operations. Revenues from such operations were $0 and $1,354,898 for the years ended December 31, 2001 and 2000, respectively.

                                                 Years Ended December 31,
                                                  2001            2000
                                                  ----            ----
Revenues                                        $      --     $ 1,354,898
Cost of goods sold                              $ 186,629       1,229,508
                                                ---------     -----------
Gross margin                                     (186,629)        125,390
                                                ---------     -----------
Marketing                                              --       3,566,900
General and administrative                        346,571              --
Research and development                               --         297,657
                                                ---------     -----------
Total expenses                                    533,200       3,864,557
                                                ---------     -----------
Operating loss                                   (533,200)     (3,739,167)
                                                ---------     -----------
Provision                                              --      (1,750,000)
                                                ---------     -----------
Loss on discontinued operations                 $(533,200)    $(5,489,167)
                                                =========     ===========

         The loss on discontinued operations reflected in the statement of income includes all the income statement accounts, write-down of the assets to estimate net realizable values associated with the consumer products and commercial products business and the estimated costs of discontinuing these operations.

Results of Operations: Year Ended December 31, 2000 versus Year Ended December 31, 1999

         On November 15, 2000, The Board of Directors authorized the sale or other disposition of the Company's consumer and commercial products business. The Company discontinued operations on February 23, 2001 and began the process of liquidating all assets pertaining to those operations.

         The net losses of these operations prior to March 31, 2001 are included in the statements of income under discontinued operations. Revenues from such operations were $1,354,000 and $1,368,000 for the years ended December 31, 2000 and 1999, respectively.

                                            Years Ended December 31,
                                         2000                       1999
                                         ----                       ----
Revenues                             $ 1,354,898                $  1,368,514
Cost of goods sold                     1,229,508                   1,410,732
                                     -----------                ------------
Gross margin                             125,390                     (42,218)
                                     -----------                ------------
Marketing                              3,566,900                   2,818,050
Research and development                 297,657                      19,120
                                     -----------                ------------
Total expenses                         3,864,557                   2,837,170
                                     -----------                ------------
Operating loss                        (3,739,167)                 (2,879,388)
                                     -----------                ------------
Provision                             (1,750,000)                         --
                                     -----------                ------------
Loss on discontinued operations      $(5,489,167)               $ (2,879,388)
                                     ===========                ============

         The loss on discontinued operations reflected in the statement of income includes all the income statement accounts, write-down of the assets to estimate net realizable values associated with the consumer products and commercial products business and the estimated costs of discontinuing these operations.

         Research and development expenses increased to $6,182,850 for the year ended December 31, 2000 from $3,929,898 for the year ended December 31, 1999, an increase of $2,252,252, or 57.3%. This increase was principally attributable to the Company's ongoing clinical trials of GCS-100, its lead pharmaceutical compound and increased salaries and consulting expense on agriculture product development. Included in research and development costs in 1999 are $197,143 of non-cash compensation resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

         General and administrative expenses decreased to $4,093,057 for the year ended December 31, 2000 from $5,837,861 for the year ended December 31, 1999, a decrease of $1,744,804, or 29.9%. This decrease was principally attributable to a reduction in consulting expense and officers' compensation partially offset by increases in other salaries and rent. Non-cash compensation to various consultants and advisors of $577,383 in 2000 and $2,367,871 in 1999 resulted from the issuance of stock grants, stock options and warrants to purchase common stock.

         During the second quarter of 2000, the Company began a restructuring of operations including the replacement of its Chief Executive Officer. In connection with this severance and other employee reductions, the Company recorded a charge in the amount of $1,478,000 to cover the estimated costs of terminating an existing employment agreement and other severance costs. (See
Note 3 to the consolidated financial statements included in the Annual Report on Form 10-K)

         Interest income decreased to $216,842 for the year ended December 31, 2000 from $353,492 for the year ended December 31, 1999, a decrease of $136,650, or 38.7%. This decrease was attributable to a reduction in cash available for investment.

Liquidity and Capital Resources

         Since inception, the Company has funded its operations primarily with the proceeds from equity securities totaling approximately $52,900,000. For the year ended December 31, 2001, the Company's operations utilized cash of approximately $7,294,000, primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of approximately $12,423,000 to the Company. In 2000, the Company's operations utilized cash of approximately $13,287,000 which was offset by equity financings that resulted in net proceeds of approximately $12,851,000.

         Capital expenditures for the year ended December 31, 2001 were as follows:

              Computer and office equipment          $16,733
                                                     =======

         The Company has no significant commitments for the purchase of equipment, product manufacturing facilities or marketing efforts at present. The Company leases office facilities under an operating lease that ends in March 2005. Rent expense for this space will be approximately $384,000 in 2002. The Company anticipates that will be adequate for its space requirements for the foreseeable future.

         During the first quarter of 2002, the Company retained Beardsworth Consulting Group, a full-service contract research organization, to support two projects: A Phase I dose escalation trial, and database transfer/management for the recently completed Phase IIa trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts will be approximately $1,100,000 and be paid out over the next 9-12 months. In addition, costs associated with the Phase I dose escalation trial currently being conducted at Sharp Clinical Oncology Research Memorial Hospital will be approximately $500,000 paid over the next 9-12 months.

         As of December 31, 2001, the Company's cash balances were $7,978,000, as compared to $2,547,000 as of December 31, 2000. The Company has a $100,000 stand-by secured line of credit with a bank which has no outstanding balance and a secured letter of credit in the amount of $100,000 which is held as security for deposits required by its lease of office space. The Company has no other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

         As of April 16, 2002, the Company's cash and cash equivalents was approximately $ 9,703,000.

         The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. We may receive approximately $10 million of additional funds from Elan International Services, Ltd. ("EIS") for the development of GCS-100 pursuant to our agreement with EIS. However, we will not receive additional capital from EIS unless we agree with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK

Market Risk

         The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of December 31, 2001, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

         The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2001, the fair value of the portfolio would decline by an immaterial amount.

Certain Factors That May Affect Future Results

You should carefully consider the risks described below before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

         We began operations more than eight years ago and began to generate revenue only in the second quarter of 1999. Through December 31,2000 we only generated $2,723,000 from product sales. On February 23, 2001,we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years, if at all. We will not generate funds on an ongoing basis unless we receive current payments with respect to the sale of these areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical or agricultural products. We have incurred an estimated $66.7 million of losses since our inception, including $23.1 million for the year ended December 31, 2001. Extensive losses can be expected to continue for the foreseeable future.

OUR PRODUCTS ARE STILL IN DEVELOPMENT, THERE ARE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES AND WE MAY BE UNABLE TO BRING THESE PRODUCTS TO MARKET.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

         The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. We may receive approximately $10 million of additional funds from Elan International Services, Ltd. ("EIS") for the development of GCS-100 pursuant to our agreement with EIS. However, we will not receive additional capital from EIS unless we agree with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd. The Company's future is dependent upon its ability to obtain additional financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. We may also seek funds in conjunction with the in-licensing of additional biopharmaceutical products where we acquire in licenses and development funds for our securities. Additional equity financing may result in dilution to our shareholders. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer additional financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

         We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. The Company owns, or is the exclusive licensee of, all of its intellectual property. This intellectual property includes eight issued US patents which have expiration dates ranging from 2013 to 2018; three of these eight patents relate directly to GCS-100. The intellectual property also includes three foreign patents having expiration dates ranging from 2016 to 2017. Two of these three foreign patents relate directly to GCS-100. The Company's intellectual property further includes eight pending US patent applications, of which six directly relate to GCS-100; and 28 pending foreign patent applications of which 15 relate directly to GCS-100. We continually evaluate our technology to determine whether to make further patent filings.

         To the extent certain aspects of our technology may be unpatentable or we determine to maintain such technology as trade secrets, we protect such unpatented technology by contractual agreements. Our unpatented technology or similar technology could be independently developed by others. In addition, the contractual agreements by which we protect our unpatented technology and trade secrets may be breached. If our technology is independently developed or our contractual agreements are breached, our technology will be less valuable and our business will be harmed.

         There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. We are not involved in any such litigation or proceedings, nor are we aware of any basis for such litigation or proceedings. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications.

         Our potential products or business activities could be determined to infringe intellectual rights of third parties despite our issued patents. Any claims against us or any purchaser or user of our potential products, including GCS-100, asserting that such product or process infringes intellectual property rights of third parties, if determined adversely to us could have a material effect on our business, financial condition or future operations. Any asserted claims of infringement, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim is successful against us and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and operating results would be materially adversely affected.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY OUR FUTURE PROSPECTS MAY BE MATERIALLY ADVERSELY AFFECTED.

         We license our technology, including GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with Wayne State University and the Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Karmanos Cancer Institute approximately $76,000 in four monthly payments through July 2002 plus an additional $339,000 on May 14, 2002, pay 2% royalties on product sales and up to $3 million in milestone payments and receive FDA or equivalent agency approval to sell GCS-100 by January 1,2006. To maintain our license with Dr. Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales starting this year. To maintain our joint venture's license with Elan for its oral drug delivery technology we do not have material obligations other than royalty payments, if any, which shall be determined by SafeScience Newco prior to commercialization of GCS-100.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

         We do not maintain our own laboratories and employ five scientific personnel. We contract out research and development operations, utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations, to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at several medical and academic centers, such as MIT and Wayne State University. In addition, we employ several consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions.

         Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs.

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100.

         While we have more than one product in development, we do not have a wide array of products which we are developing. Most of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, GlycoGenesys will be materially adversely affected.

THE DEVELOPMENT OF GCS-100 IS NOT IN OUR EXCLUSIVE CONTROL AND IS JOINTLY DETERMINED WITH ELAN AND EIS.

         We are developing GCS-100 through collaboration with Elan and EIS. SafeScience Newco, Ltd. is a company that we formed and jointly own with EIS to develop GCS-100 in the field of oncology. We own 80.1% and EIS owns 19.9% of SafeScience Newco, Ltd. Despite our majority ownership of SafeScience Newco, Ltd., we do not fully control the development activities regarding GCS-100, because we need consent of EIS for material development decisions regarding GCS-100. As a result, development of GCS-100 will depend on our ability to negotiate development issues with EIS.

         EIS has the right to exchange our Series A convertible exchangeable preferred stock it owns for all of the convertible preferred securities we own of SafeScience Newco, Ltd. at any time until July 10, 2007, which would give EIS a 50% ownership interest in SafeScience Newco, Ltd. If EIS exercises this right, our ownership in SafeScience Newco, Ltd. will be reduced to 50% from its current 80.1%, which would reduce our economic interest in GCS-100.

IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY OUR BUSINESS WILL SUFFER.

         Our focus is primarily pharmaceuticals and to a lesser extent agricultural products. Although we currently do not market any products, commercial sales of our proposed agricultural products will substantially depend upon the products' efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant's natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

         We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until in the opinion of our management, the size and scope of our business so warrants. While we have established manufacturing relationships with two contract manufacturing firms involved in the production of GCS-100 and one contract manufacturing firm involved in the production of Elexa that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

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

MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO AND MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS THAT MAKE OUR POTENTIAL PRODUCTS AND TECHNOLOGIES OBSOLETE OR NON-COMPETITIVE.

         A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that our products under development, including GCS-100, will face intense competition from existing or future drugs. In addition, our product candidates may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents.

         According to industry surveys there are approximately 402 new drug candidates in development to treat various types of cancer. This research is being conducted by 170 pharmaceutical and biotechnology companies and the National Cancer Institute (NCI). We have conducted two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer and the second enrolled patients with late stage prostate cancer. We also conducted and completed two Phase IIa clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. Published surveys indicate that, including GCS-100, approximately twenty-six drugs are in various stages of clinical trial development for pancreatic cancer and fifty five drugs in various stages of clinical trial development for colorectal cancer. Our current clinical trial plan is to pursue pancreatic cancer as a lead indication and we are planning to conduct a Phase II/III pivotal trial in 2003/2004.

         There are approximately ten drugs currently having completed or in Phase III clinical trial development, ten drugs in Phase II and six drugs in Phase I for pancreatic cancer. Competitors may receive approval before us for competing pancreatic cancer drugs, including without limitation the following drugs which have completed Phase III trials: Imclone and Bristol Meyer's Erbitux; Pharmacia's Camptosar; Snaofi-Synthelabo's tirapazamine; Aphton and Aventis Pasteur's anti-gastrin therapeutic vaccine; Genentech's Herceptin (already approved for breast cancer); MGI Pharma's Irofulven; Supergens' Mitoextra and rubiteacan, Janssen Pharmaceuticals' R115777 and Lorus Therapeutics' Virulizin. In addition, GCS-100, if it receives FDA approval, will face competition from existing cancer drugs approved for pancreatic cancer. These drugs are flourouacil (5- FU) and Eli Lilly's gemcitabine (Gemzar). Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

Our competitors may:

..      successfully identify drug candidates or develop products earlier than we do;
..      obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;
..      develop products that are more effective, have fewer side effects or cost less than our products; or
..      successfully market products that may compete with our products candidates.

         The success of our competitors in any of these efforts would adversely affect our ability to develop, commercialize and market our product candidates.

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

REIMBURSEMENT PROCEDURES AND FUTURE HEALTHCARE REFORM MEASURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT OUR ABILITY TO SUCCESSFULLY SELL ANY PHARMACEUTICAL PRODUCT.

         Our ability to successfully sell any pharmaceutical product will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients for the costs of our future pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

CERTAIN OF OUR PRIOR SECURITIES OFFERINGS MAY NOT HAVE COMPLIED WITH STATE SECURITIES LAWS WHICH COULD RESULT IN PENALTIES BEING IMPOSED UPON US.

         Certain prior private placement offerings of our securities may not have complied with technical requirements of applicable state securities laws. In such situations a number of remedies may potentially be available to regulatory authorities and stockholders who purchased securities in such offerings.

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

         Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. We may hire additional clinical operations personnel in the future. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ approximately 12 full time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J. Carver, our President, CEO and a director, John W. Burns, our Senior Vice President and Chief Financial Officer and Brian G.R. Hughes, Chairman of the Board and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

THE BUSINESSES IN WHICH WE ENGAGE HAVE A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUCCESSFUL SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED.

         The testing, marketing and sale of agricultural and pharmaceutical products entails a risk of product liability claims by consumers and others. While we currently maintain product liability insurance which we believe to be adequate and consistent with industry norms for similar stage biotechnology companies, such insurance may not continue to be available at a reasonable cost or may not be sufficient to fully cover any potential claims. In the event of a successful suit against us, the lack or insufficiency of insurance coverage and damage to our reputation could have a material adverse effect on our business and financial condition.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING SHARES TO BE ISSUED UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS AND OTHERS, WHICH WILL CAUSE DILUTION OF YOUR INTEREST IN US.

         As of December 31, 2001,there are outstanding options to purchase 1,118,542 shares of common stock, at a weighted average exercise price of $5.69 per share and outstanding warrants to purchase 8,227,230 shares of common stock at a weighted average exercise price of $2.40 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of the current shareholders.

         In July 2001, in connection with a business venture and financing transaction, we sold to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. In December 2001,we sold 862.70647 shares of our Series B convertible non-voting preferred stock to EIS. Each share of our Series A preferred stock and Series C preferred stock is presently convertible after July 10,2003 into 1,000 shares of our common stock. Each share of our Series B preferred stock is presently convertible after December 31,2003 into 1,000 shares of our common stock. The Series A preferred stock and the Series B preferred stock each bear a 7% dividend payable in Series A preferred stock and Series B preferred stock, respectively, which compounds annually. In January 2002 we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, a total of 7,902,820 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 21.3% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition, we may elect to sell to EIS, subject to its agreement, up to an additional 4,791.4111 shares of our Series B convertible non-voting preferred stock in the future at a price per share of $1,700. Upon conversion, a total of an additional 4,791,411 shares of common stock would be issued to EIS assuming the purchase of all the remaining Series B preferred stock, but not including any dividends to be issued on the Series B preferred stock. Thus, we could potentially issue a total of 12,694,231 shares of our common stock to EIS, assuming the exercise of all warrants and conversion of all Series A, Series B and Series C preferred stock outstanding or that may be sold to EIS in the future, but excluding any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 34.3% of our currently outstanding common stock.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK MAY DECLINE AND THE LIQUIDITY OF AN INVESTMENT IN OUR SECURITIES WOULD DECREASE.

         Our common stock could be delisted from The Nasdaq Stock Market for the following reasons:

       . if the bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days; or
       . if our market capitalization falls below $35 million and we have less than (A) $2,000,000 in net tangible assets (totalassets less total liabilities and goodwill) or (B) $2,500,000 in equity; or
       . if the value of our common stock held by our stockholders (other than our directors, executive officers and 10% stockholders) is less than $1,000,000.

         On November 1, 2002, the $2,000,000 net tangible assets test will no longer be a listing requirement and will be replaced by the requirement to have no less than $2,500,000 in equity. There are other quantitative and qualitative criteria of the Nasdaq SmallCap Market which if violated could lead to delisting of our common stock.

         On June 6, 2001, we received a letter from The Nasdaq Stock Market notifying us that the staff had determined that we did not comply with the minimum standards for continued listing. On July 13, 2001, we filed a Current Report on Form 8-K/A containing our unaudited May 31, 2001 balance sheet on a pro forma basis reflecting the closing of the transaction with Elan and EIS. On July 16, 2001, we were notified by Nasdaq that they deemed us to be in compliance with the net tangible assets/market capitalization/net income requirement and all other requirements necessary for continued listing on the Nasdaq SmallCap Market. However, we may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has not been below $1.00 for a thirty day period. However, the closing bid price has been below $1.00 for 21 days ending on April 30, 2001 and as recently as October 2001 for a five day period ending on October 26, 2001. Our market capitalization is above $35 million as of April 2, 2002 but has been below $35 million as recently as December 2001. Our net tangible assets and equity as reported in the unaudited financial statements are less than $2,000,000 and $2,500,000, respectively, as of December 31, 2001.

         If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheets." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

         Approximately 12,879,513 shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The Company has filed a registration statement on Form S-3, which is not yet effective, with respect to 7,233,266 shares of the approximately 12,879,513 restricted securities, as well as with respect to shares issued upon the exercise of warrants. In addition, the Company has seven S-3 Registration Statements which are currently effective.

         The sale of these restricted shares and the registered shares shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

BECAUSE OUR CURRENT MANAGEMENT CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY HAVE SUBSTANTIAL CONTROL OVER US.

         The holders of the common stock do not have cumulative voting rights. Our directors, one of whom is an executive officer of GlycoGenesys, own approximately 9.6% collectively of the outstanding shares of common stock. These stockholders can substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. One of the conditions of the transactions between us, Elan and EIS requires that we expand our board of directors to six members on the next regularly scheduled stockholders' meeting at which time EIS may appoint one director. EIS has currently decided not to appoint a director at the next regularly scheduled stockholders' meeting, but may choose to do so in the future. If EIS appoints a director, members of the board of directors and their affiliates shall own approximately 18.5% of the outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS were to have converted or exercised all of our securities held by it, the members of our board of directors and their affiliates would own approximately 32.9% of the outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS. This percentage would increase if we were to sell additional shares of our Series B preferred stock to EIS. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

         The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ--Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending March 31, 2002, our common stock has traded at prices ranging from $0.55 to $2.43 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech and pharmaceutical industries, may have a significant impact on the market price of our common stock.

         In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Current market conditions are particularly unstable and there is a large degree of uncertainty at this time. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could negatively impact the price of our common stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This Annual Report on Form 10-K contains unaudited financial statements for the year ended December 31, 2001 in lieu of audited financial statements for such period because the Company elected not to have Arthur Andersen LLP issue a manually signed audit report in respect of the Company's financial statements for the year ended December 31, 2001 in reliance on Securities and Exchange Commission Release No. 34-45589. The Company intends to file financial statements for the year ended December 31, 2001 audited by filing an amendment to this Annual Report on Form 10-K by May 31, 2002.

No auditor has opined that the Company's unaudited financial statements for the year ended December 31, 2001 present fairly, in all material respects, the financial position, the results of operations, cash flows and the changes in stockholder's equity of the Company in accordance with generally accepted accounting principles. The audited financial statements and the notes thereto to be filed by May 31, 2002 may differ from the unaudited financial statements and the notes thereto contained herein.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                    UNAUDITED


                                                     December 31,
                                                     ------------
                                                  2000           2001
                                                  ----           ----
CURRENT ASSETS:
 Cash and cash equivalents                     $2,547,353     $7,977,910
 Stock subscription receivable                  2,000,000           --
 Due from
   SafeScience Newco, Ltd. (Note 1(f))                --          177,646
 Prepaid expenses and other current assets        288,134        271,899
                                               ----------     ----------
 Total current assets                           4,835,487      8,427,455
                                               ----------     ----------
PROPERTY AND EQUIPMENT, AT COST:
 Computer, office and laboratory equipment        455,994        469,253
 Furniture and fixtures                           281,274        284,748
 Motor vehicles                                    25,026         25,026
                                               ----------     ----------
                                                  762,294        779,027
  Less-accumulated depreciation                   324,932        437,844
                                               ----------     ----------
                                                  437,362        341,183
                                               ----------     ----------
OTHER ASSETS:
 Notes receivable-related parties (Note 2)        128,659           --
 Restricted cash (Note 1d)                        108,128        108,128
 Deposits                                         269,481         79,831
                                               ----------     ----------
 Total other assets                               506,268        187,959
                                               ----------     ----------
Total assets                                   $5,779,117     $8,956,597
                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                    UNAUDITED

                                                                            December 31,
                                                                       2000              2001

CURRENT LIABILITIES:
Accounts payable                                                     1,360,615         1,094,872
  Accrued liabilities                                                  797,964         1,370,364
  Net liabilities of discontinued
    operations                                                         908,571           326,780
                                                                  ------------      ------------
Total current liabilities                                            3,067,150         2,792,016
                                                                  ------------      ------------
Other equity                                                           866,216              --

   Preferred stock, $0.01 par value
     Authorized - 5,000,000 shares
       Series A convertible, exchangeable preferred
         Stock, 7,500 authorized;
         4,944.44 and no shares issued and outstanding as
         of December 31, 2001 and 2000, respectively
         (liquidation value $12,419,273 and $0, at
         December 31, 2001 and 2000, respectively)                        --          12,419,273
       Series B convertible preferred stock, $0.01 par
         value; 6,000 authorized;
         862.70 and -0- shares issued and outstanding as of
         December 31, 2001 and 2000,respectively
         (liquidation value $1,466,601 and $0 at
         December 31, 2001 and 2000, respectively                         --           1,341,224
       Series C convertible preferred stock, $0.01 par value
         1,117 authorized;
         1,116.79 and -0- shares issued and outstanding as of
         December 31, 2001 and 2000, respectively                         --           1,331,330
                                                                  ------------      ------------
Commitments and Contingencies (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value
  Authorized - 100,000,000 shares

  Issued and outstanding - 33,568,952 and 23,998,504 shares
    at December 31, 2001 and 2000, respectively                        239,985           335,690
Additional paid-in capital                                          48,243,184        60,100,645
Note receivable from officer (Note 2)                              (2,6750,000)       (2,675,000)
Accumulated deficit                                                (43,962,418)      (66,688,581)
                                                                  ------------      ------------
Total stockholders' equity                                           1,845,751        (8,927,246)
                                                                  ------------      ------------
Total liabilities and stockholders' equity                        $  5,779,117      $  8,956,597
                                                                  ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                      Consolidated Statements of Operations
                                    UNAUDITED


                                                                             Years Ended December 31,
                                                                --------------------------------------------------
                                                                     1999             2000              2001
                                                                     ----             ----              ----
Operating Expenses:
Research and development                                        $  3,929,898      $  6,182,150      $  4,291,064
General and administrative                                         5,837,861         4,093,507         4,045,088

Restructuring charge (note 3)                                           --           1,478,956          (177,283)

 Operating loss                                                   (9,767,759)      (11,754,613)       (8,158,869)
                                                                ------------      ------------      ------------

OTHER (EXPENSE) INCOME:
 Equity in loss of SafeScience Newco, Ltd.
                                                                        --                --         (14,188,470)
 Other expense                                                        (8,063)         (243,373)          (33,345)
 Interest income                                                     353,492           216,842           187,721
                                                                ------------      ------------      ------------
    Total other (expense) income                                     345,429           (26,531)      (14,034,094)
                                                                ------------      ------------      ------------

Loss from continuing operations                                   (9,422,330)      (11,781,144)      (22,192,963)

Loss from discontinued operations                                 (2,879,388)       (5,489,167)         (533,200)

    Net loss                                                     (12,301,718)      (17,270,311)      (22,726,163)
Accretion of preferred stock dividend                                   --                --            (404,273)
                                                                ------------      ------------      ------------
Net loss applicable to common
   Shareholders                                                 $(12,301,718)     $(17,270,311)     $(23,130,436)
                                                                ============      ============      ============

Basic and diluted net loss per common share from continuing
operations                                                             (0.59)            (0.64)            (0.80)
                                                                ============      ============      ============

Basic and diluted net loss per common share from
discontinued operations                                                (0.18)            (0.30)            (0.02)
                                                                ============      ============      ============

Net loss applicable to common
   Shareholders                                                        (0.77)            (0.94)            (0.84)
                                                                ============      ============      ============

Weighted average number of common shares outstanding
                                                                  16,060,783        18,314,819        27,612,020
                                                                ============      ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                    UNAUDITED


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Additional
                                                 Common Stock           Series A          Series B        Series C        Paid-In
                                                                     Preferred Stock  Preferred Stock  Preferred Stock    Capital
------------------------------------------------------------------------------------------------------------------------------------
                                              Shares      Amount     Shares  Amount   Shares   Amount  Shares   Amount
BALANCE, DECEMBER 31, 1998                  14,107,216   $141,072       --     --       --       --      --       --    $17,749,766

Options exercised                               78,877        789       --     --       --       --      --       --       (116,731)

Expense associated with options granted to
    non-employees                                   --         --       --     --       --       --      --       --        528,233

Private placements, net of finders fee of
    $445,259 includes 1,112 shares for
    payment)                                 1,615,706     16,157       --     --       --       --      --       --      9,119,944

Stock issued for services                      218,276      2,183       --     --       --       --      --       --      1,413,727

Warrants exercised                             545,396      5,454       --     --       --       --      --       --      1,812,374

Notes receivable from issuance of common
    stock                                      250,000      2,500       --     --       --       --      --       --      2,672,500

Common stock issued as legal settlement         20,453        204       --     --       --       --      --       --        306,590

Net loss                                            --         --       --     --       --       --      --       --             --

                                                                                                         --       --

BALANCE, DECEMBER 31, 1999                  16,835,924   $168,359       --     --       --       --      --       --    $33,719,865

Private Placements                           4,778,184     68,142       --     --       --       --      --       --     14,783,101

Cashless exercise of warrants                2,262,256      2,262       --     --       --       --      --       --         (2,262)

Reclassification to other equity                    --         --       --     --       --       --      --       --       (866,216)

Exercise of common stock options                44,376        444       --     --       --       --      --       --           (444)

Common stock issued for services and wages      93,287        933       --     --       --       --      --       --        804,562

Common stock redeemed in payment of notes
    receivable                                 (15,523)      (155)      --     --       --       --      --       --       (195,422)

Net loss                                            --         --       --     --       --       --      --       --             --

BALANCE, DECEMBER 31, 2000                  23,998,504    239,985       --     --       --       --      --       --     48,243,194

Common stock issued as part of private
placements, net of $906,227 in issuance      5,624,515     56,246       --     --       --       --      --       --      6,585,044
costs

Common stock issued pursuant to exercise of
warrants                                       765,526      7,655       --     --       --       --      --       --        858,911

Common stock issued for license purchase       160,000      1,600       --     --       --       --      --       --        198,400

Exercise of common stock options               195,000      1,950       --     --       --       --      --       --        276,134

Common stock issued for services and wages     125,406      1,254       --     --       --       --      --       --        104,835

Amortization of value of warrants issued
for license                                         --         --       --     --       --       --      --       --      1,046,730

Series A Preferred                                  --         --  4,944.44    49       --       --      --       --     12,014,951

Accreted dividends Series A Preferred               --         --       --     --       --       --      --       --       (404,273)

Series B Preferred, net of $125,377 in
issuance costs                                      --         --       --     --     862.71      9      --       --      1,341,215

Common stock issued as part of private
placements, net of $318,330 in issuance      2,700,000     27,000       --     --       --       --      --       --      3,191,670
costs

Series C Preferred, net of $131,670 in
issuance costs                                      --         --       --     --       --       --  1,116.79     11      1,331,319

Beneficial conversation feature associated
with Series C Preferred stock                       --         --       --     --       --       --      --       --             --

Reclassification to other equity                    --         --       --    (49)      --       (9)     --      (11)   (14,687,485)

Net loss                                            --         --       --     --       --       --      --       --             --

BALANCE, DECEMBER 31, 2001                  33,568,952   $335,690  4,944.44  $ --   862.71     $ --  1,116.79   $ --    $60,100,645




                                                               Stockholder
                                           Note Receivable     Accumulated          Equity
                                            from Officer         Deficit           (Deficit)
BALANCE, DECEMBER 31, 1998                            --      $(14,390,389)        $3,500,449

Options exercised                                     --                --            117,520

Expense associated with options granted to
    non-employees                                     --                --            528,233

Private placements, net of finders fee of
    $445,259 includes 1,112 shares for
    payment)                                          --                --          9,136,101

Stock issued for services                             --                --          1,415,910

Warrants exercised                                    --                --          1,817,828

Notes receivable from issuance of common
    stock                                     (2,675,000)               --                 --

Common stock issued as legal settlement               --                --            306,794

Net loss                                              --       (12,301,718)       (12,301,718)

BALANCE, DECEMBER 31, 1999                   $(2,675,000)      (26,692,107)       $ 4,521,117


Private Placements                                    --                --         14,851,243

Cashless exercise of warrants                         --                --                 --

Reclassification to other equity                      --                --           (866,216)

Exercise of common stock options                      --                --                 --

Common stock issued for services and wages            --                --            805,495

Common stock redeemed in payment of notes
    receivable                                        --                --           (195,577)

Net loss                                              --       (17,270,311)       (17,270,311)

BALANCE, DECEMBER 31, 2000                    (2,675,000)      (43,962,418)         1,845,761

Common stock issued as part of private
placements, net of $906,227 in issuance               --                --          6,641,290
costs

Common stock issued pursuant to exercise of
warrants                                              --                --            866,566

Common stock issued for license purchase              --                --            200,000

Exercise of common stock options                      --                --            278,084

Common stock issued for services and wages            --                --            106,089

Amortization of value of warrants issued
for license                                           --                --          1,046,730

Series A Preferred                                    --                --         12,015,000

Accreted dividends Series A Preferred                                                (404,273)

Series B Preferred, net of $125,377 in
issuance costs                                        --                --          1,341,224

Common stock issued as part of private
placements, net of $318,330 in issuance               --                --          3,218,670
costs

Series C Preferred, net of $131,670 in
issuance costs                                        --                --          1,331,330

Beneficial conversation feature associated
with Series C Preferred stock                         --                --                 --

Reclassification to other equity                      --                --        (14,687,554)

Net loss                                              --       (22,726,163)       (22,726,163)

BALANCE, DECEMBER 31, 2001                   $(2,675,000)     $(66,688,581)      $ (8,927,246)




The accompanying notes are an integral part of these consolidation financial statements

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                      Consolidated Statements of Cash Flows
                                    UNAUDITED


                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                         1999             2000               2001
                                                                         ----             ----               ----
Cash Flows from Operating Activities:
Net loss                                                            $(12,301,718)     $(17,270,311)     $(22,726,163)
Adjustments to reconcile net loss to net cash used in operating activities:
  Operating expenses paid in common stock, options and warrants        2,367,871           805,495           382,222
  Amortization of value of warrants issued for
   license                                                                  --                --           1,046,730
  Common stock issue for license purchase                                   --                --             200,000
  Compensation charges related to loan forgiveness
                                                                            --             336,768              --

  Equity adjustment in SafeScience Newco, Ltd.                              --                --          14,188,470
  Depreciation and amortization                                          125,563           160,662           112,912
Changes in assets and liabilities:
   Due from Elan International Services, Ltd.                               --                --            (177,646)
   Prepaid expenses and other current assets                             (57,386)         (118,075)           16,236
   Accounts payable                                                       80,649         1,033,153          (265,743)
   Accrued liabilities                                                   459,503           133,044           396,990
   Net assets of discontinued operations                                (724,060)          724,060              --
   Net Liabilities of discontinued operations                               --             908,571          (581,791)
                                                                    ------------      ------------      ------------
     Net cash used in operating and                                  (10,049,578)      (13,286,633)       (7,407,783)
       discontinued activities
                                                                    ------------      ------------      ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                    (364,450)         (138,913)          (16,733)
  Deposits                                                               (12,741)         (255,411)          189,650
  Loans to related parties                                              (574,178)             --             128,659
                                                                    ------------      ------------      ------------
Net cash provided by (used in) investing activities                     (951,369)         (394,324)          301,576
                                                                    ------------      ------------      ------------

Cash Flows from Financing Activities:
Payments on notes payable                                                (15,908)             --                --
Stock subscription receivable                                               --          (2,000,000)             --
Proceeds from sale of common stock, net of
  issuance costs                                                       9,136,101        14,851,243         6,643,240
Proceeds from exercise of warrants                                     1,818,413              --               1,950
Proceeds from exercise of options                                           --                --                 350
Proceeds from sale of common stock, net of issuance costs
                                                                            --                --           3,218,670
                                                                    ------------      ------------      ------------
Proceeds from sale of Series C preferred stock, net of issuance
    costs                                                                   --                --           1,331,330
                                                                    ------------      ------------      ------------
Proceeds from sale of Series B preferred stock, net of issuance
    costs                                                                   --                --           1,341,224
                                                                    ------------      ------------      ------------
Net cash provided by financing activities                             10,938,606        12,851,243        12,536,764
                                                                    ------------      ------------      ------------

Net increase in cash and cash equivalents                                (62,341)         (829,714)        5,430,557

Cash and Cash Equivalents, beginning balance                           3,439,408         3,377,067         2,547,353
                                                                    ------------      ------------      ------------
Cash and Cash Equivalents, ending balance                              3,377,067         2,547,353         7,977,910
                                                                    ============      ============      ============

Supplemental disclosure of noncash financing activities:
  Issuance of common stock upon
    exercise of adjustable warrant                                          --                --        $    866,216
                                                                    ============      ============      ============
  Series A preferred stock issued for
   investment in SafeScience Newco, Ltd.                                    --                --        $ 12,015,000
                                                                    ============      ============      ============
  Liabilities for restructuring expenses settled by issuance of
common stock                                                                --                --        $    174,510
                                                                    ============      ============      ============
  Beneficial conversion feature associates with
     Series C Preferred Stock                                               --                --        $    262,064
                                                                    ============      ============      ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $        319      $      3,451      $     33,345
                                                                    ============      ============      ============
  Exchange of common stock for notes receivable                     $       --        $    195,577      $       --
                                                                    ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

(1) SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

GlycoGenesys, Inc. ("the Company," formerly known as SafeScience, Inc.) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries:
International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products and related technologies in connection with oncology and other life threatening and/or debilitating diseases. SafeScience Products, Inc. develops agricultural products, some of which are also based upon carbohydrate chemistries. The therapeutic products will be either licensed from or jointly developed with third parties. GlycoGenesys, Inc., International Gene Group, Inc. and SafeScience Products, Inc. maintain an office in Boston, Massachusetts.

         As of December 31, 2001, the Company has an accumulated deficit of $66,688,581. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. We may receive approximately $10 million of additional funds from Elan International Services, Ltd. ("EIS")for the development of GCS-100 pursuant to our agreement with EIS. However, we will not receive additional capital from EIS unless we agree with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Other than the $5,600,000 raised during January 2002, the Company has not obtained commitments from any existing or potential investors to provide additional financing as of April 16, 2002. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. There is doubt that the Company will have the ability to continue as a going concern.

Principal risks to the Company include the successful development and marketing of pharmaceutical products, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies (See "Risk Factors").

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

On January 29, 2001 GlycoGenesys announced that it had retained Burrill & Company, a leading private merchant bank focused exclusively on the life sciences, to assist in the process of determining appropriate alternatives for its consumer, commercial and agricultural product areas. GlycoGenesys has since discontinued operation of its consumer and commercial product business. The opportunity to acquire the Company's agricultural products including Elexa-4, derivatives thereof, and Bb447 are being offered to enterprises with product portfolios which are similar in function and performance to Elexa-4.

On February 23, 2001 the Company announced the discontinuation of its consumer and commercial operations. The cost of disposing of the business assets and the expenses incurred during the phase out period is approximately $2,283,200.

(b) Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operational expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2001 and 2000 include approximately $664,587 and $653,478 in cash and approximately $7,313,323 and $1,893,875 in cash equivalents, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(e) Depreciation

The Company provides for depreciation using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset                                                            Estimated
Classification                                                  Useful Life

Computer, office and laboratory equipment                       3 - 5 years
Furniture and fixtures                                            7 years
Motor vehicles                                                    4 years

(f) Research and Development

Research and development costs, which consist primarily of expenses for clinical trials, preclinical research, drug manufacturing for clinical trials, sponsored research, consultants, supplies and testing, are charged to operations as incurred. In July 2001, the Company and Elan International Services, Ltd. formed a joint venture in Bermuda, (SafeScience Newco, Ltd.) for the purpose of furthering the development of its drug candidate GCS-100 in the field of oncology. The joint venture may be provided funding from EIS and the Company up to $12,000,000 to complete its research and development plan. The Company's share of these expenses is equal to its equity interest in the joint venture of 80.1%. The Company may fund its share of the research and development expense out of its available funds or by issuing shares of its Series B Preferred Stock to EIS. In either case, the proceeds are provided to SafeScience Newco, Ltd. as an unconditional gift for the purpose of funding the research and development costs incurred. On December 31, 2001, the Company sold 862.70647 shares of Series B Preferred Stock to EIS for $1,466,601, which represented its share of the joint venture's research and development expenses of $1,830,962 for the four months ended October 31, 2001. At December 31, 2001, the balance due from SafeScience Newco, Ltd. represents 19.1% of the $892,693 due for the period.

(g) Net Loss Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive. Antidilutive securities that are not included in diluted net loss per common share were 16,467,965, 3,828,521, and 660,424 for 2001, 2000 and 1999, respectively.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

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

(i) Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. Due to the discontinuation of consumer and commercial products business, the Company operates in one segment.

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

The estimated fair value of the Company's capital lease obligations approximates its carrying value based upon the current rates offered to the Company for similar type arrangements. As of December 31, 2001 and December 31, 2000, there were no capital lease obligations.

(l) Post Retirement Benefits

The Company has no obligations for post retirement benefits.

(m) Reclassification

Certain items in the prior years consolidated financial statements have been reclassified to conform to their 2001 presentation. Marketing expenses for the years ended December 31, 1999 and 2000 have been reclassified as research and development because they relate to development of Elexa-4 and Bb447.

(n) Advertising Costs- The Company had no advertising expenses during the fiscal year ended December 31, 2001.

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

(p) Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method -

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually.

Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which will become effective for the Company on January 1, 2002. The effects of adopting these standards have not been completely determined.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for the Company on January 1, 2003. The effects of adopting this standard have not been determined.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. The provisions of SFAS 144 will be come effective for the Company on January 1, 2002. The effects of adopting this standard have not been determined.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(2) Note Receivable From Officer

On June 15, 1999, the Company entered into a transaction whereby a senior executive relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to the executive a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned the executive an amount representing the entire exercise price. The principal balance of this note receivable from the issuance of common stock represents 80% of the value of the purchase price of $3,343,750 for the shares issued or $2,675,000 and accrues interest at 4.92% per annum, compounded semi-annually. The difference of $668,750 was recorded as a non-cash compensation expense. The executive has pledged the 250,000 shares of common stock as collateral. The note is non-recourse and is secured only by the pledged shares. All outstanding principal, together with accrued interest on the unpaid principal balance of this note, will be due on June 15, 2004. The balance outstanding at December 31, 2001 is $2,675,000 and is shown in the accompanying statement of stockholders' equity.

(3)      RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce the size and realign its organization to conform with strategic changes. The major components of the restructuring relates to the elimination of approximately 8 employees across the following functions: sales and marketing
(6), general and administrative (1), and research and development (1). Components of the charge include severance and other related expenses. At December 31, 2001 approximately $258,200 of accrued restructuring charges remained which is comprised of severance costs. Approximately $372,000 of the expense has been paid by the issuance of common stock. The total cash paid through December 31, 2001 was approximately $750,000.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

         Restructuring reserve activities for the twelve months ended December 31, 2000 and 2001 were as follows:

                                  ($ Millions)
--------------------------------------------------------------------------------------------------------------------------------
                                             Reductions in           Revised           Paid through          Remaining Balance
                           Estimated           Estimated            Estimated          December 31,             December 31,
                            Expense              Expense             Expense               2000                    2000
--------------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                      $1.41              $(0.25)              $1.16                $(0.73)                  $0.43
--------------------------------------------------------------------------------------------------------------------------------
Potential Litigation

                                0.10                   -                0.10                     -                    0.10
--------------------------------------------------------------------------------------------------------------------------------
Other                           0.22                   -                0.22                 (0.22)                      -
                                ----               -----                ----                 ------                   ----
--------------------------------------------------------------------------------------------------------------------------------
Total                          $1.73              $(0.25)              $1.48                $(0.95)                  $0.53
                               =====              =======              =====                =======                  =====
--------------------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------------
                        Remaining Balance     Reductions in                             Paid through          Remaining Balance
                          December 31,          Estimated                               December 31,             December 31,
                              2000               Expense                                   2000                    2000
--------------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                      $0.43              $    -                                   $(0.18)                  $0.25
--------------------------------------------------------------------------------------------------------------------------------
Potential Litigation

                                0.10               (0.10)                                       -                       -
--------------------------------------------------------------------------------------------------------------------------------
Other                              -                   -                                        -                       -
                                ----               -----                                    ------                    ----
--------------------------------------------------------------------------------------------------------------------------------
Total                          $0.53              $(0.10)                                   $(0.18)                  $0.25
                               =====              =======                                   =======                  =====
--------------------------------------------------------------------------------------------------------------------------------

 (4)     STOCKHOLDERS'EQUITY

     (a) Authorized Shares

The authorized capital stock of GlycoGenesys, Inc. consists of 105,000,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 37,064,044 were outstanding as of December 31, 2001 and 5,000,000 shares of preferred stock of which 6,924 shares were outstanding as of December 31, 2001.

     (b) Sales of Common Stock

In 1999, the Company sold 1,399,101, 307,500, and 216,605 shares of common stock for $4.50, $3.50 and $ 15.24 weighted average price per share, respectively. The Company also issued 545,396 shares of common stock for warrants exercised at an average of $ 3.333 per share.

In 2000, the Company sold 484,429, 333,334 and 3,960,421 shares of common stock at $ 14.45, $12.00 and $1.1875 per share, respectively. The Company also issued 2,262,256 shares of common stock for warrants exercised on a cashless basis.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

In 2001, the Company sold 775,000, 2,700,000, and 470,370 and 4,280,362 shares of common stock at a weighted average price of $1.13, $1.31, $1.35 and $1.33 per share, respectively. The Company also issued 729,445 shares of common stock for warrants exercised on a cashless basis.

(c) Stock Option Plans

The Company has a Nonqualified Stock Option Plan (1996 Plan) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from May 1, 1996. The Company may issue these options to its officers, directors, employees and consultants. As of December 31, 2001, no shares were available for future grant.

Effective December 1, 1998, the Company adopted the 1998 Stock Option Plan (1998
Plan) under which 600,000 shares of common stock were reserved for issuance under option agreements. As with the 1996 Plan, the exercise price of the each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from December 1, 1998. As of December 31, 2001, no shares were available for future grant.

Effective June 7, 2000, the Company adopted the 2000 Stock Incentive Plan under which 1,000,000 shares of common stock were reserved for issuance under option agreements. On June 5, 2001, the plan was amended to increase the number to 2,250,000 shares of common stock reserved for issuance under option agreements. As with the 1998 Plan, the exercise price of the each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2001, options to purchase 1,502,970 shares were available for future grant.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

The following table summarizes all stock option activity to employees and consultants for services as of December 31, 2001.

                                                                  Weighted
                                                                  Average
                                                    Number        Exercise Price
                                                    Of Shares     Per Share

Balance, December 31, 1999                            585,424      $ 10.42
  Granted                                             768,357         4.22
  Exercised                                           (44,376)        0.00
  Cancelled                                          (145,988)       13.00
                                                    ---------      -------
Balance, December 31, 2000                          1,163,417         6.39
  Granted                                             425,629         0.72
  Exercised                                          (195,000)        0.00
  Cancelled                                          (265,504)        4.14
                                                    ---------      -------
Balance, December 31, 2001                          1,118,542      $  5.69
                                                    =========      =======

Exercisable at December 31, 1999                      561,424      $ 10.42
                                                    =========      =======

Exercisable at December 31, 2000                      596,236      $  8.89
                                                    =========      =======

Exercisable at December 31, 2001                      861,869      $  6.33
                                                    =========      =======

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2001:

                                   ---------Options Outstanding----------               ---Options Exercisable---

                                                      Weighted
                                                      Average          Weighted
                                       Number        Remaining         Average           Number        Weighted Average
Range of Exercise Prices            Outstanding   Contractual Life  Exercise Price      Exercisable    Exercise Price
$    0.0100    $   0.9500             20,500            7.39            $ 0.23             20,500          $ 0.23
$    1.4700    $   1.4700            183,500            9.72            $ 1.47            183,500          $ 1.47
$    1.7800    $   1.7800            140,000            5.97            $ 1.78             46,655          $ 1.78
$    2.3500    $   3.0000            134,267            8.12            $ 2.58            102,668          $ 2.65
$    3.4375    $   3.4375             73,079            1.81            $ 3.43             73,079          $ 3.43
$    4.9700    $   4.9700            225,000            8.53            $ 4.97             93,747          $ 4.97
$    5.5000    $  12.6250             67,272            6.34            $ 6.22             66,796          $ 6.18
$   13.3750    $  13.3750            263,442            0.51            $13.37            263,442          $13.38
$   13.6880    $  17.8125             11,040            0.99            $15.21             11,040          $15.22
$   20.7500    $  20.3750                442            1.53            $20.37                442          $20.38
                                   ---------            ----            ------            -------      ----------

$    0.0100    $  20.3750          1,118,542            5.80            $ 5.69            861,869          $ 6.33
                                   =========            ====            ======            =======      ==========

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(d) Pro Forma Disclosures of Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1999, 2000 and 2001 using the Black-Scholes option pricing model. The weighted average assumptions used for 1999, 2000 and 2001 are as follows:

                                                  1999        2000          2001
  Risk-free interest rate                         5.8%       5.17%        4.302%
  Expected dividend yield                           -           -             -
  Expected life                                5 years     5 years     9.3 years
  Expected volatility                              60%        150%         99.5%
  Weighted average fair value
    of options granted                          $ 8.84      $ 2.44        $ 1.36

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net loss would have been as follows:

                                               1999                       2000                      2001
   As reported
     Net loss applicable to
       common shareholders                $ (12,301,718)             $ (17,270,311)            $ (23,130,436)
                                          ==============             ==============            ==============

   Pro forma
     Net loss applicable to
       Common shareholders                $ (12,792,904)             $ (17,819,118)            $ (23,708,592)
                                          ==============             ==============            ==============

   Basic and diluted net
     loss per common share                $       (0.77)             $       (0.94)            $       (0.84)
                                          ==============             ==============            ==============

   Pro forma
   Basic and diluted net

     loss per common share                $       (0.80)             $       (0.97)            $       (0.87)
                                          ==============             ==============            ==============

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(e) Warrants

The following table summarizes all warrant activity in connection with equity financing as of December 31, 2001:

                                                  Warrants
                                                              Weighted
                                                              Average
                                       Number of            Exercise Price
                                         Shares               Per Share
Balance, December 31, 1999                  75,000            $    10.40
  Granted                                2,610,104                  3.84
  Exercised                             (2,262,256)                 0.00
  Expired                                  (20,000)                 6.00
                                       -----------            ----------
Balance, December 31, 2000               2,665,104            $     4.03
  Granted                                6,385,857                  1.51
  Exercised                               (765,526)                 0.00
  Cancelled                                (58,205)                11.33
                                       -----------            ----------
Balance, December 31, 2001               8,227,230            $     2.40
                                       ===========            ==========
Exercisable, December 31, 1999              75,000            $    12.40
                                       -----------            ----------
Exercisable, December 31, 2000           2,665,104            $     4.03
                                       -----------            ----------
Exercisable, December 31, 2001           7,400,667            $     2.54
                                       ===========            ==========

Warrants issued to certain investors contain anti-dilution provisions which require the exercise price to be adjusted for securities transactions sold at prices lower than the then current exercise price.

In January 2001, the Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 that vest in quarterly installments over two years. On November 7, 2001, the Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 125,000 shares of common stock at $1.15 that vest through January 26, 2003.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

Series A Preferred Stock

         Our articles of incorporation provides for the issuance of up to 7,500 shares of Series A Preferred Stock, of which 4,944.44 shares are outstanding, and contains the designations, preferences and relative rights, qualifications and restrictions of the Series A Preferred Stock.

         Dividends

         The Series A Preferred Stock receives a 7% annual dividend, payable in kind. If our board of directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior or pari passu to the Series A Preferred Stock, the holders of Series A Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A Preferred Stock could be converted on the record date for such dividend.

         Liquidation

         Upon our liquidation, dissolution or winding up, upon a change in control approved by the Board of Directors or a sale of all or substantially all of the assets of the Company, the holders of Series A Preferred Stock will be entitled to receive before any distribution or payment is made to the holders of Common Stock or any other series of preferred stock ranking, as to liquidation rights, junior to the Series A Preferred Stock, and subject to the liquidation rights and preferences of any class or series of preferred stock senior to, or on a parity with, the Series A Preferred Stock as to liquidation preferences, an amount equal to $2,430 per share, as adjusted for stock splits, stock dividends, recapitalizations and the like, plus any accrued and unpaid dividends.

         If, upon our liquidation, dissolution or winding up, our assets and funds available for distribution to our stockholders are insufficient to pay the holders of Series A Preferred Stock the full amounts to which they are entitled, then the holders of Series A Preferred Stock will share ratably, together with the holders of capital stock with pari passu liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

         After payment is made in full to the holders of Series A Preferred Stock and the holders of capital stock with pari passu liquidation preferences, our remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series A Preferred Stock and the holders of capital stock with pari passu liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class of series of capital stock convertible into shares of Common Stock.

         Voting Rights

         Holders of Series A Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend our articles of incorporation so as to affect adversely the shares of Series A Preferred Stock,
(ii) change the rights of the holders of the Series A Preferred Stock in any other respect, or (iii) authorize, create, designate or issue of any additional equity securities having any rights that are senior or pari passu to the Series A Preferred Stock with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series A Preferred Stock, voting separately as a class.

         Conversion

         Each share of Series A Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into the number of shares of Common Stock equal to the Series A liquidation preference divided by $2.43. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in our articles of incorporation. In the event of a merger in which our stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series A Preferred Stock will automatically convert at our option or upon the election of the holders of at least a majority of the outstanding shares of Series A Preferred Stock, into Common Stock at the applicable conversion rate.

         Anti-Dilution Adjustments

         The conversion rate for the Series A Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of our Common Stock, and certain issuances of capital stock at below the lower of the Series A conversion price and the fair market value of the Common Stock as described in our articles of incorporation.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

         Redemption

         On July 11, 2007, we are required to redeem all of the outstanding shares of Series A Preferred Stock at a price per share equal to $2,430 per share plus any accrued and unpaid dividends, in either cash or by issuance of shares of Common Stock, or Common Stock and warrants with an aggregate fair market value equal to such redemption price.

         Exchange Rights

         The original purchaser (or any of its affiliates) of the Series A Preferred Stock shall have the right, exercisable at its option at any time to exchange all of the shares of Series A Preferred Stock for all the non-voting convertible preferred shares of SafeScience Newco, Ltd., a Bermuda exempted limited liability company, held by the Corporation and which shall be convertible into 50% of Newco's common shares on a fully-diluted basis (or, if such preferred shares of SafeScience Newco held by us shall have been converted prior to the exercise of this exchange right, the Series A Preferred Stock shall be exchangeable for the common shares of SafeScience Newco issued upon such conversion).

         Other than in the case of a required conversion of the Series A Preferred Stock, if any shares of the Series A Preferred Stock are converted into shares of Common Stock, this exchange right shall be cancelled. In the case of a required conversion of the Series A Preferred Stock, this exchange right shall remain valid and enforceable.

Series B Preferred Stock

         Our articles of incorporation provides for the issuance of up to 6,000 shares of Series B Preferred Stock, of which no shares are outstanding, and contains the designations, preferences and relative rights, qualifications and restrictions of the Series B Preferred Stock.

         Dividends

         The Series B Preferred Stock receives a 7% annual dividend, payable in kind. If our board of directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior or pari passu to the Series B Preferred Stock, the holders of Series A Preferred

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A Preferred Stock could be converted on the record date for such dividend.

         Liquidation

         Upon our liquidation, dissolution or winding up, upon a change in control approved by the Board of Directors or a sale of all or substantially all of the assets of the Company, the holders of Series B Preferred Stock will be entitled to receive before any distribution or payment is made to the holders of Common Stock or any other series of preferred stock ranking, as to liquidation rights, junior to the Series B Preferred Stock, and subject to the liquidation rights and preferences of any class or series of preferred stock senior to, or on a parity with, the Series B Preferred Stock as to liquidation preferences, an amount equal to $1,700 per share, as adjusted for stock splits, stock dividends, recapitalizations and the like, plus any accrued and unpaid dividends.

         If, upon our liquidation, dissolution or winding up, our assets and funds available for distribution to our stockholders are insufficient to pay the holders of Series B Preferred Stock the full amounts to which they are entitled, then the holders of Series B Preferred Stock will share ratably, together with the holders of capital stock with pari passu liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

         After payment is made in full to the holders of Series B Preferred Stock and the holders of capital stock with pari passu liquidation preferences, our remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series B Preferred Stock and the holders of capital stock with pari passu liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class of series of capital stock convertible into shares of Common Stock.

         Voting Rights

         Holders of Series B Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend our articles of incorporation so as to affect adversely the shares of Series B Preferred Stock,
(ii) change the rights of the holders of the Series B

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

Preferred Stock in any other respect, or (iii) authorize, create, designate or issue of any additional equity securities having any rights that are senior or pari passu to the Series B Preferred Stock with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series B Preferred Stock, voting separately as a class.

         Conversion

         Each share of Series B Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into the number of shares of Common Stock equal to the Series B liquidation preference divided by $1.70. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in our articles of incorporation. In the event of a merger in which our stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series B Preferred Stock will automatically convert at our option or upon the election of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, into Common Stock at the applicable conversion rate.

         Anti-Dilution Adjustments

         The conversion rate for the Series B Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of our Common Stock, and certain issuances of capital stock at below the lower of the Series B conversion price and the fair market value of the Common Stock as described in our articles of incorporation.

         Redemption

         Shares of Series B Preferred Stock are not redeemable.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

 Series C Preferred Stock

         Our articles of incorporation provides for the issuance of up to 1,117 shares of Series C Preferred Stock, of which 1,116.79 are outstanding, and contains the designations, preferences and relative rights, qualifications and restrictions of the Series C Preferred Stock.

         Dividends

         The Series C Preferred Stock do not bear a dividend.

         Liquidation

         Upon our liquidation, dissolution or winding up, upon a change in control approved by the Board of Directors or a sale of all or substantially all of the assets of the Company, the holders of Series C Preferred Stock will be entitled to receive, pari passu with the holders of Common Stock and subject to the rights of holders of senior classes or series of capital stock, our assets in proportion to the number of shares of Common Stock into which the Series C Preferred Stock held by such holder are convertible.

         Voting Rights

         Except as required by law, holders of Series C Preferred Stock are not entitled to vote on matters submitted to holder of the Common Stock or any other class of capital stock.

         Conversion

         Each share of Series C Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into 1,000 shares of Common Stock. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in our articles of incorporation. In the event of a merger in which our stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series C Preferred Stock will automatically convert at our option or upon the election of the holders of at least a majority of the outstanding shares of Series C Preferred Stock, into Common Stock at the applicable conversion rate.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

         Anti-Dilution Adjustments

         The conversion rate for the Series C Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations described in our articles of incorporation.

         Redemption

         Shares of Series C Preferred Stock are not redeemable.

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

         On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note is $2,675,000, and accrues interest at 4.92% per annum, compounded semi-annually. Mr. Salter pledged the 250,000 shares of common stock as collateral. The loan is non-recourse and is secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, will be due on June 15, 2004. The balance outstanding as of December 31, 2001 is $2,675,000.

         Mr. Hughes was granted options to purchase 25,000 shares of common stock at an exercise price of $2.35 per share on December 7, 2000. These options vested on a quarterly basis over one year commencing December 1, 2000. In addition, the Board has agreed to compensate Mr. Hughes for services rendered beyond his role as a director, effective October 1, 2001, in the amount of $1,200 per day, not to exceed $60,000 per year, and has received $8,100 in connection therewith for the period October 31, 2001 to December 31, 2001.

(6) COMMITMENTS AND CONTINGENCIES

(a) Clinical Trials

         During the first quarter of 2002, the Company retained Beardsworth Consulting Group, a full-service contract research organization, to support two projects: A Phase I dose escalation trial, and database transfer/management for the recently completed Phase II(a) trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts will be approximately $1,228,000 and be paid out over the next 9-12 months. In addition, costs associated with the Phase I dose escalation trial currently being conducted at Sharp Memorial Hospital will be approximately $545,000 paid over the next 9-12 months.

         The costs of these trials are intended to be qualified expenses of SafeScience Newco pursuant to our agreements with EIS and therefore potentially reimbursable to GlycoGenesys through the method described in Note 1(f) up to a maximum of approximately $10,200,000.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

 (b) Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in May 2005. The Company also leases certain equipment under operating leases.

Minimum future payments under the operating leases as of December 31, 2001 for each of the next four calendar years are approximately as follows:

Years ending December 31,     ($000)
------------------------------------
        2001                $   388
        2002                    407
        2003                    429
        2004                    449
        2005                     80
                            --------
                            $ 1,753
                            ========

Rent expense in the accompanying consolidated statements of operations was approximately $223,000, $395,000 and $388,000, in 1999, 2000 and 2001,
respectively. Additional rent expense of $346,000 was charged to discontinued operations for surplus space.

 (7) LICENSING AGREEMENTS

In September 2000, the Company entered into a sales and distribution agreement with BioSafe Technologies, Inc. of Denison, Texas, under which GlycoGenesys has the right to market the patented BioSafe head lice cleansing product in the consumer market within the United States, Mexico and Canada. The Company agreed to purchase $150,000 of product and had the right to extend the term of the agreement by purchasing product totaling approximately $312,500 before April 15, 2002. The Company and BioSafe Technologies agreed to terminate the license agreement on April 27, 2001.

         On January 26, 2001, the Company executed an agreement, which has been amended on May 14 and November 7, 2001, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to "GCS-100 Material" issued, developed, or applied for by Wayne State University and the Barbara Ann

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing patent portfolio, which consolidates the rights to all of the parties' existing GCS-100 intellectual property within the Company. Pursuant to this agreement, the Company made an initial payment of $300,000 upon signing the agreement and is required to make up to an additional $1,635,000 in license payments at the rate of 6% of cash raised through the sale of securities of the Company. To date the Company has paid license fees of $1,290,363 and owes license fees of $644,637 to be paid by July 11, 2002. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones.

         The Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 that vest in quarterly installments over two years. On November 7, 2001, the Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 125,000 shares of common stock at $1.15 that vest through January 26, 2003. During the year ended December 31, 2001, the Company recorded an expense of $1,046,730 related to the warrants which vested under this agreement and expense of $1,139,635 in payment of the 6% amount due on sales of securities.

         In order to maintain its rights under this agreement, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty
(30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application ("NDA") submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GCS-100.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

 (8) INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $62,511,942 which expire through 2021. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period.

The components of the Company's deferred tax asset follow:

                                                2000           2001
                                                ----           ----
Net operating loss carryforwards            $ 14,558,000   $25,174,000
Tax credit carryforwards                         456,000       682,000
Temporary differences                          2,672,000     1,671,000
                                            ------------   -----------
Total deferred tax assets                     17,686,000    27,527,000
Less valuation allowance                     (17,686,000)  (27,527,000)
                                            ------------   -----------
Deferred tax assets                         $          -   $         -
                                            ============   ===========

In evaluating realizability of these deferred tax assets, management has considered the Company's short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and it believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2000 and 2001. The increase in the valuation allowance during these periods primarily relates to the increase in the Company's net operating loss carryforwards.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(9) Employee Benefit Plan

The Company instituted the GlycoGenesys 401(k) Plan (the Plan) in 1998, pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Substantially all of the Company's employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company could match a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 1999, 2000 and 2001.

(10) Subsequent Events

During the first quarter of 2002, the Company has raised $5,650,666 in a private placement offering of common stock whereby 3,008,608 shares were sold at a weighted average price of $1.88 per share, as well as warrants to purchase 2,256,457 shares each at a weighted average price of $2.25 per share exercisable for five years, and warrants to purchase 903,243 shares at $0.01 per share.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

 (11) Quarterly Financial Data

In reliance on Securities and Exchange Commission Release No. 34-45589, the Company has elected to include unaudited financial data for the fiscal year ended December 31, 2001. The Company intends to file audited financial statements for the year ended December 31, 2001 audited by filing an amendment to this Annual Report on Form 10-K by May 31, 2002.

Quarterly financial data for 2000 and 2001 is summarized below.


                                                                              Quarters Ended

                                     Mar. 31,   June 30,    Sept. 30,   Dec. 31,    Mar. 31,    June 30,     Sept. 30,    Dec. 31,
                                  --------------------------------------------------------------------------------------------------
                                      2000        2000        2000        2000        2001        2001         2001         2001
                                  --------------------------------------------------------------------------------------------------
Operating expenses:
  Research and development              647         992       1,901         954         1,752         975          438        1,126
  General and administrative            915       1,212         942       1,025         1,328       1,062          781          875
  Restructuring charge                    0       1,731        (252)          0          (183)          0            0            5
Total expenses                        2,126       4,464       2,853       2,312         2,897       2,037        1,220        2,006
 Operating loss                      (2,126)     (4,464)     (2,853)     (2,312)       (2,897)     (2,037)      (1,220)      (2,006)
OTHER INCOME/(EXPENSE):
 Other income

  Other income/Other expense              0           0           0           0            (6)        (19)          (6)          (2)
  Interest income                        21         107          57          31            28           2           20           15
  Other income                            0           0           0           0             0           0            0          123
Total other income                       21         107          57          31            22         (17)          14          136
 Other expense
  Equity in loss of SS Newco              -           -           -           -             0           0       13,146        1,043
  Preferred stock dividend accret         -           -           -           -             0           0          189          215
  Interest expense                       33         188           1          22             -           -            -            -
Total other expense                      33         188           1          22             0           0       13,335        1,258
Total other income (expense)            (12)        (81)         57           9            22         (17)     (13,321)      (1,083)
Loss from continuing

 operations                          (2,137)     (4,545)     (2,796)     (2,303)       (2,875)     (2,054)     (14,540)      (3,128)
Loss from discontinued
 operations                             561       1,147       1,276       2,506           187          58            0         (289)
Net loss                             (2,698)     (5,693)     (4,072)     (4,808)       (3,062)     (2,111)     (14,540)      (3,417)


                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                    UNAUDITED

                                     ASSETS

                                                                                   December 31,
                                                                                       2001
                                                                                  -------------
CURRENT ASSETS:

Cash                                                                              $    20,881
Prepaid expenses                                                                        2,250
                                                                                  -----------
       Total assets                                                               $    23,131

                                                                                  ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                  $   903,787
                                                                                  -----------
Total current liabilities                                                         $   903,787
                                                                                  ===========
STOCKHOLDERS' DEFICIT:
Non-redeemable convertible preferred stock, $1.00 par value

Authorized, issued and outstanding - 2,388 (EIS), 3,612 (GlycoGenesys)
  shares as of December 31, 2001 respectively                                     $     6,000


  Common Stock, $1.00 par value

  Authorized, issued and outstanding - 6,000 (GlycoGenesys) shares as
    of December 31, 2001                                                                6,000


  Additional Paid-in Capital

  Capital in excess of par value of stock                                          14,988,000
  Additional capital                                                                1,832,789
  Deficit accumulated during the development stage                                (17,713,445)
                                                                                  -----------
      Total stockholders' equity                                                     (880,656)
                                                                                  -----------
Total liabilities & stockholders' equity                                          $    23,131
                                                                                  ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                              For The Period
                                                              from Inception
                                                              (July 10, 2001)
                                                                  through
                                                             December 31, 2001
                                                             -----------------
Costs and Expenses:
 Research and development                                           2,694,894
 General and administrative                                        15,018,551
                                                                  -----------

     Net Loss applicable to common stockholders              $    (17,713,445)
                                                                  ===========

Basic and Diluted Net Loss per Common Share                  $         (2,952)
                                                                  ===========
Basic and Diluted Weighted Average Shares Outstanding                   6,000
                                                                  ===========



                 The accompanying notes are an integral part of
                          these financial statements.

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                    UNAUDITED

                                   Non-redeemable
                                    Convertible                                                         Deficit
                                  preferred stock        Common Stock                                 Accumulated
                                --------------------   -------------------- Additional      Due        During the       Total
                                  Number     $1.00       Number     $1.00    Paid-in        from       Development   Stockholder's
                                of Shares  Par Value   of Shares  Par Value  Capital    Stockholders     Stage         Equity
                                ---------  ---------   ---------  ---------  -------    ------------     -----         ------
Incorporation of the Company:
Issuance of non-redeemable
preferred stock                     6,000     $6,000        --         --   $7,494,000           --             --    $7,500,000
Issuance of common stock               --         --     6,000     $6,000    7,494,000           --             --     7,500,000
Capital contribution                   --         --        --         --    1,832,789           --             --     1,832,789
Net Loss                               --         --        --         --           --           --    (17,713,445)  (17,713,445)
                                    -----     ------     -----     ------  -----------  -----------   -------------  -----------
                                    6,000     $6,000     6,000     $6,000  $16,820,789           --   $(17,713,445)   $ (880,656)
                                    =====     ======     =====     ======  ===========  ===========   =============  ===========

                 The accompanying notes are an integral part of
                          these financial statements.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
 Notes to Financial Statements (including data applicable to unaudited periods)
                                December 31, 2001

(1) Operations

On July 10, 2001, GlycoGenesys, Inc. (GlycoGenesys, formerly known as SafeScience, Inc.) and Elan Corporation, plc and EIS International Services Ltd.
(EIS), formed SafeScience Newco, Ltd. (SafeScience Newco) in Bermuda. SafeScience Newco is owned by GlycoGenesys and EIS holding 80.1% and 19.9% (non-voting shares) interests, respectively. The primary objective of SafeScience Newco is the business of development, testing, registration, manufacturing, commercialization and licensing of GCS-100 as defined in the Subscription, Joint Development and Operating Agreement dated July 10, 2001 between EIS and GlycoGenesys.

On July 10, 2001, EIS purchased 4,944.44 shares of GlycoGenesys's Series A convertible exchangeable preferred stock (Series A Preferred Stock) for proceeds of $12,015,000. The Series A Preferred Stock is convertible, at EIS's option, into GlycoGenesys's common stock or exchangeable into shares representing a 30.1% interest in SafeScience Newco on a fully diluted basis. Upon the closing of GlycoGenesys's proposed initial public offering the Series A Preferred Stock automatically converts into GlycoGenesys common stock, which is also exchangeable, at EIS's option, into shares representing a 30.1% interest in SafeScience Newco on a fully diluted basis. Such exchange would increase EIS's ownership in SafeScience Newco to 50% on a fully diluted basis. GlycoGenesys used the proceeds of the Series A Preferred Stock sale to purchase its 80.1% interest in SafeScience Newco on a fully diluted basis. SafeScience Newco used these proceeds, along with proceeds from EIS's 19.9% investment, to pay
$15.0 million to EIS for a license giving the Joint Venture rights to use EIS's drug delivery technologies. Immediately, upon completing this transaction, the cost of the license was expensed as a research and development cost as the technology acquired had not yet reached technological feasibility and there was no future alternative use for the technology.

While GlycoGenesys owns 100% of the voting common stock, EIS has retained significant minority investor rights that are considered "participating rights" as defined in Emerging Issues Task Force (EITF) Issue 96-16, Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights. EIS's participating rights overcome the presumption that GlycoGenesys exercises control over SafeScience Newco.

Upon continued agreement of a business plan, and once agreement has been reached on funding, GlycoGenesys and EIS are required to contribute to SafeScience Newco in relation to their relative ownership interests (see Note 5). In July 2001, GlycoGenesys entered into an $9,612,000 stock subscription agreement (the Subscription Agreement) with EIS. The stock purchases under the Subscription Agreement are restricted for GlycoGenesys's funding of SafeScience Newco. As of December 31, 2001 there had been 862.71 shares purchased under the Subscription Agreement.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (continued)

SafeScience Newco is in the development stage and is devoting substantially all of its efforts toward product research and development. SafeScience Newco is subject to a number of risks similar to those of other development stage companies. Principal among these risks are the dependence on key individuals, the need to develop commercially usable products, competition from substitute products and larger companies, and the need to obtain adequate financing necessary from GlycoGenesys and EIS to fund further product development.

(2) Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

(a) Unaudited Interim Financial Statements

The accompanying financial statements as of December 31, 2001, for the period from inception (July 10, 2001) to December 31, 2001 are unaudited. These unaudited financial statements have been prepared on a going concern basis and include, in the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for the period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year or future periods.

(b) Fair Value of Financial Instruments

The carrying amounts of SafeScience Newco's financial instruments, which include the amounts due from stockholders and the amounts due to GlycoGenesys and EIS, approximate their fair value.

(c) Concentrations of Limited Suppliers

Certain materials used in SafeScience Newco's development process are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect SafeScience Newco's operating results.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(e) Research and Development Expenses

SafeScience Newco charges research and development expenses to operations as incurred.

(f) Net Loss per Share Basic and diluted net loss per common share is calculated by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Antidilutive securities, which consist of convertible preferred stock, aggregated to 6,000 shares as of July 10, 2001 and December 31, 2001, respectively.

(g) Comprehensive Loss

Comprehensive loss is defined as the change in stockholders' deficit during a period from transactions and other events and circumstances from non-owner sources. SafeScience Newco's net loss is equal to its comprehensive loss for all periods presented.

(h) Organization Costs

All organization costs have been expensed as incurred.

(i) Disclosures about Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, SafeScience Newco has viewed its operations and manages its business as principally one operating segment.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

(j) Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No.137 and SFAS No.138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No.133 did not have a material impact on SafeScience Newco's financial statements.

In July 2001, the FASB issued SFAS No.141, Business Combinations. SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No.141 is not expected to have a material impact on SafeScience Newco's financial statements.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets Under SFAS No.142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets will continue to be amortized over their respective useful lives under SFAS No.142. The adoption of SFAS No.142 is not expected to have a material impact on SafeScience Newco's financial statements.

(3) Income Taxes

Under current Bermuda law, SafeScience Newco is not required to pay any taxes in Bermuda on either income or capital gains. SafeScience Newco has received an undertaking from the Minister of Finance in Bermuda that, in the event of such taxes being imposed, SafeScience Newco will be exempt from taxation until the year 2016.

(4) Stockholders' Deficit

(a) Authorized Stock

SafeScience Newco has authorized capital stock of 12,000 shares, of which 6,000 are $1.00 par value common stock and 6,000 are $1.00 par value convertible preferred stock.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

(b) Common Stock

In July 2001, SafeScience Newco sold 6,000 shares of common stock at $1,250 per share resulting in net proceeds of $7,500,000.

(c) Convertible Preferred Stock

In July 2001, SafeScience Newco sold 6,000 shares of convertible preferred stock (Preferred Stock) at $1,250 per share resulting in net proceeds of $7,500,000. The rights, preferences and privileges of the Preferred Stock are as follows:

Voting Rights

Preferred stockholders do not have voting rights.

Dividends

Preferred stockholders are entitled to dividends as and when declared by the Board of Directors. Preferred stockholders are entitled to participate equally on a pro rata basis in any dividend declared for the holders of common stock.

Liquidation Preference

In the event of liquidation, dissolution or winding-up of SafeScience Newco and before any distribution to common stockholders and any prior series of preferred stock, the holders of Preferred Stock are entitled to receive $1,250 per share, respectively, plus all declared but unpaid dividends.

Conversion

Each share of Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustments for dilutive issuances of stock at any time after July 10, 2002.

(5) Related Party Transactions

SafeScience Newco's research and development and general and administrative costs were paid for directly by the SafeScience Newco stockholders. These transactions are in the normal course of operations and amounts payable to these stockholders are summarized as follows:

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

The following table summarizes SafeScience Newco's related party transactions:

                                        December 31,
                                            2001
                                        ------------
         Due to GlycoGenesys            $  892,691
         Due to EIS                     $   11,096
                                           -------
         Total                          $  903,787
                                           =======


These balances are unsecured and interest free with no set terms of repayment. They are classified as current liabilities as SafeScience Newco will reimburse GlycoGenesys and EIS upon its funding by its stockholders.

Due from stockholders represents the amounts required to be funded into SafeScience Newco as contributed capital by its stockholders. As of December 31, 2001, once agreement has been reached on funding, GlycoGenesys and EIS would be required to contribute $723,933 and $179,854, respectively. GlycoGenesys plans to fund its obligation upon the draw down of the Subscription Agreement
Note 1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 12, 2002, the Company dismissed its independent public accountants, Arthur Andersen LLP ("Andersen"). The Company is currently in the process of engaging independent public accountants to audit its financial statements for the fiscal year ended December 31, 2001. The decision to dismiss Andersen was made by the Company's Audit Committee and ratified by the Board of Directors.

Andersen's reports on the Company's financial statements for each of the fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that Andersen's report for the year ended December 31, 2000 expressed an unqualified opinion and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

During the Company's fiscal years ended December 31, 1999 and 2000, respectively, and the subsequent interim period through April 12, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

During the Company's fiscal years ended December 31, 2000 and 2001, respectively, and the subsequent interim period through April 12, 2002, none of the reportable events described under Item 304(a)(1)(v) of Securities and Exchange Commission's Regulation S-K occurred.

The Company provided Andersen with a copy of the above disclosure.

In reliance on the Securities and Exchange Commission Release No. 34-45589, the Company intends to file audited financial statements for the year ended December 31, 2001 by May 31, 2002.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The Board of Directors presently is comprised of four directors. Set forth below is certain information with respect to each of the directors of the Company.

Theodore J. Host, 56, has been a director of the Company since December 1998. Mr. Host is a Class I director whose term expires in 2002. Since October 2001, Mr. Host has been the CEO and Director, and from November 1999 until October 2001 was President & CEO of Prestige Brands International, a consumer products company. From October 1992 through April 1995, Mr. Host was the President and Chief Operating Officer, and from April 1995 through February 1996, Chief Executive Officer, of The Scotts Company, a lawn care company. In addition, Mr. Host worked with McCown DeLeeuw & Co. to create a consumer products start up company from March 1996 to November 1999.

Bradley J. Carver, 40, the Chief Executive Officer since June 2000, has been President and Treasurer and a member of the Board of Directors of the Company since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of IGG since February 1993. Mr. Carver is a Class III director whose term expires in 2004. Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of SafeScience Products, Inc., a wholly owned subsidiary of the Company since its inception on June 23, 1995. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.

David W. Dube, 46, has been a director of the Company since May 1998. Mr. Dube is a Class III director whose term expires in 2004. Mr. Dube is a private investor with active interests in various real estate, financial services and giftware companies. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corporation, a merchant banking and securities investment firm, and served in various other capacities from September 1997 through October 1999. Mr. Dube was the President and Chief Executive Officer of Optimax Industries, Inc., a publicly traded company with interests in the horticultural, decorative giftware and truck part accessories industries from July 1996 to September 1997. From February 1991 to June 1996, Mr. Dube had been the principal of Dube & Company, a financial consulting firm. Mr. Dube serves on the boards of directors of publicly-traded CareerEngine Network, Inc., Kings Road Entertainment, Inc. and New World Wine Group, Ltd. Mr. Dube is a Certified Public Accountant in the state of New Hampshire, and holds general and principal securities licenses.

Brian G.R. Hughes, 47, has been a director of the Company since December 1998. Mr. Hughes is a Class II director whose term expires in 2003. Mr. Hughes is past President of the Association of Alumni and Alumnae of the Massachusetts Institute of Technology (MIT). Since July 1978, Mr. Hughes has held a variety of positions with the MIT Corporation, the board which governs MIT. From February 1989 through April 1995 Mr. Hughes was Vice Chairman and then CEO of American Rocket Company, which worked to develop and commercialize safe, clean, low cost hybrid rocket propulsion. Executive Officers

In addition to Mr. Carver who is listed as being a director of the Company, the Company has the following executive officers:

John W. Burns, 56, has been the Company's Chief Financial Officer since January 2000. Prior thereto, Mr. Burns was the CFO/Senior Vice President, Finance & Business Operations for South Shore Hospital, a regional healthcare services provider based in South Weymouth, MA, from February 1993 to February 1999. From January 1989 to December 1992, Mr. Burns was the Vice President/Treasurer and a subsidiary CFO/Vice President, Finance for Eastern Enterprises, a NYSE company engaged in energy and marine transportation. Mr. Burns has also held corporate finance and treasury positions with Allied-Signal, Citicorp Investment Bank, and International Paper. Mr. Burns holds a Master of Business Administration in Finance from New York University and a Doctor of Philosophy degree in Mathematics from Stevens Institute of Technology.

Christopher P. Szustkiewicz, Ph. D.,57, joined the Company in April 2002 as Senior Vice President, Operations and Development. Dr. Szustkiewicz was the Vice President, Planning & Program Management of Pharmacologics, LLC, an affiliate of MDS, Inc., an investment and drug development company focused in oncology and other therapeutic areas, from September 1999 to September 2001 and the Vice President, MDS China Operations from June 1997 to August 1999. From August 1996 until May 1997, Dr. Szustkiewicz was the Managing Director for Clinical Development Consultants, a health care consulting company based in Smithtown, NY. Prior thereto, Dr. Szustkiewicz was the Vice President & General Manager of International Pharmaceutical Outcomes in Uniondale, NY from February 1994 to July 1996. In addition, Dr. Szustkiewicz has held executive positions with NDA Clinical Trial Services, Inc., which he co-founded and Smithkline Beecham Laboratories. Dr Szustkiewicz holds a Doctor of Philosophy degree in Pharmacogenetics from West Virginia University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding shares of Common Stock (collectively, "Section 16 Persons"), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during the fiscal year ended December 31, 2001 the Section 16 Persons complied with all
Section 16(a) filing requirements applicable to them except for the inadvertent late filing of a Form 4 by Theodore Host.

ITEM 11. EXECUTIVE COMPENSATION



         The following table sets forth the compensation paid or accrued during 2001, 2000 and 1999 for services rendered during such period by the chief executive officer and chief financial officer (the "named executive officers"). No other executive officer of the Company had aggregate compensation from the Company exceeding $100,000 in 2001.

                           Summary Compensation Table

                                                                                       Securities
                                                                                       Underlying          All Other
            Position                       Year         Salary           Bonus          Options          Compensation
            --------                       ----         ------           -----          -------          ------------
Bradley J. Carver, Chief                   2001        $191,667         $35,000          69,400            1,795(2)
   Executive Officer,                      2000        $180,000           --             12,057            2,071(2)
   President and Treasurer (1)             1999        $157,500           --            100,000            3,160(3)

John W. Burns, Senior Vice President       2001        $178,750         $25,000         125,400            2,033(2)
and Chief Financial Officer                2000        $155,359           --            103,802            1,187(2)


(1) In June 2000, Mr. Carver was appointed to the additional position of Chief Executive Officer.
(2)    Consists of transportation-related payments and life insurance premiums.
(3)    Consists of transportation-related payments.


Option Grant Table. The following table set forth certain information regarding options granted during the year ended December 31, 2001 to the named executive officers.

                OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2001
                                  Individual Grants
-----------------------------------------------------------------------------------------
                           Number of        Percent of
                           Securities     Total Options                                       Potential Realizable Value at
                           Underlying       Granted to      Exercise or                    Assumed Annual Rates of Stock Price
                            Options        Employees in     Base Price                       Appreciation for Option Term (2)
         Name             Granted (#)    Fiscal Year (1)     ($/Share)    Expiration Date       5%($)              10%($)
         ----             -----------    ---------------     ---------    ---------------       -----              ------
Bradley J. Carver        51,000(3)           14.5%           $0.01           2/15/11         121,608             193,942
Bradley J. Carver        19,400(3)            5.5%           $1.47           9/19/11          12,879              37,399
John W. Burns            51,000(3)           14.5%           $0.01           2/15/11         121,608             193,943
John W. Burns            14,400(3)            4.1%           $1.47           9/19/11           9,559              27,760
John W. Burns            60,000(4)           17.1%           $1.47           9/19/11          39,831             115,668


(1) Based on options to purchase an aggregate of 350,629 shares granted to officers and employees during the fiscal year ended December 31, 2001.
(2) These columns show the hypothetical gains or option spreads of the options granted based on the fair market value of the Common Stock on the date of grant and assumed annual compound share appreciation rates of 5% and 10% over the full term of the options. The assumed rates of appreciation are mandated by the SEC and do not represent the Company's estimate or projection of future share prices. Actual gains, if any, on option exercises will depend on the timing of such exercise and the future performance of the Common Stock. Values are net of the option exercise prices, but do not include deductions for taxes or other expenses associated with the exercise.

(3)    The underlying shares were fully vested on the date of grant.

(4) The underlying shares vest quarterly in equal installments over a three year period.

Year-end Option Table. The following table sets forth certain information regarding options exercised during the year ended December 31, 2001 by the named executive officers.

               AGGREGATE OPTION EXERCISES AS OF DECEMBER 31, 2001
                           AND YEAR-END OPTION VALUES

                         Number of
                          Shares
                        Acquired On        Value           Number of Securities Underlying        Value of Unexercised Options at
        Name             Exercise       Realized ($)    Unexercised Options at Fiscal Year-End          Fiscal Year-End (1)
        ----             --------       ------------    --------------------------------------          -------------------
                                                            Exercisable       Unexercisable        Exercisable      Unexercisable
                                                            -----------       -------------        -----------      -------------
Bradley J. Carver         51,000          $48,960             131,457                 --             258,970               --
John W. Burns             51,000          $48,960              64,391              113,811           126,850            224,208

---------------
(1) Value is based on the closing price of the Common Stock on December 31, 2001 of $1.97, the last trading day of the Company's 2001 fiscal year, less the applicable option exercise price.


Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of the Company determines the cash and other incentive compensation, if any, to be paid to the Company's executive officers and key employees.

Executive compensation consists of both cash and equity-based compensation. Cash compensation is comprised of base salary and bonus. Base salary is determined pursuant to employment agreements entered into with executive officers with reference to market norms. Bonus compensation is related to the Company's financial and non-financial performance. Bonus payments are made at the discretion of the Compensation Committee at the end of the year. The Compensation Committee awarded bonuses to Bradley Carver and John Burns of $35,000 and $25,000, respectively, for 2001.

Equity-based compensation is comprised primarily of stock option grants. In establishing equity-based compensation, the Compensation Committee places particular emphasis on the achievement of the Company's long-term performance goals. The Company believes that equity-based compensation closely aligns the economic interest of the Company's executive officers with the economic interests of the Company's shareholders. The Compensation Committee reviews the outstanding unvested options of the key executives from time to time and may grant additional options to encourage the retention of key executives. The Compensation Committee retained an outside executive compensation firm to provide consulting services and recommendations regarding executive compensation. Executive compensation decisions and grants of stock options made by the Compensation Committee were based in large part upon such recommendations.

On February 15, 2001, the members of the Compensation Committee approved the grant of an option award in the amount of 51,000 shares to each of Mr. Carver and Mr. Burns. These grants were made in connection with performance during the 2000 fiscal year consistent with the remaining shares available for issuance under the 1998 Stock Option Plan and the 2000 Stock Incentive Plan. On September 17, 2001, the Compensation Committee voted to increase Mr. Carver's base salary from $180,000 to $220,000 and to increase Mr. Burns' base salary from $170,000 to $200,000. On September 19, 2001, the Compensation Committee voted the grant of an option in the amounts of 19,400 and 14,400 shares to Mr. Carver and Mr. Burns, respectively, also in connection with performance during the 2000 fiscal year representing the balance of the proposed award following the approval of the increase to the number of shares available in the 2000 Stock Incentive Plan at the annual meeting of stockholders on June 5, 2001. In addition, on September 19, 2001, the Compensation Committee voted the grant of an option award in the amount of 60,000 shares to Mr. Burns in consideration of his special achievements and efforts in connection with the Company's financing.

The Chief Executive Officer's compensation generally is based on the same policies and criteria as the other executive officers. Mr. Carver's base salary was increased from $180,000 to $220,000 on September 17, 2001. Mr. Carver received a $35,000 bonus for 2001. In establishing Mr. Carver's compensation, the factors described above are taken into account. The Compensation Committee believes that Mr. Carver's compensation, including salary and stock options, falls within the Company's compensation philosophy and are within industry norms. The Company retained an independent compensation consultant to help the Company develop a formal compensation policy. Based upon a review of peer companies and the industry in which the Company operates, the independent compensation consultant provided the Company with a report on option grants to existing employees and new hires, as well as a future cash bonus plan. The objective of a formal compensation policy is to enable the Company to attract and retain qualified executives, and reward executives for performance against a blend of individual and Company goals agreed upon for each executive toward the maximization of shareholder value. The Compensation Committee has implemented this policy against which to assess executive compensation.

The above report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

                             Compensation Committee
                                  David W. Dube
                                Theodore J. Host
                                Brian G.R. Hughes

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2001, Mr. Dube, Mr. Host and Mr. Hughes served on the Compensation Committee. During the 2001 fiscal year, all executive officer compensation decisions were made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee during the 2001 fiscal year was an officer of the Company.

Director Compensation

The Company's directors who are not also employees of the Company received cash compensation for their services in 2001 equal to $1,500 per in-person meeting and $500 per telephone meeting in addition to reimbursement for travel expenses incurred in traveling to and from meetings. Effective on January 1, 2002, the directors who are not employees of the Company will receive cash compensation for their services equal to $2,000 per month, replacing the prior meeting-based compensation. On December 1, 1998, directors who were not also employees of the Company received non-qualified options to purchase 20,000 shares of Common Stock. Such options are fully vested. The exercise price of such options is $5.50 per share, the average of the closing bid price of the Common Stock during the twenty trading days prior to the date of grant of the options, and the options bear a term of ten years from the date of the grant. In addition, on December 7, 2000, each non-employee member of the Board of Directors was awarded an option to purchase 20,000 shares of Common Stock under the Corporation's 2000 Stock Incentive Plan. The exercise price of such options is $2.35 per share, the average of the closing stock price on the 20 trading days preceding the date of grant of the options. These options have a term of ten years and vest quarterly over a two-year period to begin on December 1, 2000; provided, that such vesting shall cease in the event the Director ceases to be a Director, in which case the shares vested prior thereto remain vested and exercisable for the remaining ten-year term. Also, on September 19, 2001, each non-employee member of the Board of Directors was awarded an option to purchase 25,000 shares of Common Stock under the Company's 2000 Stock Incentive Plan. The exercise price of such options is $1.47 per share, the average of the closing stock price on the 20 trading days preceding the date of grant of the options. The options have a term of ten years and are fully vested.

Mr. Hughes was granted options to purchase 25,000 shares of common stock at an exercise price of $2.35 per share on December 7, 2000. These options vest on a quarterly basis over one year commencing December 1, 2000. The Board of Directors has agreed to pay Mr. Hughes at the rate of $1,200 per day for consulting services rendered outside the normal duties as a director, effective October 1, 2001. Mr. Hughes received $8,100 in connection with this consulting agreement for the period October 1, 2001 to December 31, 2001.

Directors who are employees of the Company or its affiliates do not receive any compensation for their services as a director. Accordingly, Mr. Carver was not compensated for his services as a director in 2001.


Employment Contracts

The Company has an employment agreement with Mr. Carver, as CEO and President of the Company, dated as of June 29, 1999 (the "Employment

Agreement"). The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the Employment Agreement. A copy of the Employment Agreement has been previously filed with the Securities and Exchange Commission.

The Employment Agreement expires on June 29, 2002. The Employment Agreement provides that Mr. Carver is entitled to an annual base salary of $220,000, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and the executive meeting certain performance targets established by the Compensation Committee.

Under the terms of the Employment Agreement, if the Company terminates the executive's employment other than for Cause (as defined in the Employment Agreement), or the executive terminates his employment because of a material breach by the Company of his Employment Agreement, then the Company shall continue to pay such executive his annual base salary in effect at the time of termination for the duration of the term of the Employment Agreement, to be paid at the time otherwise due, and any bonus not yet paid to the executive earned in the year prior to termination, to be paid at the time otherwise to have been paid, as if his employment had not been terminated.

In the event of termination of the employment of the executive by reason of death or permanent disability (as defined in the Employment Agreement) of the executive, the Company shall pay to the executive or his estate or other successor in interest, at the time otherwise due, his annual base salary and any benefits due to the executive through the date of termination, but reduced in the case of permanent disability by any payments received under any disability plan, program or policy paid for by the Company.

If the Company terminates the employment of the executive for Cause, or the executive terminates his employment with the Company other than because of a material breach by the Company of his Employment Agreement, the Company shall pay the executive his annual base salary and benefits earned through the date of termination, and the Company shall have no further obligations to the executive under his Employment Agreement.

Under the terms of the Employment Agreement, the executive is prohibited from competing with the Company during the periods of his employment with the Company and for one year following the end of the scheduled term of such employment. However, in the event of termination of the executive's employment by the Company other than for Cause, or by the executive because of the material breach by the Company of his Employment Agreement, the executive is prohibited from competing with the Company after any such termination only for so long as the executive is entitled to receive his annual base salary from the Company.

Mr. Carver is also subject to nondisclosure and confidentiality provisions under the Employment Agreement, which provisions survive any termination of the Employment Agreement.


Mr. Burns, who became an officer of the Company in January 2000, receives an annual salary of $200,000 pursuant to an employment letter and has been granted options whose vesting accelerates in the event of a change of control as defined in the 2000 Stock Incentive Plan.

The Company has an employment agreement with Dr. Szustkiewicz, as Senior Vice President of Operations and Development of the Company, dated as of March 18, 2002. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the employment agreement. A copy of which is attached as an Exhibit to this Annual Report on Form 10-K.

The employment agreement provides that Dr. Szustkiewicz is entitled to an annual base salary of $195,000 and an option to purchase 100,000 shares of the Company's Common Stock with an exercise price equal to the higher of (i) the closing price of the Common Stock on Dr. Szustkiewicz' starting date or (ii) the average of the closing price on the twenty trading days preceding Dr. Szustkiewicz' date of hire. The options vest in equal quarterly installments over a three-year period; provided that the options will be fully vested upon a change of control of the Company. Dr. Szustkiewicz will be eligible to receive additional grants of stock options in the discretion of the Compensation Committee, based upon the Company and the executive meeting certain performance targets established by the Compensation Committee.

Under the terms of the employment agreement, the Company may terminate Dr. Szustkiewicz' employment at any time, provided, that if the Company terminates Dr. Szustkiewicz' employment other than for Cause (as defined in the employment agreement), or because of a change of control, then the Company shall pay Dr. Szustkiewicz a lump sum amount equal to (i) three months salary if his termination occurs during his first eighteen months of employment, (ii) four months salary if his termination occurs after eighteen months of employment and
(iii) six months salary if his termination occurs after twenty-four months of employment.

                             STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to shareholders of Common Stock of the Company from December 31, 1996 through December 31, 2001 to cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotechnology Index for the same period of time. The graph assumes $100 is invested in the Company's stock and in each of the two indexes at the closing market quotations on December 31, 1996 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

                             [GRAPHIC REMOVED HERE]


--------------------------------------------------------------------------------------------------------------------------
                                                                      Cumulative Total Return
--------------------------------------------------------------------------------------------------------------------------
                                            12/96       12/97         12/98         12/99          12/00         12/01
--------------------------------------------------------------------------------------------------------------------------
GlycoGenesys, Inc.                          100.00       131.82        190.91        422.73         43.20          71.64
--------------------------------------------------------------------------------------------------------------------------
Nasdaq Stock Market (U.S.)                  100.00       122.48        172.68        320.89        193.01         153.15
--------------------------------------------------------------------------------------------------------------------------
Nasdaq Biotechnology                        100.00        99.93        144.18        290.72        357.52         299.62
--------------------------------------------------------------------------------------------------------------------------


This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, to the Company's knowledge, as of April 9, 2002 (unless otherwise noted), the beneficial ownership of the Company's Common Stock by (i) persons who beneficially own more than 5% of the Company's Common Stock, (ii) each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.


--------------------------------------------------------        Number of
                    Name and Address                          Beneficially               Percent of
                   of Beneficial Owner                         Owned Shares               Class/(1)/
--------------------------------------------------------      -------------              -----------
Britannia Holdings Limited/(2)/                                 4,252,427                   11.2%
Elan International Services, Ltd./(3)/                          4,276,089                   11.2%
David Platt/(4)/                                                3,059,550                   8.2%
Mitchell P. Kopin/(5)/                                          2,777,369                   7.2%
Bradley J. Carver/(6)/                                          2,751,059                   7.4%
Brian G.R. Hughes/(7)/                                          1,468,146                   3.9%
David W. Dube/(8)/                                                60,000                      *
Theodore J. Host/(9)/                                             87,899                      *
John W. Burns/(10)/                                              149,405                      *
Directors and Executive Officers as a group (5 persons)/(11)/   4,516,509                   11.9%

*Represents less than 1% of the outstanding shares of Common Stock.

(1) The information presented with respect to stock ownership and related percentage information is based on Common Stock as a percentage of the aggregate number of shares of Common Stock outstanding. The number of shares of Common Stock outstanding, 37,064,044, does not include shares issuable upon the conversion of outstanding preferred stock, exercise of outstanding warrants or stock options or shares reserved for issuance pursuant to the 1998 Stock Option Plan and 2000 Stock Incentive Plan. In determining the percent of class owned by each stockholder, the numerator includes the number of shares of outstanding Common Stock held by such stockholders plus all shares of Common Stock which such stockholder has the right to acquire within 60 days of April 9, 2002, the date on which beneficial ownership is being determined. The denominator includes the total number of shares of Common Stock outstanding held by all stockholders plus all shares of Common Stock which such stockholder has the right to acquire within 60 days of April 9, 2002.

(2) According to information contained in a Schedule 13G/A filing with the Securities and Exchange Commission on February 1, 2001, Britannia Holdings Limited has sole voting and sole dispositive power with respect to 3,277,076 shares of Common Stock and 975,351 shares of Common Stock issuable upon the exercise of warrants within 60 days of April 9, 2002. The address of Britannia Holdings Ltd. is

         Suites 3 & 4, Pollet House, Le Pollet, St. Peter Port, Guernsey Channel Islands, GY14LA.

(3) Includes 978,884 shares issuable upon the exercise of warrants within 60 days of April 9, 2002. The business address of Elan International Services, Ltd. is 102 St. James Court, Flatts, Smith Parish, Bermuda FL 04.

(4) Includes 100,000 shares issuable upon exercise of options within 60 days of April 9, 2002. The home address of Dr. Platt is 12 Appleton Circle, Newton, MA 02459.

(5) According to information contained in a Schedule 13G filing with the Securities and Exchange Commission on January 29, 2002, Mr. Kopin has voting and dispositive power with respect to a total of 1,502,427 shares of Common Stock and 1,274,942 shares of Common Stock issuable upon the exercise of warrants within 60 days of April 9, 2002 held by Cranshire Capital, L.P. and EURAM Cap Strat. "A" Fund Limited. The address of Mr. Kopin is 666 Dundee Road, Suite 1901, Northbrook, IL 60062.

(6) Includes 142,373 shares issuable upon exercise of options within 60 days of April 9, 2002. The business address of Mr. Carver is c/o GlycoGenesys, Inc., Park Square Building, 31 St. James Avenue, 8th Floor, Boston, MA 02116.

(7) Includes 522,261 shares issuable upon exercise of warrants and options within 60 days of April 9, 2002.

(8) Includes 60,000 shares issuable upon exercise of options within 60 days of April 9, 2002.

(9) Includes 69,783 shares issuable upon exercise of warrants and options within 60 days of April 9, 2002.

(10) Includes 95,879 shares issuable upon exercise of warrants and options within 60 days of April 9, 2002.

(11) Includes 890,296 shares issuable upon exercise of warrants and options within 60 days of April 9, 2002.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 7, 1994, as amended on April 14, 1999, the predecessor to the Company entered into a licensing agreement with Dr. Platt, the Company's former Chief Executive Officer and Chairman of the Board of Directors and a current 5% stockholder, to pay Dr. Platt a royalty of two percent (2%) of the net sales of the Company's GCS-100 product. The Company also agreed to pay all of the costs to procure and maintain any patents granted under that agreement. The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum threshold of $50,000. The parties executed an amendment to the agreement to delay the first year of this minimum threshold from 1999 to 2002. If this threshold is not met (or if the Company does not pay Dr. Platt the difference between the amount of actual royalties and $50,000), Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on sixty days' notice. The Company has not made any royalty payments under the agreement.

         On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note is $2,675,000, and accrues interest at 4.92% per annum, compounded semi-annually. Mr. Salter pledged the 250,000 shares of common stock as collateral. The note is non-recourse and is secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, will be due on June 15, 2004. The balance outstanding at March 31, 2001 is $2,675,000.

         On December 7, 2000, Mr. Hughes was granted options to purchase 25,000 shares of common stock at an exercise price of $2.35 per share in connection with a consulting arrangement between Mr. Hughes and the Company. These options vested on a quarterly basis over one year commencing December 1, 2000. In addition, the Board has agreed to compensate Mr. Hughes for services rendered beyond his role as a director in the amount of $1,200 per day, effective October 1, 2001, and Mr. Hughes has received $8,100 in connection therewith for the period October 1, 2001 to December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

In reliance on Securities and Exchange Commission Release No. 34-45589, the Company has elected to include unaudited consolidated statement of operations data for the fiscal year ended December 31, 2001, and unaudited consolidated balance sheet data as of December 31, 2000. The Company intends to file audited financial statements for the year ended December 31, 2001 by filing an amendment to this Annual Report on Form 10-K by May 31, 2002.

(a)      The following Financial Statements are contained in Item 8 of this Form
         10-K:

         1) Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

         2) Consolidated Statements of Stockholders Equity for the years ended December 31, 2001, 2000 and 1999.
         3) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
         4)       Notes to Consolidated Financial Statements

     (b) Reports on Form 8-K.

         1) Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2001 reporting the completion of a securities offering.

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

10.12  Licensing Agreement with Agrogene Ltd.
99.1   Office Lease

The following documents are incorporated by reference from the Registrant's Form 8-K filed on April 7, 2000:

10.1 Securities Purchase Agreement by and among GlycoGenesys, Inc.,Strong River Investments, Inc. and Montrose Investments Ltd., dated March 19, 2000.
10.2   Form of Closing Warrants dated March 29, 2000.
10.3   Form of Adjustable Warrants dated March 29, 2000.
10.4 Registration Rights Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.
10.5 Letter of Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investment Ltd. dated March 29, 2000.

The following documents are incorporated herein by reference from the Registrant's Form 10-Q for the quarter ending September 30, 2000:

10.22 Employment Agreement between GlycoGenesys, Inc. and Bradley J. Carver dated June 29, 1999.
10.23  1998 Stock Option Plan
10.24  2000 Stock Incentive Plan

The following document is incorporated herein by reference from the Registrant's Form 8-K filed on January 3, 2001:

10.1 License Agreement by and among SafeScience, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following document is incorporated herein by reference from the Registrant's Form 10-K for the period ending December 31, 2000:

10.18 Product Formula between SafeScience, Inc. and Delta-Omega Technologies, Inc. dated January 5, 2001.

The following document is incorporated herein by reference from the Registrant's Form 8-K filed on May 23, 2001:

10.1 Amendment No. 1 dated May 14, 2001 to the License Agreement by and among SafeScience, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following documents are incorporated herein by reference from the Registrant's Form 8-K filed on June 29, 2001:

10.1 Securities Purchase Agreement dated June 22, 2001 between SafeScience, Inc. and Elan International Services, Ltd.
10.2 Subscription, Joint Development and Operating Agreement dated as of June 29, 2001 among Elan Corporation, plc, Elan International Services, Ltd., SafeScience, Inc. and SafeScience Newco, Ltd.
10.3 SafeScience License Agreement dated as of June 29, 2001 between SafeScience, Inc. and SafeScience Newco Ltd.
10.4 Elan License Agreement dated as of June 29, 2001 between Elan Corporation, plc and SafeScience Newco, Ltd.
10.5 SafeScience Registration Rights Agreement dated as of June 29, 2001 between SafeScience, Inc. and Elan International Services, Ltd.
10.6 SafeScience Newco Registration Rights Agreement dated as of June 29, 2001 among SafeScience Newco, Ltd. SafeScience, Inc. and Elan International Services, Ltd.

The following documents are incorporated herein by reference from the Registrant's Form 10-Q for the quarter ending June 30, 2001:

4.1 Certificate of Designations, Preferences and Rights of Series A, Series B and Series C Preferred Stock of SafeScience, Inc.
10.7   Warrant dated July 10, 2001 issued to Elan International Services, Ltd.

The following documents are incorporated herein by reference from the Registrant's Form 10-Q for the quarter ending September 30, 2001:

4.1 Certificate of Amendment to the Articles of Incorporation of the Company filed on October 31, 2001.
10.1 Amendment No. 2 dated November 7, 2001 to the License Agreement by and among GlycoGenesys, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following documents are an exhibit hereto:

10.1 Employment Agreement between GlycoGenesys, inc. and Chris Szustkiewicz, PhD. Dated March 18, 2002, as amended on March 22, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 16th day of April 2002.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

                                 BY:

                                        /s/ Bradley J. Carver
                                        Bradley J. Carver, President and
                                        Treasurer


                                        /s/ John W. Burns
                                        John W.  Burns, Senior Vice President,
                                        Chief  Financial  Officer  and Secretary

                                        /s/ Patrick J. Joyce

                                        Patrick J. Joyce, Principal Accounting
                                        Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures                          Title                          Date

/s/ Bradley J. Carver      President, Treasurer and
Bradley J. Carver          a member of the Board
                           of Directors                       April 16, 2002

/s/ John W. Burns          SVP, CFO and Secretary             April 16, 2002
John W. Burns

/s/ Patrick J. Joyce       Principal Accounting Officer       April 16, 2002
Patrick J. Joyce

/s/ David W. Dube
David W. Dube              Director                           April 16, 2002

/s/ Theodore J. Host
Theodore J. Host           Director                           April 16, 2002

/s/ Brian G. R. Hughes
Brian G.R. Hughes          Chairman of the
                           Board of Directors                 April 16, 2002