Form 10-Q
period 2002-03-31
GLYCOGENESYS  INC
filed 2002-05-20
CIK 946661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                   ------------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002.

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

The financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X because the Company elected not to have Arthur Andersen LLP review such financial statements in reliance on Securities and Exchange Release No. 34-45589. Please see additional information regarding the Company's financial statements for the quarter ended March 31, 2002 beginning on page 3 hereof.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [_]

The number of shares outstanding of the Registrant's common stock, $.01 par value per share, at May 20, 2002 was 37,070,711 shares.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

                                      INDEX

                                                                          Page
                                                                          ----
Part I - Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2002
              and December 31, 2001 (Unaudited) .....................      3

            Consolidated Statements of Operations
              for the Three Months Ended March 31, 2002
              and 2001 (Unaudited) ..................................      5

            Consolidated Statements of Cash Flows
              for the Three months ended March 31, 2002
              and 2001 (Unaudited) ..................................      6

            Notes to Unaudited Consolidated Financial Statements ....   7-20

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .........  21-38

Part II - Other Information

   Item 2.  Changes in Securities ...................................     38

   Item 6.  Exhibits and Report on Form 8-K .........................     38

Signatures ..........................................................     39

This Quarterly Report on Form 10-Q contains financial statements for the quarter ended March 31, 2002 which have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X because the Company elected not to have Arthur Andersen LLP review such financial statements in reliance on Securities and Exchange Release No. 34-45589. The Company intends to have its financial statements for the quarter ended March 31, 2002 reviewed by Deloitte & Touche LLP as soon as practicable following the date hereof and, if such review results in a change to the financial statements contained in this Quarterly Report on Form 10-Q, the Company will file an amendment to this Quarterly Report to file such revised financial statements, including a discussion of any material changes from the unreviewed financial statements originally filed.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                     ------



                                                                                                   March 31,            December 31,
                                                                                                     2002                   2001
                                                                                                  ------------         ------------
Current assets:
    Cash and cash equivalents                                                                     $ 10,173,834         $  7,977,910
    Due from SafeScience Newco, Ltd.                                                                   383,468              177,646
    Prepaid expenses and other current assets                                                          224,376              271,899
                                                                                                  ------------         ------------
      Total current assets                                                                          10,781,678            8,427,455
                                                                                                  ------------         ------------
Property and equipment, at cost:
    Computer, office and laboratory equipment                                                          475,217              469,253
    Furniture and fixtures                                                                             289,958              284,748
    Motor vehicles                                                                                      25,026               25,026
                                                                                                  ------------         ------------
                                                                                                       790,201              779,027
       Less-accumulated depreciation                                                                  (468,356)            (437,844)
                                                                                                  ------------         ------------
                                                                                                       321,845              341,183
                                                                                                  ------------         ------------
Other assets:
    Restricted cash                                                                                    108,128              108,128
    Deposits                                                                                            81,704               79,831
                                                                                                  ------------         ------------
      Total other assets                                                                               189,832              187,959
                                                                                                  ------------         ------------
      Total assets                                                                                $ 11,293,355         $  8,956,597
                                                                                                  ============         ============

   The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                  (unaudited)

                                                                                                   March 31,            December 31,
                                                                                                     2002                   2001
                                                                                                  ------------         ------------

Current liabilities:
    Accounts payable                                                                              $    913,010         $  1,094,872
    Accrued liabilities                                                                              1,052,934            1,370,364
    Net liabilities of discontinued operations                                                         304,551              326,780
                                                                                                  ------------         ------------
      Total current liabilities                                                                      2,270,495            2,792,016
                                                                                                  ------------         ------------
Other equity:
    Preferred stock, $.01 par value
     Authorized -5,000,000 shares
      Series A convertible, exchangeable preferred stock, 7,500 authorized;
       4,944.44 issued and outstanding as of March 31, 2002 and December 31, 2001
       (liquidation value $12,633,633 and $12,419,273, respectively)                                12,633,633           12,419,273
      Series B convertible preferred stock, 6,000 authorized;
       862.71 shares issued and outstanding as of March 31, 2002 and
       December 31, 2001 (liquidation value $1,491,915
        and $1,466,601, respectively)                                                                1,366,538            1,341,224
      Series C convertible preferred stock, 1,117 authorized;
       1,116.79 shares issued and outstanding as of March
       31, 2002 and December 31, 2001                                                                1,331,330            1,331,330
                                                                                                  ------------         ------------
       Total other equity (Notes 2d and 7)                                                          15,331,501           15,091,827
                                                                                                  ------------         ------------

Commitments and contingencies (Note 5)

Stockholders' equity (deficit):
    Common stock, $.01 par value
    Authorized -100,000,000 shares
    Issued and outstanding - 36,941,219 and 33,568,952
      shares at March 31, 2002 and December 31, 2001, respectively                                     369,412              335,690
   Additional paid-in capital                                                                       65,336,239           60,100,645
   Note receivable from former officer - Issuance of common stock                                   (2,675,000)          (2,675,000)
   Accumulated deficit                                                                             (69,339,292)         (66,688,581)
                                                                                                  ------------         ------------
      Total stockholders' equity (deficit) (Notes 2d and 7)                                         (6,308,641)          (8,927,246)
                                                                                                  ------------         ------------
      Total liabilities and stockholders' equity (deficit)                                        $ 11,293,355         $  8,956,597
                                                                                                  ============         ============

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             -----------------------------
                                                                 2002             2001
                                                             ------------     ------------
     Operating expenses:
         Research and development                            $  1,010,799     $  1,742,095
         General and administrative                               735,852        1,330,761
         Restructuring charge (Note 3)                                 --         (182,625)
                                                             ------------     ------------
           Total operating expenses                             1,746,651        2,890,231
                                                             ------------     ------------

     Operating loss                                            (1,746,651)      (2,890,231)
                                                             ------------     ------------

     Other income (expense):
         Loss in equity of SafeScience Newco, Ltd.               (931,010)              --
         Other expense                                               (873)          (5,745)
         Interest income                                           27,823           27,503
                                                             ------------     ------------
              Total other income (expense)                       (904,060)          21,758
                                                             ------------     ------------

     Loss from continuing operations                           (2,650,711)      (2,868,473)

     Loss from discontinued operations                                 --         (186,629)
                                                             ------------     ------------
     Net loss before preferred stock dividend                  (2,650,711)      (3,055,102)
     Accretion of dividend on preferred stock                    (239,674)              --
                                                             ------------     ------------
     Net loss applicable to common stock                     $ (2,890,385)    $ (3,055,102)
                                                             ============     ============

     Basic and diluted net loss per common share:
     From continuing operations                              $      (0.07)    $      (0.11)
                                                             ============     ============

     From discontinued operations                            $         --     $      (0.01)
                                                             ============     ============

     Before preferred stock dividend                         $      (0.07)    $      (0.12)
     Accretion of dividend on preferred stock                       (0.01)              --
                                                             ------------     ------------
     Net loss applicable to common stock                     $      (0.08)    $      (0.12)
                                                             ============     ============

     Weighted average number of common
         shares outstanding                                    36,863,471       25,577,489
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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three months Ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                   2002            2001
                                                                               --------------   -------------
Cash flows from operating activities:
    Net loss                                                                   $  (2,650,711)   $ (3,055,102)
    Adjustments to reconcile net loss to net cash
    used in operating and discontinued activities:
      Operating expenses paid in common
        stock, options and warrants                                                       --         484,598
      Amortization of value of warrants issued for license                           271,951              --
      Equity adjustment in SafeScience Newco, Ltd.                                   931,010              --
      Depreciation                                                                    30,513          34,559
      Changes in assets and liabilities:
           Due from SafeScience Newco, Ltd.                                       (1,136,833)             --
           Prepaid expenses and other current assets                                  47,523         126,698
           Accounts payable                                                         (181,862)        (39,440)
           Accrued liabilities                                                      (317,430)       (251,251)
           Net liabilities of discontinued operations                                (22,229)       (837,140)
                                                                               --------------   ------------
             Net cash used in operating and discontinued activities               (3,028,068)     (3,537,078)
                                                                               --------------   ------------
Cash flows from investing activities:
    Purchase of property and equipment                                               (11,174)        (11,173)
    Deposits                                                                          (1,873)             --
                                                                               -------------    ------------
             Net cash used in investing activities                                   (13,047)        (11,173)
                                                                               -------------    ------------
Cash flows from financing activities:
    Proceeds from sale of common stock, net of issuance costs                      5,237,039       2,839,988
                                                                               -------------    ------------
             Net cash provided by financing activities                             5,237,039       2,839,988
                                                                               -------------    ------------

Net increase (decrease) in cash and cash equivalents                               2,195,924        (708,263)

Cash and cash equivalents, beginning balance                                       7,977,910       2,547,353
                                                                               -------------    ------------
Cash and cash equivalents, ending balance                                      $  10,173,834    $  1,839,090
                                                                               =============    ============

Supplemental disclosure of non-cash financing activities:
    Dividends accreted on Series A and Series B preferred stock                $     239,674    $         --
                                                                               =============    ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                     $          --    $      3,750
                                                                               =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

(1) Organization and Summary of Significant Accounting Policies

(a) Organization

GlycoGenesys, Inc. (the "Company", formerly known as SafeScience, Inc.) is a biotechnology company that develops novel pharmaceutical products based on carbohydrate compounds and related technologies. The Company's lead drug candidate GCS-100 (formerly known as GBC-590), a potential treatment for multiple forms of cancer, recently completed Phase II(a) clinical trials for pancreatic cancer and completed Phase II(a) clinical trials for colorectal cancer as announced in March 2001. In July 2001, the Company formed a joint venture (SafeScience Newco, Ltd.) with Elan Corporation, plc ("Elan") to advance GCS-100 in the field of oncology.

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

The Company's business was founded in 1992 as IGG International, Inc. to pursue carbohydrate based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada, Inc., a publicly-traded corporation having no active operations. In 1998 the Company changed its name to SafeScience, Inc. and more recently in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company's principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company's homepage is located at http://www.glycogenesys.com

On July 10, 2001, the Company closed on a collaborative transaction with Elan and its subsidiary, Elan International Services, Ltd. ("EIS"). As part of the transaction, EIS and the Company formed a Bermuda corporation, SafeScience Newco, Ltd., to develop GCS-100 in the field of oncology. The Company owns 100% of the common stock and 60.2% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. and EIS owns 39.8% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and EIS owns 19.9%. As part of the transaction, Elan and the Company entered into license agreements under which the Company licensed to SafeScience Newco, Ltd. rights to the GCS-100 compound and Elan licensed to SafeScience Newco, Ltd. proprietary drug delivery technology. All of the monetary components of these transactions were settled by the execution of a cross receipt among the parties for all amounts due to the appropriate counterparty.

At the time of the transaction, EIS also purchased 2,700,000 shares of the Company's common stock, 1,116.79 shares of the Company's Series C non-voting convertible preferred stock ("Series C Preferred Stock") and a five-year warrant to purchase 381,679 shares of common stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000 which was paid in cash. Each share of Series C Preferred Stock is convertible into one thousand shares of common stock.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

EIS also acquired 4,944.44 shares of the Company's Series A convertible exchangeable non-voting preferred stock ("Series A Preferred Stock") at $2,430 per share, for a total purchase price of $12,015,000. Each share of Series A Preferred Stock is convertible into one thousand shares of common stock. The Series A Preferred Stock bears a mandatory stock dividend of 7%, compounded annually. The Series A Preferred Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the initial amount of combined common and preferred stock of SafeScience Newco, Ltd. After July 10, 2003, the Series A Preferred Stock is convertible by EIS into shares of the Company's common stock at the rate of $2.43 per share. If the Series A Preferred Stock is outstanding as of July 10, 2007, the Company will exchange the Series A Preferred Stock and accrued dividends, at its option, for either cash, shares of common stock or shares of common stock and warrants of the Company having a then fair market value equal to the amount due. The Company contributed to SafeScience Newco, Ltd. the proceeds from the issuance of the Series A Preferred Stock to EIS in exchange for securities of SafeScience Newco, Ltd. EIS also contributed $2,985,000 to SafeScience Newco, Ltd. for its shares of preferred stock of SafeScience Newco, Ltd.

In addition, Elan granted SafeScience Newco, Ltd. a license to Elan's proprietary drug delivery technology for a license fee of $15,000,000 and the Company granted SafeScience Newco, Ltd. a license to GCS-100 in the field of oncology as an integral part of these transactions.

EIS and the Company intend to fund SafeScience Newco, Ltd. pro rata, based on their respective percentage ownership of the combined outstanding common and preferred stock of SafeScience Newco, Ltd. Subject to certain conditions, including without limitation, agreeing with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd., EIS has agreed to acquire up to $9,612,000 of the Company's Series B Preferred Stock to provide the Company with funds for its pro rata share of development funding for SafeScience Newco, Ltd. On December 31, 2001, EIS acquired 862.76047 of such shares for an aggregate purchase price of $1.47 million and on May 7, 2002, EIS acquired an additional
599.84706 shares for an aggregate purchase price of $1.02 million.

For financial reporting purposes, the value initially recorded as the Company's investment in SafeScience Newco, Ltd. is the same as the fair value of the Series A Preferred Stock issued, which was $12,015,000. The technology obtained by SafeScience Newco, Ltd. from Elan was expensed at inception because revenues resulting from such technology were not likely in the foreseeable future.

While the Company owns 100% of the common stock and 80.1% of the outstanding capital stock on a fully-diluted basis of SafeScience Newco, Ltd., EIS has retained significant minority investor rights, including 50% control of the steering committee which oversees the GCS-100 program, that are considered "participating rights" as defined in the Emerging Issues Task Force Consensus No. 96-16. Accordingly, the Company does not consolidate the financial statements of SafeScience Newco, Ltd., but instead accounts for its investment in SafeScience Newco, Ltd. under the equity method of accounting. Net losses of SafeScience Newco, Ltd. have been recognized by the Company based on its 80.1% interest and to the extent of the Company's investments, advances and commitments to make future investments in or advances to SafeScience Newco, Ltd.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

During the three months ended March 31, 2002, the Company's loss in equity of SafeScience Newco, Ltd. was $931,010, which consisted of the Company's 80.1% share of SafeScience Newco's operating expenses of approximately $1,162,309 for the three months ended March 31, 2002. The difference of $231,295 less $25,477 due to EIS, is carried on the balance sheet as due from SafeScience Newco, Ltd. as well as $177,646 which represents the balance due for amounts billed as of December 31, 2001. SafeScience Newco, Ltd. is a development stage company with no revenue.

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

As of March 31, 2002, the Company has an accumulated deficit of $69,339,292. In its Annual Report on Form 10-K for the year ended December 31, 2001, the Company reported that there were doubts about its ability to continue as a going-concern. The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. As described above, SafeScience Newco Ltd. may receive up to $8.9 million of additional funds of which approximately $7.1 million would be funded by the Company through the issuance to EIS of Series B preferred stock and approximately $1.8 million of which would be funded directly by EIS for the development of GCS-100 pursuant to our agreement with EIS. However, we will not receive additional capital from EIS unless we agree with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd.

Principal risks to the Company include the successful development and marketing of human therapeutic products to obtain profitable operations, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval and other regulatory agencies clearance and regulation, dependence on key individuals and competition from substitute products and larger companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results" for additional risks the Company faces.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

On January 29, 2001 the Company announced that it had retained Burrill & Company, a private merchant bank focused exclusively on the life sciences, to assist in the process of determining appropriate alternatives for its consumer, commercial and agricultural product areas. On February 23, 2001 the Company announced the discontinuation of its consumer and commercial operations. The cost of disposing of the business assets and the expenses incurred during the phase out period is approximately $2,283,200. The opportunity to acquire the Company's agricultural products including Elexa-4, derivatives thereof, and Bb447 are being offered to enterprises with product portfolios which are similar in function and performance to Elexa-4.

 (b) Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As previously noted, the Company's 80.1% interest in SafeScience Newco, Ltd. is accounted for under the equity method. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(c) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. The results of operation for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the attached Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

(d) Reclassifications

Certain items in the prior years consolidated financial statements have been reclassified to conform to their 2002 presentation.

(e) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating expenses during the reporting period. Actual results could differ from those estimates.

(f) Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents at March 31, 2002 were $10,173,834, including $10,155,634 held by a single bank. The Company has a $100,000 stand-by secured line of credit which has no outstanding balance. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

(g) Depreciation

The Company provides for depreciation using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

          Asset Classification             Estimated Useful Life
          --------------------             ---------------------
Computer, office and laboratory equipment       3 - 5 years
Furniture and fixtures                              7 years
Motor vehicles                                      4 years

(h) Research and development

Research and development costs, which consist primarily of expenses for clinical trials, preclinical research, drug manufacturing for clinical trials, sponsored research, consultants, supplies and testing, are charged to operations as incurred. In July 2001, the Company and EIS formed a joint venture in Bermuda, (SafeScience Newco, Ltd.) for the purpose of furthering the development of its drug candidate GCS-100 in the field of oncology. The joint venture may be provided funding from EIS and the Company up to $12,000,000 to further its research and development plan. The Company's share of these expenses is equal to its equity interest in the joint venture of 80.1%. The Company may fund its share of the research and development expense out of its available funds or by issuing shares of its Series B Preferred Stock to EIS. In either case, the proceeds are provided to SafeScience Newco, Ltd. as an unconditional gift for the purpose of funding the research and development costs incurred. On December 31, 2001, the Company issued 862.70647 shares of Series B Preferred Stock to EIS for $1,466,601, which represented its share of the joint venture's total research and development expenses of $1,830,962 for the four months ended October 31, 2001. At March 31, 2002 the balance due from SafeScience Newco, Ltd. of $383,468 represents 19.9% of the $1,926,975 due for the period from November 5, 2001 to March 31, 2002. In May 2002, the Company issued an additional
599.84706 shares, of its Series B convertible non-voting preferred stock to EIS for $1,019,740 which represented its share of the joint venture's research and development expenses of $1,273,084 for the three months ended March 31, 2002.

(i) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at March 31, 2002 and 2001 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive for the periods presented. At March 31, 2002 and 2001, there are 11,345,065 and 4,851,360 warrants outstanding, respectively, with a weighted average exercise price of $2.23 and $2.90, respectively, and 1,547,042 and 1,276,428 stock options outstanding, respectively, with a weighted average exercise price of $4.71 and $5.43, respectively, which were omitted from earnings per share calculations, and 6,923,945 and no shares, respectively, issuable upon conversion of outstanding preferred stock.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

(l) Concentrations of Risk

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents primarily with a single financial institution, which invests in investment-grade securities.

(2) STOCKHOLDER'S EQUITY (DEFICIT)

(a) Private Placement Offerings

During the first quarter of 2002, the Company raised $5,650,666 in a private placement offering of common stock whereby 3,008,608 shares were sold at a weighted average price of $1.88 per share, as well as warrants to purchase 2,256,457 shares of common stock each at a weighted average price of $2.25 per share, and warrants to purchase 903,243 shares of common stock at $0.01 per share each exercisable for five years. Net proceeds of this offering were $5,237,039. As part of this issuance, EIS purchased 597,205 shares of common stock at $1.79, pursuant to their pre-emptive rights, as well as warrants to purchase 447,904 shares of common stock at a price of $2.15 and 149,301 shares of common stock at $0.01, each exercisable for five years.

On July 10, 2001, the Company closed a business venture with Elan and EIS. As part of the transaction, EIS and the Company formed a Bermuda exempted limited liability company, SafeScience Newco, Ltd., to further advance GCS-100. The Company owns 100% of the common stock and 60.2% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. and EIS owns 39.8% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting convertible preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and EIS owns 19.9%.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

As part of the transaction, EIS also purchased 2,700,000 shares of common tock, 1,116.79 shares of Series C Preferred convertible into 1,116,790 shares of common stock after two years, and a five-year warrant to purchase 381,679 shares of common stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. EIS also acquired by use of a cross receipt in the amount of $12,015,000, 4,944.44 shares of Series A Preferred Stock. The Series A Preferred Stock bears a 7% mandatory stock dividend. The Series A Preferred Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the fully-diluted equity interest in SafeScience Newco, Ltd. The Series A Preferred Stock is redeemable by the Company, if still outstanding on July 10, 2007, at its option, for either cash or shares of common stock of the Company at their fair market value at the time of redemption. The Company acquired by means of the same cross receipt, its equity interest in SafeScience Newco, Ltd. Consequently, the value assigned to the Company's investment in SafeScience Newco, Ltd. is the same as the value of the Series A Preferred Stock issued, which was approximately $12,015,000. In connection with this transaction the Company recorded $262,064 as a beneficial conversion charge representing the current value of the pro rata portion of the warrant to purchase 381,679 shares at $2.43 per share.

Upon mutual agreement, EIS and the Company will fund up to $12 million for SafeScience Newco, Ltd.'s research and development according to their respective equity holdings in SafeScience Newco, Ltd. Subject to mutual agreement, EIS will purchase from the Company up to $9.612 million of the Company's Series B convertible preferred stock ("Series B Preferred Stock"), which bears a 7% dividend payable-in-kind and is convertible into common stock. The Company will utilize its Series B Preferred Stock to fund its portion of SafeScience Newco, Ltd.'s research and development costs. EIS acquired $1.47 million and $1.02 million of the up to $9.612 million of the Company's Series B Preferred Stock, constituting 862.76047 and 599.84706 shares, respectively, on December 31, 2001 and May 7, 2002.

 (b) Stock Grants and Stock Option Plan

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company's Board of Directors. During the three months ended March 31, 2002 and 2001, the Company issued 197,248 and 71,392 shares of common stock, respectively, and recorded charges to operations of $96,093 and $88,333 relating to those issuances of common stock. During the three months ended March 31, 2002, the Company granted options to purchase 444,600 shares of common stock.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

The following table summarizes all stock option activity to employees and consultants for services for the three months ended March 31, 2002.

------------------------------------------------------------------------
                            Stock Options
------------------------------------------------------------------------
                                  Number of       Weighted Average
------------------------------------------------------------------------
                                  Shares          Price Per Share
------------------------------------------------------------------------
Balance December 31, 2001         1,118,542           $5.69
------------------------------------------------------------------------
Granted                             444,600            2.09
------------------------------------------------------------------------
Exercised                           (16,100)           0.15
------------------------------------------------------------------------
Balance March 31, 2002            1,547,042           $4.71
------------------------------------------------------------------------

(c) Warrants

The following table summarizes all warrant activity for the three months ended March 31, 2002.

------------------------------------------------------------------------
                                 Warrants
------------------------------------------------------------------------
                                  Number of       Weighted Average
------------------------------------------------------------------------
                                  Shares          Exercise
------------------------------------------------------------------------
                                                  Price Per Share
------------------------------------------------------------------------
Balance December 31, 2001         8,227,230          $2.40
------------------------------------------------------------------------
Granted                           3,352,868           1.65
------------------------------------------------------------------------
Exercised                          (235,033)          0.01
                                 ----------       --------
------------------------------------------------------------------------
Balance March 31, 2002           11,345,065          $2.23
                                 ==========       ========
------------------------------------------------------------------------

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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

(d)    Classification of Preferred Stock

       In July 2001, the Securities and Exchange Commission issued an SEC Staff Announcement which was codified as EITF Topic No. D-98, "Classification and Measurement of Redeemable Securities". Topic No. D-98 provides additional guidance for determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer.

       During the fiscal quarter ended December 31, 2001, we adopted Topic No. D-98. Our Series A, B and C Preferred shares contained provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by our Board of Directors.

       On April 16, 2002, the Company and EIS, the holder of the Series A, B and C Preferred Stock, amended the original terms of the preferred stock. As a result of this amendment, the Company expects to reclassify the Series A, B and C Preferred Stock into stockholders' equity as of April 16, 2002.

(3)    RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce the size and realign its organization to conform with strategic changes. The major components of the restructuring relates to the elimination of approximately 8 employees across the following functions: sales and marketing
(6), general and administrative (1), and research and development (1). Components of the charge include severance and other related expenses. At March 31, 2002 approximately $258,200 of accrued restructuring charges remained which is comprised of severance costs. Approximately $372,000 of the expense has been paid by the issuance of common stock. The total cash paid through March 31, 2002 was approximately $671,000.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

         Restructuring reserve activities for the twelve months ended December 31, 2000 and 2001 and three months ended March 31, 2002 were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Remaining
                                             Reductions in           Revised           Paid through         Balance December
                           Estimated           Estimated            Estimated          December 31,            31, 2000
                            Expense             Expense               Expense             2000
------------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                 $1,410,000          $(246,044)           $1,163,956           $(737,956)              $426,000
------------------------------------------------------------------------------------------------------------------------------
Potential
Litigation                   100,000                  -               100,000                   -                100,000
------------------------------------------------------------------------------------------------------------------------------
Other                        215,000                  -               215,000            (215,000)                     -
------------------------------------------------------------------------------------------------------------------------------
Total                     $1,725,000          $(246,044)           $1,478,956           $(952,956)              $526,000
                          ==========          =========            ==========           =========               ========
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                           Remaining                                                                           Remaining
                            Balance          Reductions in           Revised           Paid through         Balance December
                          December 31,         Estimated            Estimated          December 31,            31, 2001
                              2000              Expense              Expense               2001
------------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                   $426,000           $(77,283)             $348,717            $(90,482)              $258,235
------------------------------------------------------------------------------------------------------------------------------
Potential
Litigation                   100,000           (100,000)                    -                   -                      -
------------------------------------------------------------------------------------------------------------------------------
Other                              -                  -                     -                   -                      -
------------------------------------------------------------------------------------------------------------------------------
Total                       $526,000          $(177,283)             $348,717            $(90,482)              $258,235
                            ========          =========              ========            ========               ========
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                           Remaining                                                                          Remaining
                            Balance          Reductions in           Revised        Paid through              Balance
                          December 31,     Estimated                Estimated      March 31, 2002          March 31, 2002
                              2001           Expense                 Expense
------------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                   $258,235             $ 0.00                                    $(0.00)              $258,235
------------------------------------------------------------------------------------------------------------------------------
Potential
Litigation                         -              (0.00)                                        -                      -
------------------------------------------------------------------------------------------------------------------------------
Other                              -                  -                                         -                      -
------------------------------------------------------------------------------------------------------------------------------
Total                       $258,235             $(0.00)                                   $(0.00)              $258,235
                            ========             ======                                   =======               ========
------------------------------------------------------------------------------------------------------------------------------

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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

During the quarters ended March 31, June 30, and December 31, 2001, the Company recorded additional charges of $186,629, $57,600, and $288,971, respectively, to reflect additional consulting expenses and rental expense related to surplus office space.

                                                    Years Ended December 31,
                                                     2001            2000
                                                     ----            ----
Revenues                                                  --     $ 1,354,898
Cost of goods sold                                 $ 186,629       1,229,508
                                                   ---------     -----------
Gross margin                                        (186,629)        125,390
                                                   ---------     -----------
Marketing                                                 --       3,566,900
General and administrative                           346,571              --
Research and development                                  --         297,657
                                                   ---------     -----------
Total expenses                                       346,571       3,864,557
                                                   ---------     -----------
Operating loss                                      (533,200)     (3,739,167)
                                                   ---------     -----------
Provision                                                 --      (1,750,000)
                                                   ---------     -----------
Loss on discontinued operations                    $(533,200)    $(5,489,167)
                                                   =========     ===========
(5) COMMITTMENTS AND CONTINGENCIES

On January 26, 2001, the Company executed an agreement, which has been amended on May 14 and November 7, 2001, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants an exclusive world-wide license to the Company to patents and patent applications related to "GCS-100 Material" issued to or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing patent portfolio which consolidates the rights to all of the parties' existing GCS-100 intellectual property within GlycoGenesys. Pursuant to this agreement, the Company made an initial payment of $300,000 upon signing the agreement and is required to make up to an additional $1,635,000 in license payments at the rate of 6% of cash raised through the sale of securities of the Company. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones. As of March 31, 2002 the Company paid license fees of $1,290,363 and owes license fees of $644,637.

On January 26, 2001, the Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,375,000 shares of common stock at $1.15 that vest in quarterly installments over two years. On November 7, 2001, the Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 125,000 shares of common stock at $1.15 that vest through January 26, 2003. During the three months ended March 31, 2002, the Company recorded an expense of $271,951 related to warrants which vested under this agreement and expense of $795,336 in payment of the 6% amount due on sales of securities.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

The Company has retained Beardsworth Consulting Group, a full service contract research organization to support two projects: a Phase I dose escalation trial, and database transfer/management for the recently completed Phase II(a) trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts is estimated to be approximately $1,228,000 and be paid out over the next 9-12 months. In addition, the costs associated with the Phase I dose escalation trial currently being conducted at Sharp Clinical Oncology Research Memorial Hospital ("Sharp") is estimated to cost approximately $545,000 to be paid to Sharp over the next 9-12 months.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually. Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which will become effective for the Company on January 1, 2002. The Company has no goodwill therefore anticipates no effect at the present time.

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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The Company has not been affected by the adoption of this standard.

(7) Subsequent Event

On April 16, 2002, the Company entered into an agreement with EIS, the holder of the Series A, B and C Preferred Stock, to amend the Certificate of Designations, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock of the Company (the "Certificate of Designations"), to require the Board of Directors' approval of any transaction or series of related transactions in which securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding voting securities are acquired by a person, entity or group of related persons or entities in order for such transaction or series of transactions to be deemed a Liquidation Event as that term is defined in the Certificate of Designations. As a result of this amendment, the Company expects to reclassify the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock into permanent equity as of April 16, 2002.

(8) SafeScience Newco Ltd. Consolidated Statement of Operations

                             SAFESCIENCE NEWCO, LTD.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (Unaudited)

                                                                                 Period from
                                                                                July 10, 2001
                                                                                 (Inception)
                                                           Three Months Ended      through
                                                             March 31, 2002     March 31, 2002
                                                             --------------     --------------
Costs and Expenses:
 Research and development                                     $  1,162,310       $ 18,857,203
 General and administrative                                              -             16,725
                                                              ------------       ------------
    Total operating expenses                                     1,162,310         18,873,928
                                                              ------------       ------------
Net loss applicable to common stockholders                    $ (1,162,310)      $(18,873,928)
                                                              ============       ============

Basic and diluted net loss per common share:                  $    (193.72)      $  (3,145.65)
                                                              ============       ============



Basic and diluted weighted average shares outstanding                6,000              6,000
                                                              ============       ============

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

Overview

GlycoGenesys, Inc. (the "Company," formerly known as SafeScience, Inc.) is a biotechnology company that develops novel pharmaceutical products based on carbohydrate compounds and related technologies. The Company's lead drug candidate GCS-100 (formerly known as GBC-590), a potential treatment for multiple forms of cancer, recently completed Phase II(a) clinical trials for pancreatic cancer and completed Phase II(a) clinical trials for colorectal cancer as announced in March 2001. In July 2001, the Company formed a joint venture (SafeScience Newco, Ltd.) with Elan Corporation, plc ("Elan") to advance GCS-100 in the field of oncology.

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

The Company's business was founded in 1992 as IGG International, Inc. to pursue carbohydrate based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 the Company changed its name to SafeScience, Inc. and more recently in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company's principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company's homepage is located at http://www.glycogenesys.com

GlycoGenesys, Inc.

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

A Phase II(a) clinical trial for colorectal cancer was completed in 2001 and a Phase II(a) clinical trial for pancreatic cancer was completed in 2002. These Phase II(a) trials were conducted at the following locations:

..    Beth Israel/Deaconess Hospital in Boston, Massachusetts;
..    University of Chicago Pritzker School of Medicine;
..    University of Rochester Cancer Center;
..    Christiana Healthcare in Wilmington, Delaware;
..    Ocala Oncology Center in Ocala, Florida;
..    Hematology and Oncology Associates in Kansas City, Missouri; and
..    Medical Oncology Associates in San Diego, California.

On March 23, 2001, the Company announced that GCS-100 demonstrated positive clinical activity in colorectal cancer patients in the completed Phase II(a) clinical trial. Specifically, five of 23 patients showed tumor stabilization for periods of two to six months before disease state progression was observed, with one of the five patients showing a period of tumor shrinkage. On April 8, 2002, the Company announced the completion of its Phase II(a) pancreatic cancer clinical trial. Phase II clinical trials are designed to help determine both the safety and efficacy of a potential drug, which may involve several sets of trials (Phase II(a), Phase II(b), etc.). Based on promising early data from these trials, and the fact that higher doses of GCS-100 than administered in the Phase II(a) colorectal and pancreatic trials have already been tested in animals, with no dose limiting toxicity observed, a Phase I dose escalation trial to include colorectal and other types of cancer patients began in February 2002. This trial is being conducted at Sharp Clinical Oncology Research Memorial Hospital in San Diego. In addition, a Phase II dose escalation trial with GCS-100 in combination with a standard cancer therapy is planned to begin in 2002/2003 and will enroll pancreatic cancer patients. These dose escalation trials may enroll up to 75 cancer patients separated into groups, each receiving a different dose level of GCS-100. Assuming the results of these dose escalation trials support an expanded Phase II/III pivotal clinical trial for pancreatic cancer, the Company intends to initiate such a trial in 2003/2004. In connection with this trial the Company intends to seek fast track designation from the FDA which would enable the Company to seek accelerated approval for GCS-100 for the treatment of pancreatic cancer. GCS-100, whether delivered intravenously or by other methods, may not prove effective in reducing or eliminating the spread of cancer in humans, be safe at higher doses or be granted accelerated or other approvals by the FDA.

On September 19, 2001, we announced that we entered into a sponsored research agreement with the Massachusetts Institute of Technology (MIT). The research conducted by MIT will focus on an expanded analysis of GCS-100 and identification of other compounds with promising biochemical and pharmaceutical activity.

The estimated amount expended by the Company during the three month period ending March 31, 2002 on Company sponsored research was $20,000, exclusive of amounts totaling $558,000 paid to consulting companies or clinical research organizations.

On July 10, 2001, the Company closed on a business venture with Elan Corporation, plc, an Irish limited liability company ("Elan") and Elan International Services, Ltd., a Bermuda exempted limited liability company ("EIS"). As part of the transaction, EIS and the Company founded a Bermuda exempted limited liability company, SafeScience Newco, Ltd., to further advance GCS-100. The Company owns all of the common stock and 60.2% of the non-voting preferred shares of SafeScience Newco, Ltd. and EIS owns 39.8% of the non-voting preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and EIS owns 19.9%. Elan and the Company entered into license agreements under which the Company licensed to SafeScience Newco, Ltd. its intellectual property related to GCS-100 for use in the field of oncology and Elan licensed to SafeScience Newco, Ltd. proprietary oral drug technology.

As part of the transaction, EIS also purchased 2,700,000 shares of the Company's common stock, 1,116.79 shares of the Company's Series C Non-Voting Preferred Stock ("Series C Stock") convertible into 1,116,790 shares of common stock after two years and a five-year warrant to purchase 381,679 shares of common stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. EIS also acquired by means of a cross receipt in the amount of $12,015,000 shares of the Company's Series A Convertible Exchangeable Non-Voting Preferred Stock ("Series A Stock"). The Series A Stock bears a 7% dividend payable-in-kind. The Series A Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the fully diluted equity in SafeScience Newco, Ltd. The Series A Stock shall be redeemed by the Company, if still outstanding on July 10, 2007 at its option for either cash, shares of common stock, or shares of common stock and a warrant to purchase common stock with a fair market value equal to the redemption price. The Company acquired by means of the cross receipt in the amount of $12,015,000 its equity interest in SafeScience Newco, Ltd. Consequently, the value assigned to the Company's investment in SafeScience Newco, Ltd. is the same as the value of the Series A Stock issued, which was approximately $12,015,000.

EIS and the Company may fund SafeScience Newco, Ltd.'s research and development according to their respective equity holdings in SafeScience Newco, Ltd. Subject to mutual agreement, EIS may purchase from the Company up to $9.612 million of Series B

Convertible Preferred Stock, which bears a 7% dividend payable-in-kind and is convertible into common stock. EIS acquired $1.47 million of the Company's Series B Preferred Stock, constituting 862.76047 shares, on December 31, 2001 and acquired $1.02 million of the Company's Series B preferred stock constituting 599.84706 shares, on May 7, 2002.

The Company has retained Beardsworth Consulting Group, a full service contract research organization to support two projects: a Phase I dose escalation trial, and database transfer/management for the recently completed Phase II(a) trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts is estimated to be approximately $1,228,000 and be paid out over the next 9-12 months. In addition, the costs associated with the Phase I dose escalation trial currently being conducted at Sharp Clinical Oncology Research Memorial Hospital ("Sharp") is estimated to cost approximately $545,000 to be paid to Sharp over the next 9-12 months.

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

Results of Operations: Three months ended March 31, 2002 versus March 31, 2001

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Notes 1, 4 and 6 in the Notes to the Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q. The Company's preparation of this Quarterly Report on Form 10-Q requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

In July 2001, the Securities and Exchange Commission issued an SEC Staff Announcement which was codified as EITF Topic No. D-98, "Classification and Measurement of Redeemable Securities". Topic No. D-98 provides additional guidance for determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer.

During the fiscal quarter ended December 31, 2001, we adopted Topic No. D-98. Our Series A, B and C Preferred shares contained provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by our Board of Directors. As discussed in Note 7 in the Notes to the Unaudited Consolidated Financial Statements of this Quarterly Report on Form 10-Q, we have negotiated with the holders of these shares to amend those provisions requiring the event to be subject to approval of our Board of Directors. The Company believes that these amended provisions permit the Company to restore the full value to stockholders' equity.

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

Accordingly, the Company has treated its consumer and commercial products operations as a discontinued operation in accordance with APB Opinion No. 30 and has reclassified its financial statements to reflect this treatment. For the year ended December 31, 2000, the Company recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations.

The net losses of these operations prior to March 31, 2001 are included in the statements of operations under discontinued operations. Revenues from such operations were $0 and $1,354,898 for the years ended December 31, 2001 and 2000, respectively.

                                                    Years Ended December 31,
                                                      2001           2000
                                                      ----           ----
Revenues                                                   --    $ 1,354,898
Cost of goods sold                                $   186,629      1,229,508
                                                  -----------    -----------
Gross margin                                         (186,629)       125,390
                                                  -----------    -----------
Marketing                                                  --      3,566,900
General and administrative                            346,571             --
Research and development                                   --        297,657
                                                  -----------    -----------
Total expenses                                        346,571      3,864,557
                                                  -----------    -----------
Operating loss                                       (533,200)    (3,739,167)
                                                  -----------    -----------
Provision                                                  --     (1,750,000)
                                                  -----------    -----------
Loss on discontinued operations                   $  (533,200)   $(5,489,167)
                                                  ===========    ===========

The loss on discontinued operations reflected in the statement of income includes all the income statement accounts, write-down of the assets to estimate net realizable values associated with the consumer products and commercial products business and the estimated costs of discontinuing these operations.

We had a net loss attributable to common stockholders of $2,890,385 for the three months ended March 31, 2002 versus a net loss of $3,055,102 for the three months ended March 31, 2001. The net loss for the three months ended March 31, 2002 included $931,010 for an adjustment for Equity in loss of SafeScience Newco, and $239,674 for dividends accreted on our Series A and Series B preferred stock.

Our total research and development expenses for the three months ended March 31, 2002 are the sum of expenses reported in two lines in the Consolidated Statements of Operations: (1) Research and Development ("R&D"), and (2) Equity in loss of SafeScience Newco, Ltd.

Our expenses related to the development of GCS-100 incurred during the first quarter of fiscal 2002 were $1,880,442. In July 2001, GlycoGenesys, Inc. transferred its rights to GCS-100 in the field of oncology to SafeScience Newco, Ltd. ("SafeScience Newco"). Amounts for expenses incurred and work performed by GlycoGenesys, Inc. on behalf of SafeScience Newco for GCS-100 are billed to SafeScience Newco, netted against R&D expenses and flow through "Equity in loss of SafeScience Newco." For the three months ended March 31, 2002 our Equity in loss of SafeScience Newco was $931,010, representing 80.1% of the $1,162,309 total expenses of SafeScience Newco made up of $1,068,832 in research and development charges incurred by the Company billed to SafeScience Newco, $68,000 of our allowable overhead charges, and $25,477 representing our portion of other SafeScience Newco expenses, respectively.

We incurred research and development expenses of $795,000 related to license fees paid to Wayne State University and non-cash research and development expenses of $272,000 in connection with warrants issued to Wayne State University to purchase common stock which vested during the quarter which combined increased $591,000 from the three month period last year. Cost of managing our clinical trials decreased approximately $275,000 during the three months ended March 31, 2002 compared to 2001, primarily due to completion of the field work on both the colorectal and pancreatic trials. Drug production costs decreased approximately $200,000 as well. Expenses relating to clinical professional services increased approximately $70,000. Sponsored research increased from $0 to $20,000, or 100%, during the three months ended March 31, 2002 due to our new relationship with MIT.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, decreased from $95,000 for the three months ended March 31, 2001 to $61,000 for the three months ended March 31, 2002 reflecting primarily a reduction in consulting and field trial costs. This decrease reflects the Company's de-emphasis of its agricultural products. We have engaged an investment advisor to assist in the sale or other disposition of these products. We expect future expenditures to be commensurate with current levels.

The Company is actively seeking to expand its product pipeline under development. These new product candidates will either be developed jointly or licensed by the Company. The cost related to the development of new product candidates is projected to be in the range of $500,000-$1,000,000 during the twelve months ended December 31, 2002 although it could be higher.

Total research and development expenses for the three months ended March 31, 2002 were $1,941,089, the sum of the $1,010,799 recorded in R&D and $931,010, our portion of the Equity in Loss of SafeScience Newco, Ltd. attributable to research and development expenses on behalf of SafeScience Newco in connection with the development of GCS-100 in the field of oncology.

Research and development expenses thus increased from $1,742,095 for the three months ended March 31, 2001, to $1,941,089 for the three months ended March 31, 2002, an increase of $198,994, or 11.4%. Of this, expenses associated with the development of GCS-100 increased approximately $235,000 partially offset by the reduction in agriculture related expenses.

General and administrative expenses decreased from $1,330,761 for the three months ended March 31, 2001, to $735,852 for the three months ended March 31, 2002, a decrease of $594,909, or 44.7%. This decrease is primarily attributable to reductions of non-cash compensation costs of $124,000 related to issuance of stock options to employees, payroll and related benefits expense of $136,000, reduced expenditures for professional services of $129,000, and expenses billed to SafeScience Newco, Ltd. in the amount of $68,000 under the terms of the joint venture agreement, 80.1% of which is included in the "Loss in Equity of SafeScience Newco Ltd."

Interest income increased from $27,503 for the three months ended March 31, 2001, to $27,823 for the three months ended March 31, 2002, an increase of $320, or 1.1%. This increase is attributable to an increase in cash available for temporary investment.

The loss in equity of SafeScience Newco, Ltd. is attributable to the write off of 80.1% of the $1,162,309 of expenses billed to SafeScience Newco, Ltd. during the quarter ended March 31, 2002.

Liquidity and Capital Resources

For the three months ended March 31, 2002, the Company's operations utilized cash of approximately $3,028,068 primarily to fund its operating loss and loss on discontinued operations. The Company also invested $11,174 in fixed asset purchases. The uses of cash were offset by equity financings, which resulted in net proceeds of approximately $5,237,039 to the Company during the three months ended March 31, 2002. We are pursuing additional funds through sales of our securities and through potential partnering arrangements with pharmaceutical or mature biotechnology companies.

As of March 31, 2002, the Company's accumulated deficit was approximately $69,339,000 and as of May 15, 2002 cash balances were $9,389,306.

On July 10, 2001 the Company and EIS completed a business venture in a series of transactions which included the purchase by EIS of $17,015,000 of the Company's securities, of which $12,015,000 was used to license technology from Elan, and provided future funding, subject to conditions, for the Company's portion of the research and development costs of GCS-100 in the field of oncology in the amount of $9,612,000. EIS purchased $1.47 and $1.02 million of the Company's Series B Preferred Stock, constituting 862.76047 and 599.84706 shares, respectively, on December 31, 2001 and May 7, 2002.

The Company's future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements as currently planned into the first quarter of 2003.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually.

Under SFAS 142, the amortization of goodwill ceases upon adoption of the statement, which became effective for the Company on January 1, 2002. The Company has no goodwill therefore anticipates no effect at the present time.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned, (2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. SFAS 144 requires (1) that spin-offs and exchanges of similar productive assets to be recorded at the lower of carrying value or fair value, and that such assets be classified as held and used until disposed of and (2) that any impairment loss resulting from a spin-off or exchange of similar productive assets be recognized when the asset is disposed of. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The Company has not been affected by the adoption of this standard.

Market Risk

The Company is not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of March 31, 2002, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company's overall consolidated financial results. There can be no assurance that the Company's exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company is exposed to market risk related to changes in interest rates which could positively or negatively affect results of operations. The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2002, the fair value of the portfolio would decline by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

     We began operations more than eight years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we generated only $2,723,000 from product sales. On February 23, 2001, we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years, if at all. We will not generate funds on an ongoing basis unless we receive current payments with respect to the sale of these areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical or agricultural products. We have incurred an estimated $69.3 million of losses since our inception, including $23.1 million for the year ended December 31, 2001 and $2.9 million for the three months ended March 31, 2002. Extensive losses can be expected to continue for the foreseeable future.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

     The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. We may receive approximately $8.9 million of additional funds from Elan International Services, Ltd. ("EIS") for the development of GCS-100 pursuant to our agreement with EIS. However, we and EIS must agree on a quarterly basis on the business plan for SafeScience Newco, Ltd. in order to receive additional capital from EIS. The Company's future is dependent upon its ability to obtain additional financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. We may also seek funds in conjunction with the in-licensing of additional biopharmaceutical products where we acquire in licenses and development funds for our securities. Additional equity financing may result in dilution to our shareholders. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer additional financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys.

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

     To the extent aspects of our technology may be unpatentable or we determine to maintain such technology as trade secrets, we protect such unpatented technology by contractual agreements. Our unpatented technology or similar technology could be independently developed by others. In addition, the contractual agreements by which we protect our unpatented technology and trade secrets may be breached. If our technology is independently developed or our contractual agreements are breached, our technology will be less valuable and our business will be harmed.

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

     We license our technology, including GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with Wayne State University and the Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Karmanos Cancer Institute two monthly payments of approximately $76,000 each in June and July 2002, plus an additional $339,000 paid on May 15, 2002, pay 2% royalties on product sales and up to $3 million in milestone payments and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2006. To maintain our license with Dr. Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales starting this year. To maintain our joint venture's license with Elan for its oral drug delivery technology we do not have material obligations other than royalty payments, if any, which shall be determined by SafeScience Newco prior to commercialization of GCS-100.

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

OUR ECONOMIC INTEREST IN GCS-100 WILL BE REDUCED IF EIS EXERCISES ITS RIGHTS TO ACQUIRE A 50% INTEREST IN SAFESCIENCE NEWCO LTD.

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

     According to industry surveys there are approximately 402 new drug candidates in development to treat various types of cancer. This research is being conducted by 170 pharmaceutical and biotechnology companies and the National Cancer Institute (NCI). We have conducted two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer and the second enrolled patients with late stage prostate cancer. We also conducted and completed two Phase II(a) clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. Published surveys indicate that, including GCS-100, approximately twenty-six drugs are in various stages of clinical trial development for pancreatic cancer and fifty five drugs in various stages of clinical trial development for colorectal cancer. Our current clinical trial plan is to pursue pancreatic cancer as a lead indication and we are planning to conduct a Phase II/III pivotal trial in 2003/2004.

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

Our competitors may:

 .   successfully identify drug candidates or develop products earlier than we do;
 . obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;
 . develop products that are more effective, have fewer side effects or cost less than our products; or
 .   successfully market products that may compete with our products candidates.

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

            The testing, marketing and sale of agricultural and pharmaceutical products entails a risk of product liability claims by consumers and others. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such suit is unsuccessful, our reputation could be damaged and litigation costs and expenditure of management time on such matters could adversely affect our business and financial condition.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING SHARES TO BE ISSUED UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS AND OTHERS, WHICH WILL CAUSE DILUTION OF YOUR INTEREST IN US.

            As of March 31, 2002, there are outstanding options to purchase 1,547,042 shares of common stock, at a weighted average exercise price of $4.71 per share and outstanding warrants to purchase 11,345,065 shares of common stock at a weighted average exercise price of $2.23 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of the current shareholders.

            In July 2001, in connection with a business venture and financing transaction, we sold to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. In December 2001 and May 2002, we sold 862.70647 and
599.84706 shares, respectively, of our Series B convertible non-voting preferred stock to EIS. Each share of our Series A preferred stock and Series C preferred stock is presently convertible after July 10, 2003 into 1,000 shares of our common stock. Each share of our Series B preferred stock is presently convertible two years after issuance into 1,000 shares of our common stock. The Series A preferred stock and the Series B preferred stock each bear a 7% dividend payable in Series A preferred stock and Series B preferred stock, respectively, which compounds annually. In January 2002, we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, a total of 8,502,668 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 22.9% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition, we may elect to sell to EIS, subject to its agreement, up to an additional 4,191.56412 shares of our Series B convertible non-voting preferred stock in the future at a price per share of $1,700. Upon conversion, a total of an additional 4,191,564 shares of common stock would be issued to EIS assuming the purchase of all the remaining Series B preferred stock, but not including any dividends to be issued on the Series B preferred stock. Thus, we could potentially issue a total of 12,694,232 shares of our common stock to EIS, assuming the exercise of all warrants and conversion of all Series A, Series B and Series C preferred stock outstanding or that may be sold to EIS in the future, but excluding any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 34.2% of our currently outstanding common stock.

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

            On June 6, 2001, we received a letter from The Nasdaq Stock Market notifying us that the staff had determined that we did not comply with the minimum standards for continued listing. On July 13, 2001, we filed a current Report on Form 8-K/A containing our unaudited May 31, 2001 balance sheet on a pro forma basis reflecting the closing of the transaction with Elan and EIS. On July 16, 2001, we were notified by Nasdaq that they deemed us to be in compliance with the net tangible assets/market capitalization/net income requirement and all other requirements necessary for continued listing on the Nasdaq SmallCap Market. However, we may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has not been below $1.00 for a thirty day period. However, the closing bid price has been below $1.00 for 21 days ending on April 30, 2001 and as recently as October 2001 for a five day period ending on October 26, 2001. Our market capitalization is above $35 million as of April 2, 2002 but has been below $35 million as recently as December 2001. Our net tangible assets and equity as reported in the unaudited financial statements are approximately negative $6.3 million as of March 31, 2002 while our market capitalization is above $35 million.

            If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheets." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers of "penny stock" be accredited investors which would reduce the number of investors that could purchase our shares. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

            Approximately 24,156,258 shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The Company has filed a registration statement on Form S-3, which is not yet effective, with respect to 7,233,266 outstanding shares of the approximately 24,156,258 restricted securities, as well as with respect to shares issuable upon the exercise of warrants. In addition, the Company has seven S-3 Registration Statements which are currently effective.

            The sale of these restricted shares and the registered shares shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

BECAUSE OUR MANAGEMENT COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

            The holders of the common stock do not have cumulative voting rights. Our directors, one of whom is an executive officer of GlycoGenesys, own approximately 9.6% collectively of the outstanding shares of common stock. One of the conditions of the transactions between us, Elan and EIS requires that we expand our board of directors to six members on the next regularly scheduled stockholders' meeting at which time EIS may appoint one director. EIS has currently decided not to appoint a director at the next regularly scheduled stockholders' meeting, but may choose to do so in the future. If EIS appoints a director, members of the board of directors and their affiliates shall own approximately 18.5% of the outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS were to have converted or exercised all of our securities held by it, the members of our board of directors and their affiliates would own approximately 33.7% of the outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS. This percentage would increase if we were to sell additional shares of our Series B preferred stock to EIS. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

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

Part II - Other Information

Item 2. Changes in Securities

(a) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended March 31, 2002.

      During the first quarter of 2002, the Company raised $5,650,666 in a private placement offering of common stock whereby 3,008,608 shares were sold at a weighted average price of $1.88 per share, as well as warrants to purchase 2,256,457 shares each at a weighted average price of $2.25 per share exercisable for five years, and warrants to purchase 903,243 shares at $0.01 per share. Net proceeds of this offering were $5,237,039. As part of this issuance, Elan International Services, Ltd. purchased 597,205 shares at $1.79, pursuant to their pre-emptive rights, as well as warrants to purchase 447,904 shares and 149,301 shares at a price of $2.15 and $0.01, respectively, exercisable for five years.

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits

      4.1 Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock of the Company filed on April 19, 2002.

(b) Reports on Form 8-K.

On January 9, 2002, the Company filed a Current Report on Form 8-K to report its issuance of 862.76047 shares of its Series B preferred stock to Elan International Services, Ltd., and the Company's funding of research and development work by SafeScience Newco Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 20th day of May 2002.

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