Form 10-K/A
period 2001-12-31
GLYCOGENESYS  INC
filed 2002-05-30
CIK 946661

                                   FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

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

                              Park Square Building
                        31 St. James Avenue, 8/th/ Floor
                           Boston, Massachusetts 02116
        (Address of principal executive offices, including postal code.)

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

                     YES      [X]     NO        [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value at April 12, 2002 of the voting stock of the Registrant held by non-affiliates (based on the closing price of $1.40 on the Nasdaq SmallCap market on that date) was approximately $31,360,000.

The number of shares outstanding each of the Registrant's classes of common stock, as of April 12, 2002 was 37,064,044.

                                EXPLANATORY NOTE

          On April 16, 2002, GlycoGenesys, Inc. (the "Company") filed its Annual Report on Form 10-K for the year ended December 31, 2001 containing unaudited consolidated financial statements for the year ended December 31, 2001 in reliance on Securities and Exchange Release No. 34-45589 because the Company elected not to have Arthur Andersen LLP issue a manually signed audit report for the Company's consolidated financial statements for the year ended December 31, 2001. This Amendment No. 1 of the Company's Annual Report on Form 10-K (the "Form 10-K/A") contains audited consolidated financial statements for the year ended December 31, 2001 audited by Deloitte & Touche LLP.

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

ITEM 1. BUSINESS

Overview

GlycoGenesys, Inc. (the "Company," formerly known as SafeScience, Inc.) is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds and related technologies. The Company's lead drug candidate GCS-100 (formerly known as GBC-590), a potential treatment for multiple forms of cancer, recently completed Phase II(a) clinical trials for pancreatic cancer and completed Phase II(a) clinical trials for colorectal cancer in 2001. In July 2001, the Company formed a joint venture (SafeScience Newco, Ltd.) with Elan Corporation, plc ("Elan") to advance GCS-100 in the field of oncology.

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

A Phase II(a) clinical trial for colorectal cancer was completed in 2001 and a Phase II(a) clinical trial for pancreatic cancer was completed in 2002. These Phase II(a) trials were conducted at the following locations:

 .   Beth Israel/Deaconess Hospital in Boston, Massachusetts;
 .   University of Chicago Pritzker School of Medicine;
 .   University of Rochester Cancer Center;
 .   Christiana Healthcare in Wilmington, Delaware;
 .   Ocala Oncology Center in Ocala, Florida;
 .   Hematology and Oncology Associates in Kansas City, Missouri; and
 .   Medical Oncology Associates in San Diego, California

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

The estimated amount expended by the Company during the fiscal year ending 2001 on Company sponsored research was approximately $266,500, exclusive of amounts totaling $2,319,000 paid to consulting companies or clinical research organizations.

On July 10, 2001, the Company closed on a business venture with Elan and Elan International Services, Ltd., a Bermuda exempted limited liability company ("Elan International"). As part of the transaction, Elan International and the Company founded a Bermuda exempted limited liability company, SafeScience Newco, Ltd., to further advance GCS-100. The Company owns 100% of the common stock and 60.2% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. and Elan International owns 39.8% of the non-voting convertible preferred shares of SafeScience Newco, Ltd. Of the outstanding combined common and non-voting preferred shares of SafeScience Newco, Ltd., the Company owns 80.1% and Elan International owns 19.9%. Elan and the Company entered into license agreements under which the Company licensed to SafeScience Newco, Ltd. its intellectual property related to GCS-100 for use in the field of oncology and Elan licensed to SafeScience Newco, Ltd. proprietary oral drug technology for $15,000,000. All of the monetary components of these transactions were settled by the execution of a cross receipt among the parties for all amounts due to the appropriate parties.

At the time of the transaction, Elan International also purchased 2,700,000 shares of the Company's Common Stock, 1,116.79 shares of the Company's Series C Non-Voting Preferred Stock ("Series C Stock") convertible into 1,116,790 shares of Common Stock after two years and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000 which was paid in cash. Elan International also acquired shares of the Company's Series A Convertible Exchangeable Non-Voting Preferred Stock ("Series A Stock") for $12,015,000. The Series A Stock bears a 7% dividend payable-in-kind. The Series A Stock is exchangeable at the option of Elan International at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give Elan International 50% ownership of the fully diluted equity in SafeScience Newco, Ltd. The Series A Stock shall be redeemed by the Company, if still outstanding on July 10, 2007 at its option for either cash or shares of Common Stock with fair market value equal to the redemption price. The proceeds from the issuance of the Series A Stock were contributed by the Company to SafeScience Newco, Ltd. Consequently, the value assigned to the Company's investment in SafeScience Newco, Ltd. is the same as the value of the Series A Stock issued, which was approximately $12,015,000.

Elan International and the Company may fund SafeScience Newco, Ltd.'s research and development according to their respective equity holdings in SafeScience

Newco, Ltd. Subject to mutual agreement, Elan International may acquire from the Company up to $9.612 million of Series B Convertible Preferred Stock, which bears a 7% dividend payable-in-kind and is convertible into Common Stock. As of April 16, 2002, Elan International had acquired $1.4 million of the Company's Series B Preferred Stock, constituting 862.70647 shares, on December 31, 2001. The issuance of Series B Preferred Stock is intended to provide the Company with funds to meet its funding obligations to SafeScience Newco, Ltd.

The Company has retained Beardsworth Consulting Group, a full service contract research organization to support two projects: a Phase I dose escalation trial, and database transfer/management for the recently completed Phase II(a) trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts are estimated to be approximately $1,228,000 and be paid out over the next 9-12 months. In addition, the costs associated with the Phase I dose escalation trial currently being conducted at Sharp Clinical Oncology Research Memorial Hospital ("Sharp") is estimated to cost approximately $545,000 to be paid to Sharp over the next 9-12 months.

Pipeline Development

In addition to expanding the clinical trial program for GCS-100, we will devote resources to building a pipeline of drug candidates. Our research efforts will focus on three initiatives: licensing new technologies from outside sources, exploring the therapeutic potential of existing compounds in diseases other than their original indication, and evaluating existing technologies currently in-house. Priority will be given to drug candidates that provide therapeutic activity in diseases that are life threatening or debilitating, have an unmet medical need and for which Phase I/II clinical trials can be initiated in a relatively short period of time.

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

On February 23, 2001 the Company announced the discontinuation of its consumer and commercial operations. The Company estimated that the cost of disposing of the business assets and the expenses incurred during the phase-out period were $2,283,200. Estimated reductions in the assets and expenses were as follows:

   Accounts receivable                                             $  100,000
   Inventory                                                          555,720
   Barter credits                                                     263,880
   Machinery & equipment                                               41,919
   Leasehold improvements                                               2,978
   Provision for loss on discontinued operations 2000                 785,503
   Change in estimate of loss on discontinued operations 2001         533,200
                                                                   ----------
         Total                                                     $2,283,200
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

     Assuming the results of Phase I testing present no unmanageable toxicity or unacceptable safety problems, Phase II trials may begin. The primary objective of this stage of clinical testing is to determine whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and could involve 200 or more patients for each type of disease or illness tested and could involve several sets of trials (II(a), II(b), etc.). These studies are randomized controlled trials that also attempt to disclose short-term side effects and risks in people whose health is impaired. The cost per patient is estimated at $50,000 to $70,000. Phase II(a) trials for pancreatic and colorectal cancers have been completed. We plan to commence an expanded Phase II pancreatic trial in 2002/2003 and may commence additional clinical trials in 2003/2004.

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

Product Liability

         The testing, marketing and sale of pharmaceutical and agricultural products entails a risk of product liability claims by consumers and others. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such suit is unsuccessful, our reputation could be damaged and litigation costs and expenditure of management time on such matters could adversely effect our business and financial condition.

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

4. On July 10, 2001 Elan International Services, Ltd. ("EIS") purchased 2,700,000 shares of Common Stock, 1,116.79 shares of Series C Preferred Stock convertible into 1,116,790 shares of Common Stock after two years, and a five-year warrant to purchase 381,679 shares of Common Stock at an exercise price of $2.43 per share for an aggregate purchase price of $5,000,000. EIS also acquired 4,944.44 shares of Series A Preferred Stock for $12,015,000. The Series A Preferred Stock was used by the Company to acquire its equity interest in SafeScience Newco, Ltd. The Series A Preferred Stock is convertible into Common Stock after two years at a conversion price of $2.43. The Series A Preferred Stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco, Ltd. held by the Company which, if exchanged, would give EIS 50% ownership of the fully-diluted equity interest in SafeScience Newco, Ltd.

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

9. On December 31, 2001, the Company issued 862.70647 shares of Series B Preferred Stock to EIS for $1,466,601. Net proceeds of the sale were $1,341,224. The Series B Preferred Stock is convertible into Common Stock after two years at a conversion price of $1.70, subject to anti-dilution adjustments.

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

ITEM 6.   SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

         The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 1999 and 2000 and the consolidated balance sheet data as of December 31, 2000, are derived from the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal years ended December 31, 1999 and December 31, 2000, and which are included elsewhere in this Annual Report on Form 10-K/A. The consolidated statement of operations data set form below for the fiscal year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2001 are derived from the Company's consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors, for the fiscal year ended December 31, 2001 and which are included elsewhere in this Annual Report on Form 10-K/A. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 as well as the consolidated balance sheet data as of December 31, 1999, 1998 and 1997 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K/A. The information shown below may not be indicative of the Company's future results of operations.

                                                         As of December 31,
                                        ------------------------------------------------------------------------------------
                                             1997               1998               1999              2000            2001
                                             ----               ----               ----              ----            ----
Balance Sheet Data:
Cash and cash equivalents               $ 2,594,312        $ 3,439,408       $  3,377,067      $  2,547,353     $  7,977,910
Working capital                           2,180,775          3,095,242          2,574,719         1,768,337        5,635,439
Total assets                              2,906,737          3,968,588          5,493,524         5,779,117        8,956,597
Other equity                                     --                 --                 --           866,216       15,091,827
Stockholders' equity (deficit)            2,443,120          3,500,449          4,521,117         1,845,751       (8,927,246)

                                                                          Year Ended December 31,
                                        ------------------------------------------------------------------------------------
Statement of Operations
Data:                                        1997               1998               1999              2000            2001
                                             ----               ----               ----              ----            ----
 Research and development                 2,390,021          2,174,400          3,929,898         6,182,150        4,291,064
 General and administrative               2,428,072          4,420,886          5,837,861         4,093,507        4,045,088
 Restructuring charge (credit)                    -                  -                  -         1,478,956         (177,283)
                                        -----------        -----------       ------------      ------------     ------------
 Operating expenses                      (4,818,093)        (6,595,286)        (9,767,759)      (11,754,613)      (8,158,869)
                                        -----------        -----------       ------------      ------------     ------------
Other expense (income):
  Equity in loss of SafeScience
   Newco, Ltd.                                   --                 --                 --                --      (14,188,470)
 Other expense                                   --               (392)            (8,063)         (243,373)         (33,345)
 Interest income                             83,618            122,173            353,492           216,842          187,721
                                        -----------        -----------       ------------      ------------     ------------
Total other expense (income)                 83,618            122,781            345,429           (26,531)     (14,034,094)
                                        -----------        -----------       ------------      ------------     ------------
Loss from continuing operations          (4,734,475)        (6,473,505)        (9,422,330)      (11,781,144)     (22,192,963)

Loss from discontinued operations                --                 --         (2,879,388)       (5,489,167)        (533,200)
                                        -----------        -----------       ------------      ------------     ------------
Net loss before preferred stock
  dividend                               (4,734,475)        (6,473,505)       (12,301,718)      (17,270,311)     (23,130,436)
Accretion of dividend on
  Preferred stock                                --                 --                 --                --         (404,273)
                                        -----------        -----------       ------------      ------------     ------------
Net loss applicable to
  common stock                          $(4,734,475)       $(6,473,505)      $(12,301,718)     $(17,270,311)    $(23,130,436)
                                        ===========        ===========       ============      ============     ============

Basic and diluted net loss
per common stock from
continuing operations                         (0.43)             (0.50)             (0.59)            (0.64)           (0.82)
Basic and diluted net loss
per common stock from
discontinued operations                          --                 --              (0.18)            (0.30)           (0.02)
                                        -----------        -----------       ------------      ------------     ------------
Basic and diluted net loss
per common stock                              (0.43)             (0.50)             (0.77)            (0.94)           (0.84)
                                        ===========        ===========       ============      ============     ============
Weighted average number
of common shares
outstanding                              11,022,577         13,000,259         16,060,783        18,314,819       27,612,000
                                        ===========        ===========       ============      ============     ============

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

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K/A. The Company's preparation of this Annual Report on Form 10-K/A requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of its financial statements, and assurance that actual results will not differ from those estimates.

     In July 2001, the Securities and Exchange Commission issued a SEC Staff Announcement which was codified as EITF Topic No. D-98, "Classification and Measurement of Redeemable Securities". Topic No. D-98 provides additional guidance for determining when an equity security is redeemable at the option of the holder or upon the occurrence of an event that is solely within the control of the issuer. Topic No. D-98 was to be applied retroactively in the first fiscal quarter ending after December 15, 2001 by restating the financial statements of prior periods.

     During the fiscal quarter ended December 31, 2001, we adopted Topic No. D-98. At that time, our Series A, B and C Preferred shares contained provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by our Board of Directors. We have negotiated with the holders of these shares to amend those provisions by requiring the event to be subject to approval of our Board of Directors. The Company believes that the amended provisions will permit the Company to restore the full value to stockholders' equity in the second quarter of fiscal 2002.

Severance and Termination Benefits

     In connection with the restructuring plan adopted in the second quarter of 2000, the Company accrued severance and other employee-related exit costs of approximately $1.75 million. This restructuring resulted in the termination of 8 employees, including six sales and marketing, one general and administrative, and one research and development positions.

     In accordance with EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", the Company established a liability for severance and other related costs associated with involuntary termination of employees. The affected employees were notified of their terminations and their severance benefits before the end of the second quarter of 2000. All such employees were terminated by July 10, 2000.

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

     The net losses of these operations prior to March 31, 2001 are included in the statements of operations under discontinued operations. Revenues from such operations were $1,368,514 and $1,354,898 for the years ended December 31, 1999 and 2000, respectively. There were no revenues from these operations in 2001 or prior to 1999.

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
                                                   =========     ===========

     The loss on discontinued operations reflected in the statements of operations includes all the income statement accounts, write-down of the assets to estimated net realizable values associated with the consumer products and commercial products business and the estimated costs of discontinuing these operations. For the year ended December 31, 2001, the Company recorded additional expenses totaling $533,200 related to discontinued operations, $186,629 of which related to an additional loss on disposal of assets and $346,571 of which related to an accrual for additional rent expense for space that the Company was unable to sublet.

Results of Operations: Year Ended December 31, 2001 versus Year Ended December 31, 2000

     We had a net loss attributable to common stockholders of $23,130,436 for the twelve months ended December 31, 2001 versus a net loss of $17,270,311 for the twelve months ended December 31, 2000. The net loss for the twelve months ended December 31, 2001 included $14,188,470 for an adjustment for loss in equity of SafeScience Newco, and $404,273 for dividends accreted on our Series A convertible exchangeable preferred stock.

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

     Total research and development expenses for the fiscal year ended December 31, 2001 were thus $6,394,679, the sum of the $4,291,064 recorded in R&D and $2,103,615, our portion of the Equity in Loss of SafeScience Newco, Ltd. attributable to our research and development expenses in connection with the development of GCS-100 in the field of oncology. These amounts exclude the $12,015,000 discussed in the preceding paragraph.

     Total research and development expenses thus increased $212,529, or 3.4%, to $6,394,679 for the twelve months ended December 31, 2001 from

$6,182,150 for the twelve months ended December 31, 2000.

     We incurred research and development expenses of $1,140,000 related to license fees paid to Wayne State University and non-cash research and development expenses of $1,046,730 in connection with warrants issued to Wayne State University to purchase common stock which vested during the year. Cost of managing our clinical trials decreased from $2,097,000 to $1,675,000, or 20.1%, during the year ended December 31, 2001 compared to 2000, primarily due to completion of the field work on both the colorectal and pancreatic trials. Sponsored research increased from $104,000 to $266,500, or 156%, during the year ended December 31, 2001 compared to 2000 primarily due to our new relationship with MIT.

     Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, decreased from $1,578,000 for the twelve months ended December 31, 2000 to $315,000 for the twelve months ended December 31, 2001 and consisted primarily of wages, consulting and license fees. The decrease reflects the Company's de-emphasis of its agricultural products. We have engaged an investment advisor to assist in the sale or other disposition of this registered product. We expect future expenditures to be limited to a level similar to last year.

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
                                     ===========                ============

            The loss on discontinued operations reflected in the statement of operations includes all the income statement accounts, write-down of the assets to estimated net realizable values associated with the consumer products and commercial products business and the estimated costs of discontinuing these operations.

            Research and development expenses increased to $6,182,150 for the year ended December 31, 2000 from $3,929,898 for the year ended December 31, 1999, an increase of $2,252,252, or 57.3%. This increase was principally attributable to the Company's ongoing clinical trials of GCS-100, its lead pharmaceutical compound and increased salaries and consulting expense on agriculture product development. Included in research and development costs in 1999 are $197,143 of non-cash compensation resulting from the issuance of stock grants, and stock options and warrants to purchase common stock.

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

Liquidity and Capital Resources

            Since inception, the Company has funded its operations primarily with the proceeds from equity securities totaling approximately $52,900,000. For the year ended December 31, 2001, the Company's operations utilized cash of approximately $7,939,000, primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of approximately $13,068,000 to the Company. In 2000, the Company's operations utilized cash of approximately $13,287,000 which was offset by equity financings that resulted in net proceeds of approximately $12,851,000.

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

            The Company has retained Beardsworth Consulting Group, a full-service contract research organization, to support two projects: A Phase I dose escalation trial, and database transfer/management for the recently completed Phase II(a) trials. They will provide clinical research management, study monitoring, data management and medical writing. The costs for both efforts will be approximately $1,128,000 and be paid out over the next 9-12 months. In addition, costs associated with the Phase I dose escalation trial currently being conducted at Sharp Clinical Oncology Research Memorial Hospital will be approximately $545,000 paid over the next 9-12 months. The Company expects to incur substantial additional operating costs, including costs related to ongoing and planned research and development activities and preclinical studies.

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

            The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. As of April 16, 2002, SafeScience Newco, Ltd. may receive up to approximately $10 million of additional funds of which approximately $8.1 million could be funded by the Company through the issuance to Elan International Services, Ltd. ("EIS") of Series B Preferred Stock and approximately $1.9 million of which would be funded directly by EIS for the development of GCS-100 pursuant to our agreement with EIS. However, we will not receive additional capital from EIS unless we agree with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd. The Company's future is dependent upon its ability to obtain financing to fund its operations.

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

Interest Rate Sensitivity

            The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2001, the fair value of the portfolio would increase by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

            We began operations more than nine years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000 we only generated $2,723,000 from product sales. On February 23, 2001, we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years, if at all. We will not generate funds on an ongoing basis unless we are able to sell our consumer and commercial and/or agricultural business areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical or agricultural products. We have incurred an estimated $66.7 million of losses since our inception, including $23.1 million for the year ended December 31, 2001. Extensive losses can be expected to continue for the foreseeable future.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

            The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional debt and/or equity financing. As of April 16, 2002, SafeScience Newco, Ltd. may receive up to approximately $10 million of additional funds of which approximately $8.1 million could be funded by the Company through the issuance to EIS of Series B Preferred Stock and approximately $1.9 million of which would be funded directly by EIS for the development of GCS-100 pursuant to our agreement with EIS. However, we and EIS must agree on a quarterly basis on the business plan for SafeScience Newco, Ltd. in order to receive additional capital from EIS. The Company's future is dependent upon its ability to obtain additional financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. We may also seek funds in conjunction with the in-licensing of additional biopharmaceutical products where we acquire in licenses and development funds for our securities. Additional equity financing may result in dilution to our shareholders. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer additional financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys.

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

     There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. We are not involved in any litigation or proceedings, nor are we aware of any basis for such litigation or proceedings which would diminish or extinguish our patent protection. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications.

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

     We license our technology, including GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with Wayne State University and the Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Karmanos Cancer Institute four monthly payments of approximately $76,000 through July 2002 plus an additional $339,000 on May 14, 2002, pay 2% royalties on product sales and up to $3 million in milestone payments and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2006. To maintain our license with Dr. Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales starting this year. To maintain our joint venture's license with Elan for its oral drug delivery technology we do not have material obligations other than royalty payments, if any, which shall be determined by SafeScience Newco prior to commercialization of GCS-100.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

     We do not maintain our own laboratories and employ five scientific personnel. We contract out research and development operations, utilizing third party contract manufacturers to supply clinical grade material and third party contract research organizations, to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as MIT. In addition, we employ several consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions.

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

THE DEVELOPMENT OF GCS-100 IS NOT IN OUR EXCLUSIVE CONTROL AND IS JOINTLY DETERMINED WITH ELAN AND EIS.

     We are developing GCS-100 through collaboration with Elan and EIS. SafeScience Newco, Ltd. is a company that we formed and jointly own with EIS to develop GCS-100 in the field of oncology. We own 80.1% and EIS owns 19.9% of SafeScience Newco, Ltd. on a fully-diluted basis. Despite our majority ownership of SafeScience Newco, Ltd., we do not fully control the development activities regarding GCS-100, because we need consent of EIS for material development decisions regarding GCS-100. As a result, development of GCS-100 will depend on our ability to negotiate development issues with EIS.

OUR ECONOMIC INTEREST IN GCS-100 WILL BE REDUCED IF EIS EXERCISES ITS RIGHTS TO ACQUIRE A 50% INTEREST IN SAFESCIENCE NEWCO, LTD.

     EIS has the right to exchange our Series A convertible exchangeable preferred stock it owns for all of the convertible preferred securities we own of SafeScience Newco, Ltd. at any time until July 10, 2007, which would give EIS a 50% ownership interest in SafeScience Newco, Ltd. If EIS exercises this right, our fully-diluted ownership in SafeScience Newco, Ltd. will be reduced to 50% from its current 80.1%, which would reduce our economic interest in GCS-100.

IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY OUR BUSINESS WILL SUFFER.

     Our focus is primarily pharmaceuticals and to a lesser extent agricultural products. Although we currently do not market any products, commercial sales of our proposed agricultural products will substantially depend upon the products' efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant's natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products, Elexa 4 and Bb447, may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

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

     The investigation, manufacture and sale of agricultural products are subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will be able to be commercially marketed for use either in the United States or other countries only by first obtaining the necessary approvals. While we hope to obtain regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all. We have received approval from the EPA, California and 13 other states for Elexa 4%.

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

     The testing, marketing and sale of agricultural and pharmaceutical products entails a risk of product liability claims by consumers and others. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such suit is unsuccessful, our reputation could be damaged and litigation costs and expenditure of management time on such matters could adversely effect our business and financial condition.

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

     In July 2001, in connection with a business venture and financing transaction, we issued to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. In December 2001, we issued 862.70647 shares of our Series B convertible non-voting preferred stock to EIS. Each share of our Series A preferred stock and Series C preferred stock is presently convertible after July 10, 2003 into 1,000 shares of our common stock. Each share of our Series B preferred stock is presently convertible after December 31, 2003 into 1,000 shares of our common stock. The Series A preferred stock and the Series B preferred stock each bear a 7% dividend payable in Series A preferred stock and Series B preferred stock, respectively, which compounds annually. In January 2002 we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, as of December 31, 2001, a total of 7,902,820 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 21.3% of our outstanding common stock as of December 31, 2001. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition, as of December 31, 2001, we may elect to sell to EIS, subject to its agreement, up to an additional 4,791.4111 shares of our Series B convertible non-voting preferred stock in the future at a price per share of $1,700. Upon conversion, a total of an additional 4,791,411 shares of common stock would be issued to EIS assuming the purchase of all the remaining Series B preferred stock, but not including any dividends to be issued on the Series B preferred stock. Thus, we could potentially issue a total of 12,694,231 shares of our common stock to EIS, assuming the exercise of all warrants and conversion of all Series A, Series B and Series C preferred stock outstanding or that may be sold to EIS in the future, but excluding any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 34.3% of our outstanding common stock as of December 31, 2001.

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

     On June 6, 2001, we received a letter from The Nasdaq Stock Market notifying us that the staff had determined that we did not comply with the minimum standards for continued listing. On July 13, 2001, we filed a current Report on Form 8-K/A containing our unaudited May 31, 2001 balance sheet on a pro forma basis reflecting the closing of the transaction with Elan and EIS. On July 16, 2001, we were notified by Nasdaq that they deemed us to be in compliance with the net tangible assets/market capitalization/net income requirement and all other requirements necessary for continued listing on the Nasdaq SmallCap Market. However, we may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. As of April 16, 2002, the closing bid price of our common stock has not been below $1.00 for a thirty day period. However, the closing bid price has been below $1.00 for 21 days ending on April 30, 2001 and as recently as October 2001 for a five day period ending on October 26, 2001. Our market capitalization is above $35 million as of April 16, 2002 but has been below $35 million as recently as December 2001. Our net tangible assets and equity as reported in the financial statements are less than $2,000,000 and $2,500,000, respectively, as of December 31, 2001, while our market capitalization is above $35 million.

     If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheets." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers of "penny stock" be accredited investors which could reduce the number of investors that could purchase our stock. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

            As of December 31, 2001, approximately 21,020,453 shares of common stock issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The Company has filed a registration statement on Form S-3, which is not yet effective, with respect to 7,233,266 outstanding shares which are restricted securities, as well as with respect to shares issuable upon the exercise of warrants. In addition, the Company has seven S-3 Registration Statements which are currently effective.

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

BECAUSE OUR MANAGEMENT COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

            The holders of the common stock do not have cumulative voting rights. Our directors, one of whom is an executive officer of GlycoGenesys, own approximately 9.6% collectively of the outstanding shares of common stock as of December 31, 2001. One of the conditions of the transactions between us, Elan and EIS requires that we expand our board of directors to six members on the next regularly scheduled stockholders' meeting at which time EIS may appoint one director. EIS has currently decided not to appoint a director at the next regularly scheduled stockholders' meeting, but may choose to do so in the future. If EIS appoints a director, members of the board of directors and their affiliates shall own approximately 18.5% of the outstanding common stock as of December 31, 2001, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS were to have converted or exercised all of our securities held by it, the members of our board of directors and their affiliates would own approximately 32.9% of the outstanding common stock as of December 31, 2001, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS. This percentage would increase if we were to sell additional shares of our Series B preferred stock to EIS. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval including without limitation election of directors and other significant corporate transactions and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES.

            The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ--Small
Cap) has been, and may continue to be, highly volatile. During the twelve months ending December 31, 2001, our common stock has traded at prices ranging from $0.55 to $2.43 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This Annual Report on Form 10-K/A contains the following material changes in the audited financial statements for the year ending December 31, 2001 which differs from the previously filed unaudited financial statements for the year ending December 31, 2001:

Page F-7 Consolidated Statements of Cash Flows:

Proceeds from sales of Series B Preferred stock have been reclassified as a non-cash financing activity.

"Due from Elan International Services, Ltd." has been renamed "Due from Safe Science Newco, Ltd." and has increased from $(177,646) to $(892,691).

"Proceeds from stock subscription receivable" has been classified in net cash provided by financing activities section of the consolidated statements of cash flows.

These changes in cash flows effect the Liquidity and Resources section of Management's Discussion and Analysis of Results of Operations and Financial Condition in Item 7 by increasing cash provided by financing activities and net cash used in operating and discontinued activities.

The audited financial statements including the notes thereto contain several additional changes from the previously filed unaudited financial statements that the Company does not believe to be material. The audited financial statements presented here should be read in full.

Independent Auditors' Report

To the Board of Directors and Stockholders of GlycoGenesys Inc.:

We have audited the accompanying consolidated balance sheet of GlycoGenesys Inc. (formerly SafeScience, Inc.) and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlycoGenesys Inc. and subsidiaries at December 31, 2001 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $66.7 million as of December 31, 2001. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
May 29, 2002

Report of Independent Public Accountants

To the Stockholders and Board of Directors of SafeScience, Inc.:

We have audited the accompanying consolidated balance sheet of SafeScience, Inc. and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP
Boston, Massachusetts
March 20, 2001

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     December 31,
                                                     ------------
                                                  2000           2001
                                                  ----           ----
CURRENT ASSETS:
 Cash and cash equivalents                     $2,547,353     $7,977,910
 Stock subscription receivable                  2,000,000             --
 Due from SafeScience Newco, Ltd.                      --        177,646
 Prepaid expenses and other current assets        288,134        271,899
                                               ----------     ----------
 Total current assets                           4,835,487      8,427,455
                                               ----------     ----------
PROPERTY AND EQUIPMENT, AT COST:
 Computer, office and laboratory equipment        455,994        469,253
 Furniture and fixtures                           281,274        284,748
 Motor vehicles                                    25,026         25,026
                                               ----------     ----------
                                                  762,294        779,027
  Less accumulated depreciation                   324,932        437,844
                                               ----------     ----------
                                                  437,362        341,183
                                               ----------     ----------
OTHER ASSETS:
 Notes receivable-related parties                 128,659             --
 Restricted cash                                  108,128        108,128
 Deposits                                         269,481         79,831
                                               ----------     ----------
 Total other assets                               506,268        187,959
                                               ----------     ----------
Total assets                                   $5,779,117     $8,956,597
                                               ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         December 31,
                                                                         ------------
                                                                    2000              2001
                                                                    ----              ----
CURRENT LIABILITIES:
 Accounts payable                                              $  1,360,615      $  1,094,872
 Accrued license fee                                                     --           451,164
 Accrued commissions                                                     --           416,447
 Other accrued liabilities                                          797,964           502,753
 Net liabilities of discontinued operations                         908,571           326,780
                                                               ------------      ------------
Total current liabilities                                         3,067,150         2,792,016
                                                               ------------      ------------
OTHER EQUITY:

Preferred stock, $0.01 par value
     Authorized - 5,000,000 shares
       Series A convertible, exchangeable preferred
         Stock, 7,500 shares authorized;
         4,944.44 shares issued and outstanding as
         of December 31, 2001
         (liquidation value $12,419,273 at
         December 31, 2001)                                              --        12,419,273
       Series B convertible preferred stock,
         6,000 shares authorized;
         862.70 shares issued and outstanding as of
         December 31, 2001
         (liquidation value $1,466,601 at
         December 31, 2001                                               --         1,341,224
       Series C convertible preferred stock,
         1,117 shares authorized;
         1,116.79 shares issued and outstanding as of
         December 31, 2001                                               --         1,331,330
Other                                                               866,216                --
                                                               ------------      ------------
Total other equity                                                  866,216        15,091,827
                                                               ------------      ------------
Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value
  Authorized - 100,000,000 shares
  Issued and outstanding - 23,998,504 and 33,568,952 shares
    at December 31, 2000 and 2001, respectively                     239,985           335,690
Additional paid-in capital                                       48,243,184        60,100,645
Note receivable from officer                                     (2,675,000)       (2,675,000)
Accumulated deficit                                             (43,962,418)      (66,688,581)
                                                               ------------      ------------
Total stockholders' equity (deficit)                              1,845,751        (8,927,246)
                                                               ------------      ------------
Total liabilities and stockholders' equity (deficit)           $  5,779,117      $  8,956,597
                                                               ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                      Consolidated Statements of Operations

                                                             Years Ended December 31,
                                                --------------------------------------------------
                                                     1999             2000              2001
                                                     ----             ----              ----
OPERATING EXPENSES:
Research and development                          $  3,929,898      $  6,182,150     $  4,291,064
General and administrative                           5,837,861         4,093,507        4,045,088

Restructuring charge (credit)                               --         1,478,956         (177,283)
                                                   ------------      ------------      -----------
 Operating loss                                     (9,767,759)      (11,754,613)      (8,158,869)
                                                   ------------      ------------      -----------

OTHER (EXPENSE) INCOME:
 Equity in loss of SafeScience Newco, Ltd.                  --                --      (14,188,470)
 Other expense                                          (8,063)         (243,373)         (33,345)
 Interest income                                       353,492           216,842          187,721
                                                   ------------      ------------      -----------
    Total other (expense) income                       345,429           (26,531)     (14,034,094)
                                                   ------------      ------------      -----------

Loss from continuing operations                     (9,422,330)      (11,781,144)     (22,192,963)

Loss from discontinued operations                   (2,879,388)       (5,489,167)        (533,200)
                                                   ------------      ------------      -----------
    Net loss                                       (12,301,718)      (17,270,311)     (22,726,163)
Accretion of preferred stock dividend                       --                --         (404,273)
                                                   ------------      ------------      -----------
Net loss applicable to common stock               $(12,301,718)     $(17,270,311)    $(23,130,436)
                                                   ============      ============     ============
Basic and diluted net loss per common stock
from continuing operations                        $      (0.59)     $      (0.64)    $      (0.82)

Basic and diluted net loss per common stock
from discontinued operations                             (0.18)            (0.30)           (0.02)
                                                   ------------      ------------      -----------
Basic and diluted net loss per
  common stock                                    $      (0.77)     $      (0.94)    $      (0.84)
                                                   ============      ============      ===========
Weighted average number of common shares
outstanding                                         16,060,783        18,314,819       27,612,020
                                                   ============      ============      ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
                                                                     Additional         Notes                          Stockholders'
                                                 Common Stock        Paid-In        Receivable from    Accumulated        Equity
                                                                     Capital        Former Officer       Deficit         (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
                                              Shares      Amount
BALANCE, DECEMBER 31, 1998                  14,107,216   $141,072    $17,749,766    $        --       $(14,390,389)    $  3,500,449

Options exercised                               78,877        789        116,731             --                 --          117,520

Expense associated with options granted to
    non-employees                                   --         --        528,233             --                 --          528,233

Private placements, net of finders fee of
    $445,259 (includes 1,112 shares for
    payment)                                 1,615,706     16,157      9,119,944             --                 --        9,136,101

Stock issued for services                      218,276      2,183      1,413,727             --                 --        1,415,910

Warrants exercised                             545,396      5,454      1,812,374             --                 --        1,817,828

Notes receivable from issuance of common
    stock                                      250,000      2,500      2,672,500     (2,675,000)                --               --

Common stock issued as legal settlement         20,453        204        306,590             --                 --          306,794

Net loss                                            --         --             --             --        (12,301,718)     (12,301,718)
                                            ----------    -------      ---------     ----------         ----------       ----------

BALANCE, DECEMBER 31, 1999                  16,835,924    168,359     33,719,865     (2,675,000)       (26,692,107)       4,521,117

Private Placements                           4,778,184     68,142     14,783,101             --                 --       14,851,243

Cashless exercise of warrants                2,262,256      2,262         (2,262)            --                 --               --

Reclassification to other equity                    --         --       (866,216)            --                 --         (866,216)

Exercise of common stock options                44,376        444           (444)            --                 --               --

Common stock issued for services and wages      93,287        933        804,562             --                 --          805,495

Common stock redeemed in payment of notes
    receivable                                 (15,523)      (155)      (195,422)            --                 --         (195,577)

Net loss                                            --         --             --             --        (17,270,311)     (17,270,311)
                                            ----------    -------      ---------     ----------         ----------       ----------
BALANCE, DECEMBER 31, 2000                  23,998,504    239,985     48,243,184     (2,675,000)       (43,962,418)       1,845,751

Common stock issued as part of private
placements, net of $906,227 in issuance      5,624,516     56,246      6,585,043             --                 --        6,641,289
costs

Common stock issued pursuant to exercise of
warrants                                       765,526      7,655        858,922             --                 --          866,577

Common stock issued for license purchase       160,000      1,600        198,400             --                 --          200,000

Exercise of common stock options               195,000      1,950        273,614             --                 --          275,564

Common stock issued for services and wages     125,406      1,254        107,355             --                 --          108,609

Amortization of value of warrants issued
for license                                         --         --      1,046,730             --                 --        1,046,730


Common stock issued as part of private
placements, net of $318,330 in issuance      2,700,000     27,000      3,191,670             --                 --        3,218,670
costs

Accreted dividends on Series A convertible,
  exchangeable, preferred  stock                    --         --       (404,273)            --                 --         (404,273)

Net loss                                            --         --             --             --        (22,726,163)     (22,726,163)
                                            ----------    -------     ----------     ----------        -----------       ----------
BALANCE, DECEMBER 31, 2001                  33,568,952   $335,690    $60,100,645    $(2,675,000)      $(66,688,581)    $ (8,927,246)
                                           ===========    =======     ==========     ==========        ===========       ==========

   The accompanying notes are an integral part of these consolidated financial statements

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                      Consolidated Statements of Cash Flows

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                1999           2000           2001
                                                                ----           ----           ----
Cash Flows from Operating Activities:
Net loss                                                   $ (12,301,718)  $(17,270,311)  $(22,726,163)
Adjustments to reconcile net loss to net cash used
  in operating and discontinued activities:
  Operating expenses paid in common stock, options
    and warrants                                               2,367,871        805,495        382,223
  Amortization of value of warrants issued for
    license                                                           --             --      1,046,730
  Common stock issue for license purchase                             --             --        200,000
  Compensation charges related to loan forgiveness                    --        336,768             --

  Equity adjustment in SafeScience Newco, Ltd.                        --             --     14,188,470
  Depreciation                                                   125,563        160,662        112,912
Changes in assets and liabilities:
   Due from SafeScience Newco, Ltd.                                   --             --       (892,691)

   Prepaid expenses and other current assets                     (57,386)      (118,075)        16,235
   Accounts payable                                               80,649      1,033,153       (265,743)
   Accrued liabilities                                           459,503        133,044        580,587
   Net assets of discontinued operations                        (724,060)       724,060             --
   Net Liabilities of discontinued operations                         --        908,571       (581,791)
                                                           -------------   ------------   ------------
     Net cash used in operating and
       discontinued activities                               (10,049,578)   (13,286,633)    (7,939,231)
                                                           -------------   ------------   ------------
Cash flows from investing activities:
  Purchase of property and equipment                            (364,450)      (138,913)       (16,733)
  Deposits                                                       (12,741)      (255,411)       189,650
  Loans to related parties                                      (574,177)            --        128,659
                                                           -------------   ------------   ------------
Net cash provided by (used in) investing activities             (951,368)      (394,324)       301,576
                                                           -------------   ------------   ------------
Cash flows from financing activities:
Payments on notes payable                                        (15,908)            --             --

Proceeds from sale of common stock, net of
  issuance costs                                               9,136,101     12,851,243      6,641,289
Proceeds from exercise of options                              1,818,413             --          1,950
Proceeds from exercise of warrants                                    --             --            350
Proceeds from sale of common stock and warrants,
 net of issuance costs                                                --             --      3,218,670
Proceeds from sale of Series C preferred stock, net of
 issuance costs                                                       --             --      1,331,330
Proceeds from stock subscription receivable                           --             --      2,000,000
Issuance cost on Series B preferred stock                             --             --       (125,377)
                                                           -------------   ------------   ------------
Net cash provided by financing activities                     10,938,606     12,851,243     13,068,212
                                                           -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents             (62,341)      (829,714)     5,430,557
Cash and cash equivalents, beginning balance                   3,439,408      3,377,067      2,547,353
                                                           -------------   ------------   ------------
Cash and cash equivalents, ending balance                      3,377,067      2,547,353      7,977,910
                                                           =============   ============   ============
Supplemental disclosure of noncash financing activities:
  Issuance of common stock upon exercise of adjustable
     warrant                                                          --             --    $   866,227
                                                           =============   ============   ============
  Series A preferred stock issued for
   investment in SafeScience Newco, Ltd.                              --             --    $12,015,000
                                                           =============   ============   ============
  Series B preferred stock issued for expenses
    of joint venture                                                  --             --      1,466,601

                                                      ============   ============   ============
  Exchange of common stock for notes receivable       $ (2,675,000)  $    195,577   $         --
                                                      ============   ============   ============

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $        319   $      3,451   $     33,345
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

(1) ORGANIZATION AND OPERATIONS

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

In July 2001, the Company and Elan International Services, Ltd. ("EIS") formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering the development of the Company's drug candidate GCS-100 in the field of oncology (See Note 3).

As of December 31, 2001, the Company has an accumulated deficit of $66,688,581. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of approximately $5.6 million at December 31, 2001. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional equity financing to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from equity securities. Through December 31, 2001, the Company had been successful in raising approximately $52.9 million from such sales of equity securities. The Company raised an additional $5.6 million from the issuance of equity securities in January 2002. The Company could be reimbursed by SafeScience Newco, Ltd. up to approximately $10 million of additional funds of which approximately $8.1 million could be funded by the Company's issuance to EIS of Series B Preferred Stock and approximately $1.9 million of which would be funded directly by EIS to SafeScience Newco, Ltd. for expenses incurred in the development of GCS-100 pursuant to the Company's agreement with EIS (see Note 3). However, the Company will not receive additional capital from EIS unless the Company agrees with EIS on a quarterly basis on the business plan for SafeScience Newco, Ltd.

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash.

Other than the $5,600,000 raised during January 2002, the Company has not obtained commitments from any existing or potential investors to provide additional financing as of April 16, 2002. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. There is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal risks to the Company include the successful development and marketing of pharmaceutical products, dependence on collaborative partners, the need to obtain adequate financing to fund future operations, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies.

On February 23, 2001 the Company announced the discontinuation of its consumer and commercial operations. The cost of disposing of the business assets and the expenses incurred during the phase out period is approximately $2,283,200 (see
Note 5).

(2)  SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating expenses during the reporting period. Actual results could differ from those estimates.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


(c) Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2001 and 2000 include approximately $664,587 and $653,478 in cash and approximately $7,313,323 and $1,893,875 in cash equivalents, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. The Company has a $100,000 stand-by secured line of credit which has no outstanding balance. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company's facility lease. The funds are being held in an investment account. Such amounts are classified as long-term assets.

(d) Impairment of Long-Lived Assets

The Company assesses long-lived assets and identifiable intangibles for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets (see Recent Accounting Pronouncements).

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


(g) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards Statement ("SFAS") No. 128, "Earnings per Share". Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding at December 31, 2001 and 2000 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive for the periods presented. At December 31, 2001, 2000 and 1999, there are 8,227,230, 2,665,104 and 75,000 warrants outstanding, respectively, with a weighted average exercise price of $2.40, $4.03 and $10.40, respectively, and 1,118,542, 1,163,417 and
585,424 stock options outstanding, respectively, with a weighted average exercise price of $5.69, $6.39 and $10.42, respectively, and in 2001, 6,923,945 shares, issuable upon conversion of outstanding preferred stock which were omitted from earnings per share calculations.

(h) Comprehensive Income (Loss)

The Company applies SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive net loss is the same as net loss for all periods presented.

(i) Disclosures About Segments of an Enterprise

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Due to the discontinuation of its consumer and commercial products business, the Company operates in one segment.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


(j) Concentrations of Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with

Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with a financial institution and invests in investment-grade securities.

(k) Financial Instruments

The estimated fair values of the Company's consolidated financial instruments, which include cash equivalents, and accounts payable, approximate their carrying value due to the short maturity of these instruments.

(l) Post Retirement Benefits

The Company does not provide post retirement benefits.

(m) Reclassification

Certain items in the prior years consolidated financial statements have been reclassified to conform to their 2001 presentation. Marketing expenses for the years ended December 31, 1999 and 2000 have been reclassified as research and development because they relate to development of Elexa-4 and Bb447.

(n) Advertising Costs - The Company had no advertising expenses during the fiscal years ended December 31, 2001, 2000 or 1999.

(o) Derivative Instruments and Hedging Accounting

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS NO. 133. SFAS NO. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on the Company's consolidated financial position or results of operations.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(p) Stock-based compensation plans

As discussed in Note 6, the Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans.

(q) Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted. SFAS 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS 142 requires, among other things, that goodwill no longer be amortized to earnings, but instead reviewed for impairment annually, or more frequently if applicable. The adoption of these standards on January 1, 2002 had no effect on the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS 143 requires the recognition of the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. The fair value of a liability for an asset retirement obligation is the amount at which that liability could be settled in a current transaction between willing parties, that is, other than in a forced or liquidation transaction. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The provisions of SFAS 143 will become effective for the Company on January 1, 2003. The effects of adopting this standard have not been determined.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. SFAS 144 requires that a long-lived asset to be (1) abandoned,
(2) exchanged for a similar productive asset, or (3) distributed to owners in a spin-off be considered held and used until it is abandoned, exchanged, or distributed. The provisions of SFAS 144 became effective for the Company on January 1, 2002. The effects of adopting this standard in fiscal 2002 are not considered to be material.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


(3)  JOINT VENTURE WITH ELAN INTERNATIONAL SERVICES

At the time SafeScience Newco, Ltd. was formed, EIS purchased 2,700,000 shares of the Company's common stock, 1,116.79 shares of the Company's Series C non-voting convertible preferred stock ("Series C Preferred Stock") and a five-year warrant to purchase 381,679 shares of common stock at an exercise price of $2.43 per share. The aggregate purchase price of $5,000,000 was paid in cash.

Also, EIS was issued 4,944.44 shares of the Company's newly created Series A convertible exchangeable preferred stock ("Series A Preferred Stock") valued at $12,015,000 (See Note 7). Each share of Series A Preferred Stock is convertible into 1000 shares of common stock, subject to anti-dilution rights. The Series A Preferred Stock is, at EIS's option, exchangeable for non-voting preferred shares of SafeScience Newco, Ltd. ("Newco Preferred Shares"), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of SafeScience Newco, Ltd. ("Aggregate Newco Shares").

The Company used the $12,015,000 in value from its issuance of the Series A Preferred Stock to acquire 80.1% of the Aggregate Newco Shares. The issuance of Series A Preferred Stock and the acquisition of the Aggregate Newco Shares were simultaneously completed in the form of a non-cash cross-receipt. This acquisition consisted of 100% of the voting common shares of SafeScience Newco, Ltd. ("Newco Common Shares") and 60.2% of the Newco Preferred Shares, which represent 50% and 30.1%, respectively, of the Aggregate Newco Shares. In addition, EIS contributed $2,985,000 to SafeScience Newco, Ltd. to acquire 39.8% of the Newco Preferred Shares, which represent 19.9% of the Aggregate Newco Shares.

In addition, Elan granted SafeScience Newco, Ltd. a license to Elan's proprietary drug delivery technology for a license fee of $15,000,000 and the Company granted SafeScience Newco, Ltd. a license to GCS-100 in the field of oncology as an integral part of these transactions. Upon SafeScience Newco, Ltd.'s completing this transaction, the cost of the Elan license was expensed at inception as a research and development cost by SafeScience Newco, Ltd. because revenues resulting from such technology were not likely in the foreseeable future. The Company's share of this expense was approximately $12,015,000 and is included in Equity in Loss of SafeScience Newco, Ltd. in the accompanying consolidated statement of operations for the year ended December 31, 2001.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

SafeScience Newco, Ltd. was formed by issuing Newco Common Shares and Newco Preferred Shares valued at $15,000,000 to the Company and EIS. The Company owns 100% of the outstanding Newco Common Shares, which represents 100% of the outstanding voting shares of SafeScience Newco, Ltd. The Newco Preferred shares are non-voting and are convertible, at the option of the holder thereof, into voting Newco Common Shares at any time after July 10, 2003. While EIS currently does not own any Newco Common Shares and is unable to convert any of its Newco Preferred Shares into Newco Common Shares until July 10, 2003, it has retained significant minority investor rights that the Company considers to be "participating rights" as defined in EITF Issue 96-16 "Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights". EIS's participating rights prevent the Company from exercising sole control over SafeScience Newco, Ltd. Accordingly, the Company has not consolidated the financial statements of SafeScience Newco, Ltd. but instead accounted for its investment in SafeScience Newco, Ltd. using the equity method.

Subject to the continued agreement by the parties to the business plan of SafeScience Newco, Ltd., the Company will provide additional funding to SafeScience Newco, Ltd. as needed in relation to its 80.1% ownership interest in SafeScience Newco, Ltd. To the extent such funding is provided, EIS has agreed to acquire up to $9,612,000 of Series B Preferred Stock, at the option of the Company, to provide the Company with funds for its pro rata share of development funding for Safe Science Newco, Ltd. On December 31, 2001, the Company issued
862.70647 shares of Series B Preferred Stock to EIS for $1,466,601, which represented the Company's share of the joint venture's on-going research and development expenses of $1,830,962 for the four months ended October 31, 2001.

The Company performed research for SafeScience Newco, Ltd. and incurred research expenses of approximately $2,676,000 on behalf of SafeScience Newco, Ltd. during the period of inception (July 10, 2001) through December 31, 2001. In addition, management fees and other direct expenses of SafeScience Newco, Ltd. totaled approximately $37,000. The Company's 80.1% share of SafeScience Newco, Ltd. ongoing operating expenses for the period ended December 31, 2001 was approximately $2,173,000 and is included in Equity in Loss of SafeScience Newco, Ltd. in the Company's consolidated statements of operations. As of December 31, 2001, the Company has a receivable from SafeScience Newco, Ltd. of $892,691. This receivable represents research and development expenses from November 1, 2001 through December 31, 2001 paid for by the Company for services performed on behalf of SafeScience Newco, Ltd. As of December 31, 2001, the

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


Company has a payable recorded to SafeScience Newco, Ltd. of $715,045. This payable represents the Company's 80.1% share in SafeScience Newco, Ltd.'s expenses for the period of November 1, 2001 through December 31, 2001. These amounts are reported net in the accompanying consolidated balance sheet as of December 31, 2001.

Summarized financial information for SafeScience Newco, Ltd. is presented below. The amounts presented below are for 100% of SafeScience Newco, Ltd. as of December 31, 2001 and for the period from inception through December 31, 2001.

Statement of Operations Information

Operating expenses                                $17,713,445
Net loss                                          $17,713,445

Balance Sheet Information

Current and total assets                          $    21,304
Current and total liabilities                     $   903,787
Stockholders' deficit                             $  (882,483)
Total liabilities and stockholders' deficit       $    21,304

(4)      RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce the size and realign its organization to conform with strategic changes. The major components of the restructuring relates to the elimination of approximately 8 employees across the following functions: sales and marketing
(6), general and administrative (1), and research and development (1). Components of the charge include severance and other related expenses. At December 31, 2001 approximately $258,200 of accrued restructuring charges remained which is comprised of severance costs. Approximately $372,000 of the expense has been paid by the issuance of common stock. The total cash paid through December 31, 2001 was approximately $671,000.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


Restructuring reserve activities for the twelve months ended December 31, 2000 and 2001 were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                          Remaining Balance
                                             Reductions in         Revised         Paid during 2000       December 31, 2000
                           Estimated      Estimated Liability     Estimated
                            Expense                               Liability
-----------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                 $1,410,000          $(246,044)         $1,163,956           $(737,956)              $426,000
-----------------------------------------------------------------------------------------------------------------------------
Litigation
                             100,000                  -             100,000                   -                100,000
-----------------------------------------------------------------------------------------------------------------------------
Other                        215,000                  -             215,000            (215,000)                     -
                          ----------          ---------          ----------           ----------              --------
-----------------------------------------------------------------------------------------------------------------------------
Total                     $1,725,000          $(246,044)         $1,478,956           $(952,956)              $526,000
                          ==========          =========          ==========           ==========              ========
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                           Remaining                                                                      Remaining Balance
                            Balance          Reductions in         Revised         Paid during 2001       December 31, 2001
                          December 31,    Estimated Liability     Estimated
                              2000                                Liability
------------------------------------------------------------------------------------------------------------------------------
Severance and
 Benefits                 $  426,000          $ (77,283)         $  348,717           $ (90,482)              $258,235
------------------------------------------------------------------------------------------------------------------------------
Litigation
                             100,000           (100,000)                  -                   -                      -
------------------------------------------------------------------------------------------------------------------------------
Other                              -                  -                   -                   -                      -
                          ----------          ---------          ----------           ---------               --------
------------------------------------------------------------------------------------------------------------------------------
Total                     $  526,000          $(177,283)         $  348,717           $ (90,482)              $258,235
                          ==========          =========          ==========           =========               ========
------------------------------------------------------------------------------------------------------------------------------

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

         Accordingly, the Company treated its consumer and commercial products operations as a discontinued operation in accordance with APB Opinion No. 30 and reclassified the 1999 financial statements to reflect this treatment. For the year ended December 31, 2000, the Company recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations. For the year ended December 31, 2001, the Company recorded additional expenses totaling $533,200 related to discontinued operations, $186,629 of which related to an additional loss on disposal of assets and $346,571 of which related to an accrual for additional rent expense for space that the Company was unable to sublet. The liability for discontinued operations was reduced by payments made in 2001.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


         The net losses of these operations are included in the statements of operations under discontinued operations. The loss from discontinued operations consists of the following:


                                                            Years Ended December 31,
                                             1999            2000               2001
Revenues                                 $ 1,368,514      $ 1,354,898      $        --
Cost of goods sold                         1,410,732        1,229,508          186,629
                                         -----------      -----------      -----------
Gross margin                                 (42,218)         125,390         (186,629)
                                         -----------      -----------      -----------
Marketing                                  2,818,050        3,566,900               --
General and administrative                        --               --          346,571
Research and development                      19,120          297,657               --
                                         -----------      -----------      -----------
Total expenses                             2,837,170        3,864,557          346,571
                                         -----------      -----------      -----------
Operating loss                            (2,879,388)      (3,739,167)        (533,200)
Provision for loss on disposal                    --       (1,750,000)              --
                                         -----------      -----------      -----------
Loss from discontinued operations        $(2,879,388)     $(5,489,167)     $  (533,200)
                                         ===========      ===========      ===========

(6)     STOCKHOLDERS' EQUITY (DEFICIT)

     (a) Authorized Shares

The authorized capital stock of GlycoGenesys, Inc. consists of 105,000,000 shares consisting of 100,000,000 shares of common stock, $0.01 par value per share, of which 33,568,952 were outstanding as of December 31, 2001 and 5,000,000 shares of preferred stock of which 6,924 shares were outstanding as of December 31, 2001.

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

The stock subscription receivable at December 31, 2000 was received in cash by the Company during the first quarter of 2001 and, accordingly, the amount is reported as a current asset in the accompanying consolidated balance sheet as of December 31, 2000.

In 2001, the Company sold 775,000, 2,700,000, 470,370 and 4,280,362 shares of common stock at a weighted average price of $1.13, $1.31, $1.35 and $1.33 per share, respectively. Warrants to purchase 420,000, 381,679, 235,186 and 2,311,402 shares of common stock were included in each transaction, respectively. The Company also issued 765,526 shares of common stock for warrants exercised including 729,445 which were exercised on a cashless basis.

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

                                      F-20

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)




The following table summarizes all stock option activity to employees and consultants for services as of December 31, 2001.

                                                                  Weighted
                                                                  Average
                                                    Number   Exercise Price
                                                    Of Shares     Per Share

Balance, December 31, 1998                            190,147      $  1.74
  Granted                                             486,931        12.94
  Exercised                                           (78,877)        3.67
  Forfeited                                           (12,777)       13.38
                                                    ---------      -------
Balance, December 31, 1999                            585,424        10.42
  Granted                                             768,357         4.22
  Exercised                                           (44,376)        0.01
  Cancelled                                          (145,988)       13.00
                                                    ---------      -------
Balance, December 31, 2000                          1,163,417         6.39
  Granted                                             425,629         0.72
  Exercised                                          (195,000)        0.01
  Cancelled                                          (275,504)        5.34
                                                    ---------      -------
Balance, December 31, 2001                          1,118,542      $  5.69
                                                    =========      =======

Exercisable at December 31, 1999                      561,424      $ 10.42
                                                    =========      =======

Exercisable at December 31, 2000                      596,236      $  8.89
                                                    =========      =======

Exercisable at December 31, 2001                      806,869      $  6.67
                                                    =========      =======

                                      F-21

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2001:

            ---------Options Outstanding----------               ---Options Exercisable---
                                         Weighted
                                         Average
                                        Remaining     Weighted                   Weighted
                                       Contractual     Average                    Average
                          Number          Life        Exercise    Number         Exercise
Range of Exercise Prices  Outstanding  (in years)      Price      Exercisable      Price
$  0.0100 $ 0.9500          20,500       7.39          $ 0.24        20,500       $  0.24
   1.4700   1.4700         183,500       9.72            1.47       128,500          1.47
   1.7800   1.7800         140,000       5.97            1.78        46,655          1.78
   2.3500   3.0000         134,267       8.12            2.58       102,668          2.65
   3.4375   3.4375          73,079       1.81            3.44        73,079          3.44
   4.9700   4.9700         225,000       8.53            4.97        93,747          4.97
   5.5000  12.6250          67,272       6.34            6.22        66,796          6.18
  13.3750  13.3750         263,442       0.51           13.38       263,442         13.38
  13.6880  17.8125          11,040       0.99           15.22        11,040         15.22
  20.7500  20.3750             442       1.53           20.37           442         20.38
                         ---------       ----          ------       -------       -------
$  0.0100 $20.3750       1,118,542       5.80          $ 5.69       806,869       $  6.67
                         =========       ====          ======       =======       =======

(d) Pro Forma Disclosures of Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and elect the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to nonemployees in the consolidated statement of operations. The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted in 1999, 2000 and 2001 using the Black-Scholes option pricing model. The weighted average assumptions used for 1999, 2000 and 2001 are as follows:

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

Had compensation cost for the Company's stock option plans been determined consistent with SFAS No. 123, net loss would have been as follows:

                                                 1999           2000            2001
As reported
 Net loss applicable to common shareholders $ (12,301,718)  $ (17,270,311)  $ (23,130,436)
                                            ==============  ==============  ==============
Pro forma
 Net loss applicable to common shareholders $ (12,792,904)  $ (18,550,776)  $ (23,708,592)
                                            ==============  ==============  ==============
Basic and diluted net loss per common share $       (0.77)  $       (0.94)  $       (0.84)
                                            ==============  ==============  ==============
Pro forma
Basic and diluted net loss per common share $       (0.80)  $       (1.01)  $       (0.87)
                                            ==============  ==============  ==============

(e) Common Stock Warrants

The following table summarizes all warrant activity in connection with equity financing as of December 31, 2001:

                                                Common Stock
                                                  Warrants
                                                              Weighted
                                                               Average
                                        Number of           Exercise Price
                                          Shares               Per Share

Balance, December 31, 1998                 650,385            $     4.10
  Granted                                   14,750                  4.75
  Exercised                               (545,396)                 4.75
  Cancelled                                (44,739)                 4.75
                                       -----------            ----------
Balance, December 31, 1999                  75,000                 10.40
  Granted                                4,872,360                  2.05
  Exercised                             (2,262,256)                 0.00
  Expired                                  (20,000)                 6.00
                                       -----------            ----------
Balance, December 31, 2000               2,665,104                  4.01
  Granted                                6,385,857                  1.51
  Exercised                               (765,526)                 0.00
  Cancelled                                (58,205)                11.34
                                       -----------            ----------
Balance, December 31, 2001               8,227,230            $     2.40
                                       ===========            ==========
Exercisable, December 31, 1999              75,000            $    12.40
                                       ===========            ==========
Exercisable, December 31, 2000           2,665,104            $     4.01
                                       ===========            ==========
Exercisable, December 31, 2001           7,400,667            $     2.54
                                       ===========            ==========

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

During 2001, the Company granted 1,500,000 warrants in connection with the licensing agreement discussed in Note 10, 3,348,267 warrants in connection with the issuance of common stock discussed in Note 6(b) and 1,537,590 warrants issued to other investors in the Company.

(7)  OTHER EQUITY

(a) Adjustable Warrant.

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

In accordance with EITF 00-19, the Company has determined that the outstanding adjustable warrant, as of December 31, 2000, which required the issuance of 729,445 shares of the Company's common stock should be designated as temporary equity. Under the transition rules of EITF 00-19, the Company was required to record as temporary equity as of December 31, 2000, the intrinsic value of the warrants outside of stockholders' equity. As of December 31, 2000, the Company has reclassified the intrinsic value of the warrants of $866,216 to temporary equity from additional paid-in capital. As of December 31, 2000, these warrants had a fair value of approximately $866,216. On February 5, 2001, the Company issued 729,445 shares of common stock in satisfaction of the warrants and reclassified the temporary equity to additional paid-in capital.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


(b) Preferred Stock

As more fully described in Note 3, during 2001 the Company issued Series A, Series B and Series C Preferred Stock. At December 31, 2001, the Series A, B and C Preferred stock contained provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by the Board of Directors. During 2001, the SEC Staff made an announcement, Topic No. D-98, which required that certain equity instruments that have liquidation features similar to redemption features be reclassified as other equity. This announcement was applied retroactively in the Company's fourth quarter of 2001, by restating the third quarter 2001 financial statements to reclassify out of stockholders' equity the outstanding preferred stock.

On April 16, 2002, the Company and EIS, the holder of the Series A, B, and C Preferred Stock, amended the original terms of the preferred stock. As a result of this amendment, the Company expects to reclassify the Series A, B and C Preferred Stock into stockholders' equity as of April 16, 2002.

Series A Preferred Stock

            The Company's articles of incorporation provide for the issuance of up to 7,500 shares of Series A Preferred Stock, of which 4,944.44 shares are outstanding, and contains the designations, preferences and relative rights, qualifications and restrictions of the Series A Preferred Stock.

            Dividends

            The Series A Preferred Stock receives a 7% annual dividend, payable in kind. If the board of directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior or pari passu to the Series A Preferred Stock, the holders of Series A Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A Preferred Stock could be converted on the record date for such dividend.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

          Liquidation

          Upon the Company's liquidation, dissolution or winding up, upon a change in control or a sale of all or substantially all of the assets of the Company, the holders of Series A Preferred Stock will be entitled to receive before any distribution or payment is made to the holders of Common Stock or any other series of preferred stock ranking, as to liquidation rights, junior to the Series A Preferred Stock, and subject to the liquidation rights and preferences of any class or series of preferred stock senior to, or on a parity with, the Series A Preferred Stock as to liquidation preferences, an amount equal to $2,430 per share, as adjusted for stock splits, stock dividends, recapitalizations and the like, plus any accrued and unpaid dividends.

          If, upon the Company's liquidation, dissolution or winding up, the assets and funds available for distribution to stockholders are insufficient to pay the holders of Series A Preferred Stock the full amounts to which they are entitled, then the holders of Series A Preferred Stock will share ratably, together with the holders of capital stock with pari passu liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

          After payment is made in full to the holders of Series A Preferred Stock and the holders of capital stock with pari passu liquidation preferences, the remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series A Preferred Stock and the holders of capital stock with pari passu liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class of series of capital stock convertible into shares of Common Stock.

          Voting Rights

          Holders of Series A Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend the articles of incorporation so as to affect adversely the shares of Series A Preferred Stock,
(ii) change the rights of the holders of the Series A Preferred Stock in any other respect, or (iii) authorize, create, designate or issue of any additional equity securities having any rights that are senior or pari passu to the Series A Preferred Stock with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series A Preferred Stock, voting separately as a class.

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

          Anti-Dilution Adjustments

          The conversion rate for the Series A Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of our Common Stock, and certain issuances of capital stock at below the lower of the Series A conversion price and the fair market value of the Common Stock as described in the articles of incorporation.

          Redemption

          On July 11, 2007, the Company is required to redeem all of the outstanding shares of Series A Preferred Stock at a price per share equal to $2,430 per share plus any accrued and unpaid dividends, at its option, in either cash or by issuance of shares of Common Stock with an aggregate fair market value equal to such redemption price.

          Exchange Rights

          The original purchaser (or any of its affiliates) of the Series A Preferred Stock shall have the right, exercisable at its option at any time to exchange all of the shares of Series A Preferred Stock for all the non-voting convertible preferred shares of SafeScience Newco, Ltd., a Bermuda exempted limited liability company, held by the Corporation and which shall be convertible into 50% of Newco's common shares on a fully-diluted basis (or, if such preferred shares of SafeScience Newco held by the Company shall have been converted prior to the exercise of this exchange right, the Series A Preferred Stock shall be exchangeable for the common shares of SafeScience Newco issued upon such conversion).

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

Series B Preferred Stock

          The Company's articles of incorporation provide for the issuance of up to 6,000 shares of Series B Preferred Stock, of which 862.70 shares were issued on December 31, 2001 and are outstanding, and contains the designations, preferences and relative rights, qualifications and restrictions of the Series B Preferred Stock.

          Dividends

          The Series B Preferred Stock receives a 7% annual dividend, payable in kind. If the board of directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior or pari passu to the Series B Preferred Stock, the holders of Series A Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A Preferred Stock could be converted on the record date for such dividend.

          Liquidation

          Upon liquidation, dissolution or winding up, upon a change in control or a sale of all or substantially all of the assets of the Company, the holders of Series B Preferred Stock will be entitled to receive before any distribution or payment is made to the holders of Common Stock or any other series of preferred stock ranking, as to liquidation rights, junior to the Series B Preferred Stock, and subject to the liquidation rights and preferences of any class or series of preferred stock senior to, or on a parity with, the Series B Preferred Stock as to liquidation preferences, an amount equal to $1,700 per share, as adjusted for stock splits, stock dividends, recapitalizations and the like, plus any accrued and unpaid dividends.

          If, upon liquidation, dissolution or winding up, the assets and funds available for distribution to stockholders are insufficient to pay the holders of Series B Preferred Stock the full amounts to which they are entitled, then the holders of Series B Preferred Stock will share ratably, together with the holders of capital stock with pari passu liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)


          After payment is made in full to the holders of Series B Preferred Stock and the holders of capital stock with pari passu liquidation preferences, the remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series B Preferred Stock and the holders of capital stock with pari passu liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class of series of capital stock convertible into shares of Common Stock.

          Voting Rights

          Holders of Series B Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend the articles of incorporation so as to affect adversely the shares of Series B Preferred Stock,
(ii) change the rights of the holders of the Series B Preferred Stock in any other respect, or (iii) authorize, create, designate or issue of any additional equity securities having any rights that are senior or pari passu to the Series B Preferred Stock with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series B Preferred Stock, voting separately as a class.

          Conversion

          Each share of Series B Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into the number of shares of Common Stock equal to the Series B liquidation preference divided by $1.70. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in the articles of incorporation. In the event of a merger in which the Company's stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series B Preferred Stock will automatically convert at the Company's option or upon the election of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, into Common Stock at the applicable conversion rate.

          Anti-Dilution Adjustments

          The conversion rate for the Series B Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of the Company's Common Stock, and certain issuances of capital stock at below the lower of the Series B conversion price and the fair market value of the Common Stock as described in the Company's articles of incorporation.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

            Redemption

            Shares of Series B Preferred Stock are not redeemable.

Series C Preferred Stock

            The Company's articles of incorporation provide for the issuance of up to 1,117 shares of Series C Preferred Stock, of which 1,116.79 were issued during 2001 and are outstanding, and contains the designations, preferences and relative rights, qualifications and restrictions of the Series C Preferred Stock.

            Dividends

            The Series C Preferred Stock do not bear a dividend.

            Liquidation

            Upon our liquidation, dissolution or winding up, upon a change in control or a sale of all or substantially all of the assets of the Company, the holders of Series C Preferred Stock will be entitled to receive, pari passu with the holders of Common Stock and subject to the rights of holders of senior classes or series of capital stock, our assets in proportion to the number of shares of Common Stock into which the Series C Preferred Stock held by such holder are convertible.

            Voting Rights

            Except as required by law, holders of Series C Preferred Stock are not entitled to vote on matters submitted to holder of the Common Stock or any other class of capital stock.

            Conversion

            Each share of Series C Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into 1,000 shares of Common Stock. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in the Company's articles of incorporation. In the event of a merger in which the Company's stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series C Preferred Stock will automatically convert at the Company's option or upon the election of the holders of at least a majority of the outstanding shares of Series C Preferred Stock, into Common Stock at the applicable conversion rate.

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

(8)  RELATED PARTY TRANSACTIONS

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

            The Board has agreed to compensate Mr. Hughes for services rendered beyond his role as a director, effective October 1, 2001, in the amount of $1,200 per day, not to exceed $60,000 per year, and he has received $8,100 in connection therewith for the period October 1, 2001 to December 31, 2001.

Notes receivable from related parties at December 31, 2000 included $61,548 of promissory notes from Bradley J. Carver, Chief Executive Officer and President of the Company. The loan was paid in full with interest during 2001.

(9) COMMITMENTS AND CONTINGENCIES

(a) Clinical Trials

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

            The costs of these trials are intended to be qualified expenses of SafeScience Newco pursuant to our agreements with EIS and therefore potentially reimbursable to GlycoGenesys through the method described in Note 3 up to a maximum of approximately $10,200,000.

(b) Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in May 2005. The Company also leases certain equipment under operating leases.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

Minimum future payments under the operating leases as of December 31, 2001 for each of the next four calendar years are approximately as follows:

Years ending December 31,     ($000)
------------------------------------
        2002                $   407
        2003                    429
        2004                    449
        2005                     80
                            --------
                            $ 1,365

                            ========

Rent expense in the accompanying consolidated statements of operations was approximately $223,000, $395,000 and $388,000, in 1999, 2000 and 2001,
respectively. Additional rent expense of $346,000 was charged to discontinued operations for surplus space.

 (10) LICENSING AGREEMENTS

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

      During 2001, the Company executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to "GCS-100 Material" issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company's existing patent portfolio, which consolidates the rights to all of the parties' existing GCS-100 intellectual property within the Company. Pursuant to this agreement, the Company is required to make up to $1,935,000 in license payments. As of December 31, 2001, the Company had paid license fees of $688,500 and owed license fees of $451,164. The balance of the license payments under this agreement will be payable in 2002.

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

            The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,500,000 shares of common stock at $1.15 that vest in quarterly installments over two years. Under this agreement, Wayne State University and the Barbara Ann Karmanos Cancer Institute are required to support the advancement of GCS-100 material over a two year period. During the year ended December 31, 2001, the Company recorded an expense of $1,046,730 related to the warrants which vested under this agreement during the year and expense of $1,139,664 related to the license fees discussed in the preceding paragraph.

            In order to maintain its rights under this agreement, the Company may be required to make additional payments of up to $3,000,000 which are contingent upon reaching future commercialization milestones. Specifically, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application ("NDA") submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GCS-100.

(11) INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes", the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $62,511,942 which expire through 2021. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period.

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

(12) Employee Benefit Plan

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

(13) Subsequent Events

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

                               GLYCOGENESYS, INC.
                            (f/k/a SafeScience, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Continued)

(14) Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data for 2000 and 2001 is summarized below.

                                                              Quarters Ended

                                  Mar. 31,   June 30,    Sept. 30,   Dec. 31,    Mar. 31,    June 30,     Sept. 30,    Dec. 31,
                             --------------------------------------------------------------------------------------------------
                                   2000        2000        2000        2000        2001        2001         2001         2001
                             --------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and
    development                   1,211       1,522       2,162       1,287         1,742         985          438    1,126
  General and
    administrative                  915       1,212         942       1,025         1,331       1,052          788      874
  Restructuring
    charge                            0       1,731        (252)          0          (183)          0            0        6
Total expenses                    2,126       4,465       2,852       2,312         2,890       2,037        1,226    2,006
 Operating loss                  (2,126)     (4,465)     (2,852)     (2,312)       (2,890)     (2,037)      (1,226)  (2,006)
OTHER INCOME/(EXPENSE):
 Other income
  Other income/
   Other expense                      0           0           0           0            (6)        (19)          (6)      (2)
  Interest income                    21         107          57          31            28           2           20       15
  Other income                        0           0           0           0             0           0            0      123
Total other income                   21         107          57          31            22         (17)          14      136
 Other expense
  Equity in loss of
    SafeScience
     Newco, Ltd.                      -           -           -           -             0           0       13,146    1,043
  Preferred stock
   dividend accretion                 -           -           -           -             0           0          189      215
  Interest expense                   33         188           1          22             -           -            -        -
Total other expense                  33         188           1          22             0           0       13,335    1,258
Total other income
  (expense)                         (12)        (81)         56           9            22         (17)     (13,321)  (1,022)
Loss from continuing
 operations                      (2,138)     (4,546)     (2,796)     (2,303)       (2,868)     (2,054)     (14,547)  (3,128)
Loss from discontinued
 operations                         560       1,147       1,276       2,505           187          57            0      289
Net loss                         (2,698)     (5,693)     (4,072)     (4,808)       (3,055)     (2,111)     (14,547)  (3,417)
                                  =====       =====       =====       =====         =====       =====       ======    =====
Basic
Net loss per common shares*
 Continuing operations            (0.13)      (0.25)      (0.15)      (0.11)        (0.11)      (0.08)       (0.51)   (0.12)
 Discontinued operations          (0.03)      (0.07)      (0.08)      (0.12)        (0.01)      (0.00)       (0.00)   (0.01)
                                   ----        ----        ----        ----          ----        ----         ----     ----
Total                             (0.16)      (0.32)      (0.23)      (0.23)        (0.12)      (0.08)       (0.51)   (0.13)
                                   ====        ====        ====        ====          ====        ====         ====     ====

*Quarterly diluted net loss per common share are the same amounts as basic net loss per common share for each quarter presented.

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

David W. Dube, 46, has been a director of the Company since May 1998. Mr. Dube is a Class III director whose term expires in 2004. Mr. Dube is President of Peak Capital Corporation, a corporate finance and management firm. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corporation, a merchant banking and securities investment firm, and served in various other capacities from September 1997 through October 1999. Mr. Dube was the President and Chief Executive Officer of Optimax Industries, Inc., a publicly traded company with interests in the horticultural, decorative giftware and truck part accessories industries from July 1996 to September 1997. From February 1991 to June 1996, Mr. Dube had been the principal of Dube & Company, a financial consulting firm. Mr. Dube serves on the boards of directors of publicly-traded CareerEngine Network, Inc., and New World Wine Group, Ltd. Mr. Dube is a Certified Public Accountant in the state of New Hampshire, and holds general and principal securities licenses.

Theodore J. Host, 56, has been a director of the Company since December 1998. Mr. Host is a Class I director whose term expires in 2002. Since October 2001, Mr. Host has been the CEO and Director, and from November 1999 until October 2001 was President, CEO, and a Director of Prestige Brands International, a consumer products company. From October 1992 through April 1995, Mr. Host was the President and Chief Operating Officer, and from April 1995 through February 1996, Chief Executive Officer, of The Scotts Company, a lawn care company. In addition, Mr. Host worked with McCown DeLeeuw & Co. to create a consumer products start up company from March 1996 to November 1999. Mr. Host holds a Bachelor of Arts degree in business and a Master of Arts degree in business from New York University.

Brian G.R. Hughes, 47, has been a director of the Company since December 1998. Mr. Hughes is a Class II director whose term expires in 2003. Mr. Hughes is past President of the Association of Alumni and Alumnae of the Massachusetts Institute of Technology (MIT). Since July 1978, Mr. Hughes has held a variety of positions with the MIT Corporation, the board which governs MIT. From February 1989 through April 1995 Mr. Hughes was Vice Chairman and then CEO of American Rocket Company, which worked to develop and commercialize safe, clean, low cost hybrid rocket propulsion. Mr. Hughes holds a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology and a Master in Business Administration from the Harvard Business School.

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

Christopher P. Szustkiewicz, Ph. D., 57, joined the Company in April 2002 as Senior Vice President, Operations and Development. Dr. Szustkiewicz was the Vice President, Planning & Program Management of Pharmacologics, LLC, an affiliate of MDS, Inc., an investment and drug development company focused in oncology and other therapeutic areas, from September 1999 to September 2001 and the Vice President, MDS China Operations from June 1997 to August 1999. From August 1996 until May 1997, Dr. Szustkiewicz was the Managing Director for Clinical Development Consultants, a health care consulting company based in Smithtown, NY. Prior thereto, Dr. Szustkiewicz was the Vice President & General Manager of International Pharmaceutical Outcomes in Uniondale, NY from February 1994 to July 1996. In addition, Dr. Szustkiewicz has held executive positions with NDA Clinical Trial Services, Inc., which he co-founded and Smithkline Beecham Laboratories. Dr Szustkiewicz holds a Doctor of Philosophy degree in Pharmacogenetics from West Virginia University.

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

Director Compensation

The Company's directors who are not employees of the Company will receive cash compensation for their services equal to $2,000 per month, replacing the prior meeting-based compensation. On December 1, 1998, directors who were not also employees of the Company received non-qualified options to purchase 20,000 shares of Common Stock. Such options are fully vested. The exercise price of such options is $5.50 per share, the average of the closing bid price of the Common Stock during the twenty trading days prior to the date of grant of the options, and the options bear a term of ten years from the date of the grant. In addition, on December 7, 2000, each non-employee member of the Board of Directors was awarded an option to purchase 20,000 shares of Common Stock under the Corporation's 2000 Stock Incentive Plan. The exercise price of such options is $2.35 per share, the average of the closing stock price on the 20 trading days preceding the date of grant of the options. These options have a term of ten years and vest quarterly over a two-year period to begin on December 1, 2000; provided, that such vesting shall cease in the event the Director ceases to be a Director, in which case the shares vested prior thereto remain vested and exercisable for the remaining ten-year term. Further, on December 7, 2000, Mr. Hughes was granted options to purchase 25,000 shares of Common Stock at an exercise price of $2.35 per share in connection with his assuming the position of Chairman of the Company. Also, on September 19, 2001, each non-employee member of the Board of Directors was awarded an option to purchase 25,000 shares of Common Stock under the Company's 2000 Stock Incentive Plan. The exercise price of such options is $1.47 per share, the average of the closing stock price on the 20 trading days preceding the date of grant of the options. The options have a term of ten years and are fully vested.

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

The Company has an employment agreement with Dr. Szustkiewicz, as Senior Vice President of Operations and Development of the Company, dated as of March 18, 2002. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the employment agreement. A copy of which is attached as an Exhibit to the Company's Annual Report on Form 10-K.

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

Under the terms of the employment agreement, the Company may terminate Dr. Szustkiewicz' employment at any time, provided, that if the Company terminates Dr. Szustkiewicz' employment other than for Cause (as defined in the employment agreement), or because of a change of control, then the Company shall pay Dr. Szustkiewicz a lump sum amount equal to (i) three months salary if his termination occurs during his first eighteen months of employment, (ii) four months salary if his termination occurs after eighteen months of employment and(iii) six months salary if his termination occurs after twenty-four months of employment.

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

----------------------------------------------------------------------------------------------------------------------------
                                                                      Cumulative Total Return
----------------------------------------------------------------------------------------------------------------------------
                                            12/96        12/97         12/98         12/99         12/00          12/01
----------------------------------------------------------------------------------------------------------------------------
GlycoGenesys, Inc.                          100.00       131.82        190.91        422.73         43.20          71.64
----------------------------------------------------------------------------------------------------------------------------
Nasdaq Stock Market (U.S.)                  100.00       122.48        172.68        320.89        193.01         153.15
----------------------------------------------------------------------------------------------------------------------------
Nasdaq Biotechnology                        100.00        99.93        144.18        290.72        357.52         299.62
----------------------------------------------------------------------------------------------------------------------------

This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company entered into a termination agreement with David Platt, its former chief executive officer, as of June 1, 2000. Pursuant to the terms of the termination agreement, the Company agreed to continue to pay Dr. Platt his salary of $180,000 he received as chief executive officer through June 29, 2002, subject to certain terms and conditions. The Company continues to provide health insurance for Dr. Platt through June 29, 2002. Dr. Platt's obligations, including, among other things, confidentiality, use or disclosure of company materials, assignment of inventions and non-competition contained in his employment agreement with the Company dated June 29, 1999 were maintained. In addition, Dr. Platt agreed not to sell or otherwise transfer his shares or options in the Company prior to June 29, 2002, and in consideration thereof, the Company granted certain piggyback, or incidental, registration rights. Dr. Platt agreed to reimburse the Company approximately $85,000 for certain personal expenses and loans out of the proceeds of any sales by him of the Company's stock.

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

     On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note is $2,675,000, and accrues interest at 4.92% per annum, compounded semi-annually. Mr. Salter pledged the 250,000 shares of common stock as collateral. The note is non-recourse and is secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, will be due on June 15, 2004. The balance outstanding at March 31, 2002 is $2,675,000.

     The Company has agreed to compensate Mr. Hughes for services rendered beyond his role as a director in the amount of $1,200 per day, effective October 1, 2001, and Mr. Hughes has received $8,100 in connection therewith for the period October 1, 2001 to December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

   1) The following financial statements of GlycoGenesys, Inc. are contained in
      Item 8 of Part II of this Form 10-K/A:

      Report of Independent Auditors--Deloitte & Touche LLP

      Report of Independent Public Accountants--Arthur Andersen LLP

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

      Notes to Consolidated Financial Statements

   2) Financial Statement Schedules:

      Financial statements of SafeScience Newco, Ltd. and Report of Independent Auditors--Deloitte & Touche

      Other financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

Independent Auditors Report

To the Board of Directors and Stockholders of SafeScience Newco, Ltd.

We have audited the accompanying balance sheet of SafeScience Newco, Ltd. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the period from inception (July 10, 2001) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted an audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and the results of their operations and their cash flows for the period from inception (July 10, 2001) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company engaged in the development of a pharmaceutical product. As discussed in
Note 1 to the financial statements, the Company incurred a net loss of $17.7 million for the period from inception through December 31, 2001, and had an accumulated deficit of $882,483 as of December 31, 2001. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities. Future funding is subject to continued agreement of a business plan by the Company's owners. In the event funding is not obtained, the Company may be required to curtail operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Managements' plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche

Hamilton, Bermuda
May 29, 2002

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)


                                  BALANCE SHEET

                                     ASSETS

                                                                                      December 31,
                                                                                         2001
                                                                                      ------------
CURRENT ASSETS:

        Cash and cash equivalents                                                     $    19,054
        Prepaid expenses                                                                    2,250
                                                                                      -----------
               Total assets                                                           $    21,304
                                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Accounts payable to related parties                                           $   903,787
                                                                                      -----------
Total current liabilities                                                             $   903,787
                                                                                      -----------

STOCKHOLDERS' EQUITY (DEFICIT):
        Convertible preferred stock,
          $1.00 par value
        Authorized-6,000 shares
           6,000 shares issued and outstanding
           as of December 31, 2001
           (liquidation value $7,500,000)                                                   6,000


        Common Stock, $1.00 par value
        Authorized - 6,000 shares
           6,000 shares issued and outstanding
            as of December 31, 2001                                                         6,000


        Additional Paid-in Capital                                                     16,818,962
        Deficit accumulated during the development stage                              (17,713,445)
                                                                                      -----------
      Total stockholders' equity (deficit)                                               (882,483)
                                                                                      -----------
                     Total liabilities & stockholders' equity (deficit)               $    21,304
                                                                                      ===========

     The accompanying notes are an integral part of these financial statements.

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                         For The Period
                                         from Inception
                                         (July 10, 2001)
                                         through
                                         December 31, 2001
                                         -----------------
Operating expenses:
 Research and development                $  17,694,894
 General and administrative                     18,551
                                           -----------
    Total operating expenses                17,713,445
                                           -----------

     Net loss                            $ (17,713,445)
                                           ===========

   The accompanying notes are an integral part of these financial statements.

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                Convertible                                             Deficit
                              Preferred Stock        Common Stock                     Accumulated
                            --------------------  --------------------    Additional  During the        Total
                            Number     $1.00      Number     $1.00         Paid-in    Development    Stockholder's
                            of Shares  Par Value  of Shares  Par Value     Capital       Stage      Equity (deficit)
                            ---------  ---------  ---------  ---------     -------    -----------   ----------------
Inception of the Company:
Issuance of preferred
stock on July 10, 2001          6,000     $6,000         --         --   $ 7,494,000            --  $   7,500,000
Issuance of common stock
  on July 10, 2001                 --         --      6,000     $6,000     7,494,000            --      7,500,000
Capital contribution               --         --         --         --     1,830,962            --      1,830,962
Net Loss                           --         --         --         --            --   (17,713,445)   (17,713,445)
                            ---------  ---------  ---------  ---------   -----------  ------------  -------------
Balance, December 31, 2001      6,000     $6,000      6,000     $6,000   $16,818,962  $(17,713,445) $    (882,483)
                            =========  =========  =========  =========   ===========  ============  =============

   The accompanying notes are an integral part of these financial statements.

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                           For The Period
                                                           from Inception
                                                           (July 10, 2001)
                                                               through
                                                          December 31, 2001
                                                          -----------------
Cash flows from operating activities:
 Net loss                                                   $ (17,713,445)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-off of acquired technology                         15,000,000
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                  (2,250)
        Accounts payable                                          903,787
                                                            -------------
           Net cash used in operating activities               (1,811,908)

Cash flows from financing activities:
 Capital contributions received                                 1,830,962
                                                            -------------
           Net cash provided by financing activities            1,830,962
                                                            -------------

Net increase in cash and cash equivalents                          19,054

Cash and cash equivalents, beginning balance                           --
                                                            -------------
Cash and cash equivalents, ending balance                   $      19,054
                                                            =============

Supplemental disclosure of non-cash financing activities:
 Issuance of preferred stock and
   common stock for technology license                      $  15,000,000
                                                            =============

   The accompanying notes are an integral part of these financial statements.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
 Notes to Financial Statements (including data applicable to unaudited periods)
                                December 31, 2001

(1) Operations

On July 10, 2001, GlycoGenesys, Inc. (GlycoGenesys, formerly known as SafeScience, Inc.) and Elan Corporation, plc and EIS International Services Ltd. ("EIS"), formed SafeScience Newco Ltd. ("SafeScience Newco") an exempted Company incorporated in Bermuda. SafeScience Newco is owned by GlycoGenesys and EIS holding 80.1% and 19.9% fully-diluted interests, respectively. GlycoGenesys and EIS own 100% and 0% of the common stock and 60.2% and 39.8% of the preferred stock of SafeScience Newco, respectively. The primary objective of SafeScience Newco is the business of development, testing, registration, manufacturing, commercialization and licensing of GCS-100 as defined in the Subscription, Joint Development and Operating Agreement dated July 10, 2001 between EIS and GlycoGenesys.

On July 10, 2001, EIS acquired 4,944.44 shares of GlycoGenesys's Series A convertible exchangeable preferred stock (Series A Preferred Stock) for $12,015,000. The Series A Preferred Stock is convertible, at EIS's option, into GlycoGenesys's common stock or exchangeable into shares of SafeScience Newco preferred stock held by GlycoGenesys representing a 30.1% interest in SafeScience Newco on a fully-diluted basis. Such exchange would increase EIS's ownership in SafeScience Newco to 50% on a fully-diluted basis. GlycoGenesys used the Series A Preferred Stock sale to purchase its 80.1% interest in SafeScience Newco on a fully-diluted basis. SafeScience Newco used this, along with EIS's 19.9% investment on a fully-diluted basis, to pay $15.0 million to Elan for a license giving SafeScience Newco rights to use EIS's drug delivery technologies. Immediately, upon completing this transaction, the cost of the license was expensed as a research and development cost because revenue resulting from such technology was not likely in the foreseeable future.

     While GlycoGenesys owns 100% of the voting common stock and 80.1% of the outstanding capital stock on a fully-diluted basis of SafeScience Newco, Ltd. , EIS has retained significant minority investor rights that are considered "participating rights" as defined in Emerging Issues Task Force (EITF) Issue 96-16, "Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights". EIS's participating rights overcome the presumption that GlycoGenesys exercises control over SafeScience Newco.

Upon continued agreement of a business plan, and once agreement has been reached on funding, GlycoGenesys and EIS contribute to SafeScience Newco in relation to their relative fully-diluted ownership interests (see Note 5). In July 2001, GlycoGenesys entered into an $9,612,000 stock subscription agreement (the "Securities Purchase Agreement") with EIS. The stock purchases under the Securities Purchase Agreement are restricted for GlycoGenesys's funding of SafeScience Newco. As of December 31, 2001 there had been 862.71 shares purchased under the Securities Purchase Agreement.

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

The Company incurred a net loss of $17.7 million for the period from inception through December 31, 2001 and had an accumulated deficit of $882,483 as of December 31, 2001. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities. As discussed above, future funding is subject to continued agreement of a business plan by the Company's owners. In the event funding is not obtained, the Company may be required to curtail operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

(a) Fair Value of Financial Instruments

The carrying amounts of SafeScience Newco's financial instruments, which include the amounts due to related parties, approximate their fair value.

(b) Concentrations of Limited Suppliers

Certain materials used in SafeScience Newco's development process are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and thereby adversely affect SafeScience Newco's operating results.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

(d) Research and Development Expenses

SafeScience Newco charges research and development expenses to operations as incurred. The cost of the license from Elan was immediately expensed because revenues resulting from such technology were not likely in the foreseeable future.

(e) Comprehensive Loss

Comprehensive loss is defined as the change in stockholders' deficit during a period from transactions and other events and circumstances from non-owner sources. SafeScience Newco's net loss is equal to its comprehensive loss.

(f) Organization Costs

All organization costs have been expensed as incurred.

(g) Disclosures about Segments of an Enterprise

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

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)

                                        December 31,
                                            2001
                                        ------------
         Due to GlycoGenesys, Inc.       $  884,515
         Due to Elan, plc                $   19,272
                                         ----------
         Total                           $  903,787
                                         ==========

These balances are unsecured and interest free with no set terms of repayment. They are classified as current liabilities as SafeScience Newco will reimburse GlycoGenesys and Elan upon its funding by its stockholders.

Exhibits:

3)  See (c) below.


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

10.1   Securities Purchase Agreement by and among GlycoGenesys, Inc., Strong

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

The following documents are an exhibit hereto:

10.1 Employment Agreement between GlycoGenesys, inc. and Chris Szustkiewicz, Ph.D. Dated March 18, 2002, as amended on March 22, 2002.*
23.1 Consent of Arthur Andersen LLP
23.2 Consent of Deloitte & Touche LLP
23.3 Consent of Deloitte & Touche (Hamilton, Bermuda)

--------------
* Previously filed on Annual Report of Form 10-K filed with the Securities and Exchange Commission on April 16, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 30th day of May 2002.

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

                                 BY:

                                        /s/ Bradley J. Carver
                                        Bradley J. Carver, President and
                                        Treasurer

                                        /s/ John W. Burns
                                        John W. Burns, Senior Vice President,
                                        Chief Financial Officer and Secretary

                                        /s/ Patrick J. Joyce
                                        Patrick J. Joyce, Principal Accounting
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signatures                          Title                          Date

/s/ Bradley J. Carver      President, Treasurer and
Bradley J. Carver          a member of the Board
                           of Directors                       May 30, 2002

/s/ John W. Burns          SVP, CFO and Secretary             May 30, 2002
John W. Burns

/s/ Patrick J. Joyce       Principal Accounting Officer       May 30, 2002
Patrick J. Joyce

/s/ David W. Dube
David W. Dube              Director                           May 30, 2002

/s/ Theodore J. Host
Theodore J. Host           Director                           May 30, 2002

/s/ Brian G. R. Hughes
Brian G. R. Hughes         Chairman of the
                           Board of Directors                 May 30, 2002