Form 10-K/A
period 2001-12-21
GLYCOGENESYS  INC
filed 2002-06-10
CIK 946661

FORM 10-K/A
                                (Amendment No. 2)

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

                                EXPLANATORY NOTE

            This Amendment No. 2 to GlycoGenesys Inc.'s Annual Report
                        on Form 10-K/A adds Exhibit 99.1.

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

/s/ Deloitte & Touche

Hamilton, Bermuda
May 29, 2002

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)


                                  BALANCE SHEET

                                     ASSETS

                                                                                December 31,
                                                                                   2001
                                                                                -----------

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
                                                                                -----------

STOCKHOLDERS' EQUITY (DEFICIT):
        Convertible preferred stock,
          $1.00 par value
        Authorized-6,000 shares
           6,000 shares issued and outstanding
           as of December 31, 2001
           (liquidation value $7,500,000)                                             6,000


        Common Stock, $1.00 par value
        Authorized - 6,000 shares
           6,000 shares issued and outstanding
            as of December 31, 2001                                                   6,000


        Additional Paid-in Capital                                               16,818,962
        Deficit accumulated during the development stage                        (17,713,445)
                                                                                ------------
      Total stockholders' equity (deficit)                                         (882,483)
                                                                                ------------
                     Total liabilities & stockholders' equity (deficit)         $    21,304
                                                                                ===========




   The accompanying notes are an integral part of these financial statements.


                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS





                                                            For The Period
                                                            from Inception
                                                            (July 10, 2001)
                                                            through
                                                            December 31, 2001
                                                            -------------------
Operating expenses:
 Research and development                                    $  17,694,894
 General and administrative                                         18,551
                                                            --------------
    Total operating expenses                                    17,713,445
                                                            --------------

     Net loss                                                $ (17,713,445)
                                                             =============













   The accompanying notes are an integral part of these financial statements.

                             SafeScience Newco, Ltd.
                          (A Development Stage Company)

                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                    Convertible                                                   Deficit
                                  Preferred Stock           Common Stock                         Accumulated
                                  ----------------           ------------         Additional     During the         Total
                                Number      $1.00         Number     $1.00         Paid-in       Development    Stockholder's
                                of Shares   Par Value     of Shares  Par Value     Capital          Stage       Equity (deficit)
                                ---------   ----------    ---------  ----------   -----------    -----------    -----------------

Inception of the Company:
Issuance of preferred
stock on July 10, 2001            6,000       $6,000            --           --   $ 7,494,000            --     $   7,500,000
Issuance of common stock
  on July 10, 2001                   --           --         6,000       $6,000     7,494,000            --         7,500,000
Capital contribution                 --           --            --           --     1,830,962            --         1,830,962
Net Loss                             --           --            --           --            --   (17,713,445)      (17,713,445)
                               -----------   ---------   -----------   --------     ---------   ------------    --------------
Balance, December 31, 2001        6,000       $6,000         6,000       $6,000   $16,818,962  $(17,713,445)    $    (882,483)
                               -----------   ---------   -----------   --------     ---------  -------------    --------------











   The accompanying notes are an integral part of these financial statements.


                             SafeScience Newco, Ltd.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                                                         For The Period
                                                                         from Inception
                                                                         (July 10, 2001)
                                                                              through
                                                                         December 31, 2001
                                                                         -----------------
Cash flows from operating activities:
 Net loss                                                                 $(17,713,445)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Write-off of acquired technology                                      15,000,000
      Changes in assets and liabilities:
        Prepaid expenses and other current assets                               (2,250)
        Accounts payable                                                       903,787
                                                                          ------------
           Net cash used in operating activities                            (1,811,908)

Cash flows from financing activities:
 Capital contributions received                                              1,830,962
                                                                          ------------
           Net cash provided by financing activities                         1,830,962
                                                                          ------------

Net increase in cash and cash equivalents                                       19,054

Cash and cash equivalents, beginning balance                                      --
                                                                          ------------
Cash and cash equivalents, ending balance                                 $     19,054
                                                                          ============

Supplemental disclosure of non-cash financing activities:
 Issuance of preferred stock and
   common stock for technology license                                    $ 15,000,000
                                                                          ============







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

(b) Concentrations of Limited Suppliers

Certain materials used in SafeScience Newco's development process are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and hereby adversely affect SafeScience Newco's operating results.

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

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (Continued)


                                               December 31,
                                                  2001
                                               ------------
         Due to GlycoGenesys, Inc.             $  884,515
         Due to Elan, plc                      $   19,272
                                               ------------
         Total                                 $  903,787
                                               ============

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

The following documents are an exhibit hereto:

10.1 Employment Agreement between GlycoGenesys, inc. and Chris Szustkiewicz, Ph.D. Dated March 18, 2002, as amended on March 22, 2002.*
23.1   Consent of Arthur Andersen LLP**
23.2   Consent of Deloitte & Touche LLP**
23.3   Consent of Deloitte & Touche (Hamilton, Bermuda)**
99.1   Audit Committee Report and Audit Fees

--------------
* Previously filed on Annual Report of Form 10-K filed with the Securities and Exchange Commission on April 16, 2002.
** Previously filed on Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 30, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 10th day of June 2002.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

                                 BY:

                                  /s/ Bradley J. Carver
                                  ---------------------
                                  Bradley J. Carver, President and Treasurer


                                  /s/ John W. Burns
                                  -----------------
                                  John W.  Burns, Senior Vice President, Chief
                                    Financial Officer and Secretary

                                  /s/ Patrick J. Joyce
                                  --------------------
                                  Patrick J. Joyce, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signatures                             Title                            Date

/s/ Bradley J. Carver       President, Treasurer and
---------------------       a member of the Board
Bradley J. Carver           of Directors                         June 10, 2002

/s/ John W. Burns           SVP, CFO and Secretary               June 10, 2002
-----------------
John W. Burns

/s/ Patrick J. Joyce        Principal Accounting Officer         June 10, 2002
--------------------
Patrick J. Joyce

/s/     *
--------------------
David W. Dube               Director                             June 10, 2002

/s/     *
--------------------
Theodore J. Host            Director                             June 10, 2002

/s/     *
--------------------
Brian G.R. Hughes           Chairman of the
                            Board of Directors                   June 10, 2002


*By /s/ Bradley J. Carver
    ---------------------
    Attorney-in-Fact