Form 10-Q
period 2002-06-30
GLYCOGENESYS  INC
filed 2002-08-19
CIK 946661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                   ------------------------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2002.

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

                                 YES [X]  NO [_]

The number of shares outstanding of the Registrant's common stock, $.01 par value per share, at August 19, 2002 was 37,251,457 shares.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

                                      INDEX

                                                                          Page
                                                                          ----
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001 ..................................    3-4

            Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 2002
              and 2001 ...............................................     5

            Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2002
              and 2001 ...............................................     6

            Notes to Unaudited Consolidated Financial Statements .....   7-11

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..........  12-15
   Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk ......................................  15-24

Part II - Other Information

   Item 2.  Changes in Securities and Use of Proceeds ................  24-25
   Item 4.  Submission of Matters to a Vote of Securities Holders ....    25
   Item 6.  Exhibits and Reports on Form 8-K .........................    25

Signatures ...........................................................    26

On May 20, 2002, the Company filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002 which contained financial statements that had not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X because the Company elected not to have Arthur Andersen LLP review such financial statements in reliance on Securities and Exchange Release No. 34-45589. Deloitte & Touche LLP has since reviewed those financial statements and did not recommend any material changes to such financial statements.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                   (Unaudited)

                                                   June 30,    December 31,
                                                     2002         2001
                                                 -----------   -----------

CURRENT ASSETS:
    Cash and cash equivalents                    $ 8,097,715   $ 7,977,910
    Due from SafeScience Newco, Ltd.                 360,715       177,646
    Prepaid expenses and other current assets        192,301       271,899
                                                 -----------   -----------
      Total current assets                         8,650,731     8,427,455
                                                 -----------   -----------
PROPERTY AND EQUIPMENT, AT COST:
    Computer, office and laboratory equipment        489,128       469,253
    Furniture and fixtures                           289,958       284,748
    Motor vehicles                                    25,026        25,026
                                                 -----------   -----------
                                                     804,112       779,027
      Less-accumulated depreciation                 (499,563)     (437,844)
                                                 -----------   -----------
                                                     304,549       341,183
                                                 -----------   -----------
OTHER ASSETS:
    Restricted cash                                  108,128       108,128
    Other                                             81,704        79,831
                                                 -----------   -----------
      Total other assets                             189,832       187,959
                                                 -----------   -----------
      Total assets                               $ 9,145,112   $ 8,956,597
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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
                                   (Unaudited)

                                                                                     June 30,      December 31,
                                                                                       2002            2001
                                                                                    ------------   ------------
CURRENT LIABILITIES:
    Accounts payable                                                                $    823,760   $  1,094,872
    Accrued liabilities                                                                  443,688      1,370,364
    Net liabilities of discontinued operations                                           282,323        326,780
                                                                                    ------------   ------------
      Total current liabilities                                                        1,549,771      2,792,016
                                                                                    ------------   ------------
Preferred Stock:                                                                              --     15,091,827
                                                                                    ------------   ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value; Authorized -5,000,000 shares Series A convertible, exchangeable preferred stock, 7,500 authorized;
       4,944.44 shares issued and outstanding as of June 30, 2002 and December 31, 2001
       (liquidation value $12,854,115 and $12,419,273, respectively) (Note 5c)                49             --
      Series B convertible preferred stock, 10,000 authorized;
       1,462.55 and 862.71 shares issued and outstanding as of June 30, 2002 and
       December 31, 2001 (liquidation value $2,548,057
        and $1,466,601, respectively)                                                         15             --
      Series C convertible preferred stock, 1,117 authorized;
       1,116.79 shares issued and outstanding as of June
       30, 2002 and December 31, 2001                                                         11             --

    Common stock, $.01 par value; Authorized -200,000,000 shares Issued and outstanding - 37,220,449 and 33,568,952
      shares at June 30, 2002 and December 31, 2001, respectively                        372,204        335,690
    Additional paid-in capital                                                        81,802,037     60,100,645
    Note receivable from former officer - issuance of common stock                    (2,675,000)    (2,675,000)
    Accumulated deficit                                                              (71,903,975)   (66,688,581)
                                                                                    ------------   ------------
      Total stockholders' equity (deficit)                                             7,595,341     (8,927,246)
                                                                                    ------------   ------------
      Total liabilities and stockholders' equity (deficit)                          $  9,145,112   $  8,956,597
                                                                                    ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    --------------------------
                                                   2002          2001           2002               2001
                                               -----------    ------------    -----------    -----------
OPERATING EXPENSES:
     Research and development                  $   247,326     $   984,537    $ 1,375,981    $ 2,726,632
     General and administrative                  1,048,382       1,052,282      1,666,378      2,383,043
     Restructuring charge (credit)                      --              --             --       (182,625)
                                               -----------     -----------    -----------    -----------
Operating loss                                  (1,295,708)     (2,036,819)    (3,042,359)    (4,927,050)
                                               -----------     -----------    -----------    -----------
OTHER (EXPENSE) INCOME:
     Equity in Loss of SafeScience Newco, Ltd.
       (Note 3)                                 (1,301,104)             --     (2,232,114)            --
     Other income (expense)                          2,082         (19,036)         1,209        (24,780)
     Interest income                                30,048           2,434         57,871         29,936
                                               -----------     -----------    -----------    -----------
            Total other (expense) income        (1,268,975)        (16,602)    (2,173,034)         5,156
                                               -----------     -----------    -----------    -----------
Loss from continuing operations                 (2,564,683)     (2,053,421)    (5,215,394)    (4,921,894)

Loss from discontinued operations                       --         (57,600)            --       (244,129)
                                               -----------     -----------    -----------    -----------
Net loss                                        (2,564,683)     (2,111,021)    (5,215,394)    (5,166,023)
Accretion of preferred stock dividend             (256,885)             --       (496,559)            --
                                               -----------     -----------    -----------    -----------
Net loss applicable to common stock            $(2,821,568)    $(2,111,021)   $(5,711,952)   $(5,166,023)
                                               ===========     ===========    ===========    ===========

Basic and diluted loss per common stock
from continuing operations                     $     (0.08)    $     (0.08)   $     (0.15)   $     (0.19)

Basic and diluted loss per common stock
from discontinued operations                            --              --             --          (0.01)
                                               -----------     -----------    -----------    -----------
Basic and diluted net loss
per common stock                               $     (0.08)    $     (0.08)   $     (0.15)   $     (0.20)
                                               ===========     ===========    ===========    ===========
Weighted average number of common
         shares outstanding                     37,168,314      25,817,699     37,118,171     25,462,315
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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ----------------------------
                                                                                 2002            2001
                                                                             -------------- -------------
Cash flows from operating activities:
    Net loss                                                                 $ (5,215,394)  $ (5,166,123)
    Adjustments to reconcile net loss to net cash
    used in operating and discontinued activities:
      Operating expenses paid in common
        stock, options and warrants                                                42,833        521,120
      Amortization of value of warrants issued for license                        433,734        456,024
      Equity adjustment in SafeScience Newco, Ltd.                              2,232,114             --
      Depreciation and amortization                                                61,719         69,119
      Changes in assets and liabilities:
           Due from SafeScience Newco, Ltd.                                    (1,395,443)            --
           Prepaid expenses and other current assets                               79,598         70,568
           Accounts payable                                                      (271,112)        23,497
           Accrued liabilities                                                   (926,676)      (144,627)
           Net liabilities of discontinued operations                             (44,457)      (804,595)
                                                                             ------------   ------------
             Net cash operating and discontinued activities                    (5,003,084)    (4,975,017)
                                                                             ------------   ------------
Cash flows from investing activities:
    Purchase of property and equipment                                            (25,085)       (11,173)
    Deposits                                                                       (1,873)       188,280
                                                                             ------------   ------------
             Net cash (used in) provided by investing activities                  (26,958)       177,107
                                                                             ------------   ------------
Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs                  5,148,275      2,839,988
     Proceeds from exercise of warrants                                             1,572             --
                                                                             ------------   ------------
             Net cash provided by financing activities                          5,149,847      2,839,988
                                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents                              119,805     (1,957,922)

Cash and cash equivalents, beginning balance                                    7,977,910      2,547,353
                                                                             ------------   ------------
Cash and cash equivalents, ending balance                                    $  8,097,715   $    589,431
                                                                             ============   ============

Supplemental disclosure of non-cash financing activities:
    Series B preferred stock issued to fund SafeScience Newco                $  1,019,740   $          -
    Dividends accreted on Series A and Series B preferred stock              $    496,559   $          -
    Reclassification of Series A, B and C preferred stock from
     temporary equity to permanent equity                                    $ 15,091,827   $          -
                                                                             ============   ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                   $         --   $     20,099
                                                                             ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

     (1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of GlycoGenesys, Inc. (formerly SafeScience, Inc.) and its subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K/A.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of operating expenses during the period. Actual results could differ from those estimates.

     (2)  Organization and Operations

GlycoGenesys, Inc. was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. Today, the Company has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. International Gene Group, Inc. focuses on the development of carbohydrate-based pharmaceutical products and related technologies in connection with oncology and other life threatening and/or debilitating diseases. SafeScience Products, Inc. develops agricultural products, some of which are also based upon carbohydrate chemistries. The therapeutic products will be either licensed from or jointly developed with third parties.

In July 2001, the Company and Elan International Services, Ltd. ("EIS") formed a joint venture in Bermuda, SafeScience Newco, Ltd. ("SafeScience Newco"), for the purpose of furthering the development of the Company's drug candidate, GCS-100, in the field of oncology (see Note 3).

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

As of June 30, 2002, the Company has an accumulated deficit of $71,903,975. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of approximately $7.1 million at June 30, 2002. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2003. The Company intends to raise additional capital through equity financings to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. Through June 30, 2002, the Company had been successful in raising approximately $58,551,000 from the sales of equity securities.

Pursuant to an agreement with EIS, as of June 30, 2002, EIS may acquire up to $7.1 million of additional Series B preferred stock from the Company and may directly contribute up to approximately $1.8 million of additional funds directly to SafeScience Newco, in both cases to fund additional expenses which may be incurred by SafeScience Newco in the development of GCS-100. However, the Company will not receive additional reimbursement of R&D expenses from SafeScience Newco, and EIS will not contribute additional capital to SafeScience Newco nor acquire additional shares of Series B preferred stock, unless the Company agrees with EIS on a quarterly basis on the business plan for SafeScience Newco. On June 10, 2002, Elan Corporation, plc ("Elan") issued a press release announcing a plan to streamline its operations into three core areas: neurology, pain management and autoimmune disease. The release stated that its joint ventures that focus on products outside of these three core therapeutic areas will be evaluated on an ongoing basis for further investment and eventual outlicensing to marketing partners. As a result, we believe EIS will provide a portion but not all of the funds available to SafeScience Newco under the agreement. Any reduction in funding will not affect the amount of funding committed through June 30, 2002 (19.9% of the joint venture's losses) for payment of amounts due from SafeScience Newco. On August 15, 2002, EIS acquired 832.1245 additional shares, or $1.4 million, of Series B preferred stock and contributed approximately $0.35 million directly to SafeScience Newco from which the Company was reimbursed $1.7 million for R&D and other expenses incurred on behalf of SafeScience Newco.

The Company's future is dependent upon its ability to obtain financing to fund its operations. As of August 19, 2002, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management may prioritize research activities to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

In its Annual Report on Form 10-K/A for the year ended December 31, 2001, the Company reported that there is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, dependence on collaborative partners, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

     (3)  Joint Venture with Elan International Services, Ltd. ("EIS")

SafeScience Newco was formed by issuing voting common shares of SafeScience Newco ("Newco common shares") and non-voting non-redeemable convertible preferred shares of SafeScience Newco ("Newco preferred shares") valued at $15,000,000 to the Company and EIS. The Company owns 100% of the outstanding Newco common shares, which represents 100% of the outstanding voting shares of SafeScience Newco. The Newco preferred shares are non-voting and are convertible, at the option of the holder thereof, into voting Newco common shares at any time after July 10, 2003. While EIS currently does not own any Newco common shares and is unable to convert any of its Newco preferred shares into Newco common shares until July 10, 2003, it has retained significant minority investor rights that the Company considers to be "participating rights" as defined in EITF Issue 96-16 "Investors' Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights". EIS's participating rights prevent the Company from exercising sole control over SafeScience Newco. Accordingly, the Company has not consolidated the financial statements of SafeScience Newco but instead accounts for its investment in SafeScience Newco using the equity method.

Subject to the approval by the Company and EIS on a quarterly basis to the business plan of SafeScience Newco, the Company has agreed to provide additional funding to SafeScience Newco as needed in relation to its 80.1% ownership interest in SafeScience Newco and EIS has agreed to provide the remaining 19.9%. To the extent such funding is provided, EIS has agreed to acquire up to $9,612,000 of the Company's Series B preferred stock, at the option of the Company, to provide the Company with funds for its pro rata share of development funding for SafeScience Newco, of which approximately $2.5 million has been funded through June 30, 2002. Elan's current business direction is likely to significantly limit its future funding of SafeScience Newco.

The Company performed research for SafeScience Newco and incurred research expenses of approximately $2,537,000 on behalf of SafeScience Newco during the period January 1, 2002 through June 30, 2002. In addition, management fees and other direct expenses billed to SafeScience Newco totaled approximately $120,000 during this period. The Company's 80.1% share of SafeScience Newco's ongoing operating expenses for the three and six months ended June 30, 2002 was approximately $1,301,104 and $2,232,114, respectively, and is included in Equity in Loss of SafeScience Newco, Ltd. in the Company's consolidated statements of operations. As of June 30, 2002, the Company has a receivable from SafeScience Newco of $360,715. This receivable represents EIS' share of research and development expenses paid for by the Company on behalf of SafeScience Newco. Elan has committed to fund this amount through June 30, 2002.

As part of a normal review of the Company's recently filed registration statement on Form S-3, the Securities and Exchange Commission has questioned the Company's recording of 80.1% of the expenses incurred by SafeScience Newco Ltd., when, in fact, the Company holds 100% of the outstanding common stock of SafeScience Newco Ltd. The Company and EIS have agreed to fund SafeScience Newco's on-going research and development costs as approved expenses are incurred on an 80.1%/19.9% basis, and, as such, the Company will not be responsible for more than 80.1% of SafeScience Newco's losses as long as both parties continue to agree to fund SafeScience Newco's expenditures. If EIS did not agree to fund such expenditures, and SafeScience Newco were to incur losses, the Company would recognize 100% of its losses. If the Company were required as a result of this review to record the additional 19.9% of SafeScience Newco's total loss, "Equity in loss of SafeScience Newco" would increase from $1,301,104 and $2,232,114 to $1,624,350 and $2,786,660 for the three and six months ended June 30, 2002, respectively.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

SafeScience Newco incurred a net loss of $1,624,350 and $2,786,660 for the three and six-month period ended June 30, 2002, respectively.

(4) Net Loss Per Common Stock

The Company applies Statement of Financial Accounting Standards Statement ("SFAS") No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three and six month periods ended June 30, 2002 and 2001 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive. At June 30, 2002 and 2001, there are 11,165,328 and 4,851,360 warrants outstanding, respectively, with a weighted average exercise price of $2.27 and $2.90, respectively, and 1,400,427 and 986,251 stock options outstanding, respectively, with a weighted average exercise price of $2.90 and $6.34, respectively, which were omitted from the net loss per common stock calculations, and 7,523,780 and no shares, respectively, issuable upon conversion of outstanding shares of preferred stock.

(5) EQUITY

(a) Private Placement Offerings

During the first quarter of 2002, the Company raised $5,650,666 in a private placement offering of common stock in which 3,008,608 shares of common stock were sold at a weighted average price of $1.88 per share, and warrants to purchase 2,256,457 shares of common stock each at a weighted average price of $2.25 per share, and warrants to purchase 903,243 shares of common stock at a price of $0.01 per share each exercisable for five years. Net proceeds of this offering were $5,237,039. Included in this private placement and pursuant to their pre-emptive rights, EIS purchased 597,205 shares of common stock at $1.79, and warrants to purchase 447,904 shares of common stock at a price of $2.15 and 149,301 shares of common stock at a price of $0.01, each exercisable for five years.

(b) Stock, Stock Option, and Warrants

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company's Board of Directors. During the six months ended June 30, 2002 and 2001, the Company issued 122,038 and 427,162 shares of common stock, respectively, to various employees, a former employee and consultants as compensation for services rendered or for licensing fees and recorded charges to operations of $42,833 and $521,120 relating to those issuances of common stock.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

During the six months ended June 30, 2002, the Company granted options to purchase 551,700 shares of common stock at a weighted average exercise price of $1.98 per share to employees. Options to purchase 16,100 shares were exercised generating proceeds of $2,497.

Including the warrants referred to in Note 5(a), during the six months ended June 30, 2002, the Company issued warrants to purchase 3,352,869 shares of common stock to investors and advisors at a weighted average price of $1.65.

Total non-cash compensation expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the six months ended June 30, 2002 and 2001 amounted to $476,567 and $977,144, respectively.

(c) Classification of Preferred Stock

Prior to April 16, 2002, the Company's Series A, B and C preferred stock contained provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by the Board of Directors. In July 2001, the Securities and Exchange Commission issued an SEC Staff announcement which was codified as EITF Topic No. D-98, "Classification and Measurement of Redeemable Securities", which required that certain equity instruments that have liquidation features similar to redemption features be reclassified to temporary equity. This announcement was applied retroactively in the Company's fourth quarter of 2001, by reclassifying the outstanding shares of preferred stock to temporary equity.

On April 16, 2002, the Company and EIS, the holder of the outstanding shares of Series A, B and C preferred stock, amended the original terms of the preferred stock. As a result of this amendment, the Company has reclassified the Series A, B and C preferred stock to permanent equity as of April 16, 2002.

As part of a normal review of the Company's recently filed registration statement on Form S-3, the Securities and Exchange Commission has questioned the Company's classification of the Series A preferred stock as stockholders' equity due to the existence of an exchange feature whereby EIS may exchange the Series A preferred stock for the preferred shares of SafeScience Newco held by the Company. Although the Company believes that the Series A preferred stock is appropriately reported as permanent equity, it is possible that preferred stock in the amount of approximately $12.9 million at June 30, 2002 will be reclassified back to temporary equity upon the completion of the SEC's review.

(6) SUBSEQUENT EVENTS

On August 15, 2002, the Company issued 832.1245 additional shares of Series B preferred stock to EIS for net proceeds of approximately $1.3 million.

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

Overview

GlycoGenesys, Inc. is a biotechnology company that develops novel pharmaceutical products based on carbohydrate compounds and related technologies. Our lead drug candidate GCS-100 (formerly known as GBC-590), a potential treatment for multiple forms of cancer, completed Phase II(a) clinical trials for pancreatic cancer in April 2002 and completed Phase II(a) clinical trials for colorectal cancer in March 2001. We began a Phase I dose escalation trial to include colorectal and other types of cancer patients in February 2002. In July 2001, we formed a joint venture, SafeScience Newco, Ltd., with Elan International Services, Ltd. ("EIS") to advance GCS-100 in the field of oncology.

While we are also developing two agricultural products (Elexa, a registered trademark of ours and Bb447), we continue to seek strategic alternatives, including the sale, of our agricultural products business area. Our near term objective is to continue to proceed through the various phases of United States Food and Drug Administration ("FDA") clinical trials for GCS-100.

Our business was founded in 1992 as IGG International, Inc. to pursue carbohydrate based pharmaceutical research for cancer therapeutics. In 1995, we merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 we changed our name to SafeScience, Inc. and more recently in October 2001 we changed our name to GlycoGenesys, Inc.

We conduct our business through two wholly-owned subsidiaries, International Gene Group, Inc. and SafeScience Products, Inc.

International Gene Group, Inc. ("IGGI") develops human therapeutics. IGGI has been focused on developing GCS-100, a complex carbohydrate intended to fight cancerous tumors and metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute.

Historically, SafeScience Products, Inc. developed agriculture products and developed, marketed, and distributed chemically safe consumer and commercial products.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the six months ended June 30, 2002 are the same as those described in our Annual Report on Form 10-K/A.

Our critical accounting policies are those having the most impact to the reporting of our financial condition and results and those requiring significant judgments and estimates. Our critical accounting policies include those related to (1) accounting for our investment in SafeScience Newco, Ltd., (2) accounting for our Series A, B, and C Preferred Stock and (3) research and development. Our critical accounting policies for our investment in SafeScience Newco Ltd. and for our Series A, B, and C Preferred Stock are discussed in Notes 3 and 5, respectively, in the notes to the accompanying financial statements in this report. Our critical accounting policy for research and development is as follows: research and development costs, which consist primarily of expenses for clinical trials, preclinical research, drug manufacturing for clinical trials, sponsored research, consultants, supplies and testing, are charged to operations as incurred.

With respect to these critical accounting policies, management believes that the application of judgments and assessments is consistently applied and produces financial information, which fairly depicts the results of operations for all periods presented.

Results of Operations: Three months ended June 30, 2002 versus June 30, 2001

We had a net loss of approximately $2.6 million for the three months ended June 30, 2002 versus a net loss of approximately $2.1 million for the three months ended June 30, 2001. The net loss for the three months ended June 30, 2002 included a charge in the amount of approximately $1.3 million to recognize our 80.1% equity share in the loss of SafeScience Newco, Ltd. ("SafeScience Newco"), our joint venture with Elan.

In July 2001, we transferred our rights to GCS-100 in the field of oncology to SafeScience Newco. Accordingly, our total research and development expenses for the three months ended June 30, 2002 are included in two lines in the Consolidated Statements of Operations: (1) Research and Development ("R&D"), and
(2) Equity in Loss of SafeScience Newco, Ltd. On this basis, total research and development expenses increased to approximately $1,423,000 for the three months ended June 30, 2002 from approximately $985,000 for the three months ended June 30, 2001, an increase of approximately $494,000, or 50%.

Our expenses related specifically to the development of GCS-100 during the three months ended June 30, 2002 were approximately $1,337,000, a portion of which is included in our equity in loss of SafeScience Newco of approximately $1,301,000, as compared to approximately $894,000 during the three months ended June 30, 2001, resulting in an increase of approximately $443,000 or 50%. This increase is attributable to increases in the cost of managing our clinical trials of approximately $135,000, clinical, professional and consulting services of $261,000, sponsored research expenses of $65,000, drug production costs of $30,000, payroll related expenses of $90,000 and other net miscellaneous expenses of $21,000, partially offset by reductions in non-cash compensation of $159,000 related to warrants granted to Wayne State University as compensation for a license.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, decreased to approximately $86,000 for the three months ended June 30, 2002 from approximately $91,000 for the three months ended June 30, 2001 reflecting our decreased emphasis of agricultural products. We expect future expenditures related to our agricultural compounds to be commensurate with current levels.

We are actively seeking to expand our product pipeline under development. These new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $250,000-$500,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses decreased to approximately $1,048,000 for the three months ended June 30, 2002 from approximately $1,052,000 for the three months ended June 30, 2001, a decrease of only $4,000. This decrease is primarily attributable to reductions in non-cash compensation related to stock options granted to employees of $83,000 and expenses of $121,000 billed to SafeScience Newco, 80.1% of which is included in the Equity in Loss of SafeScience Newco, Ltd. offset by increased legal and other professional fees of approximately $115,000, office expenses of $57,000, and annual report costs of $28,000.

Interest income increased to approximately $30,000 for the three months ended June 30, 2002 from approximately $2,400 for the three months ended June 30, 2001, an increase of approximately $28,000. This increase is attributable to an increase in cash available for temporary investment.

Equity in the loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the quarter ended June 30, 2002. Substantially all of SafeScience Newco's expenses related to research and development.

Results of Operations: Six months ended June 30, 2002 versus June 30, 2001

We had a net loss of approximately $5.2 million for the six months ended June 30, 2002 versus a net loss of approximately $5.2 million as well for the six months ended June 30, 2001. The net loss for the six months ended June 30, 2002 included a charge in the amount of approximately $2.2 million to recognize our 80.1% equity share in the loss of SafeScience Newco.

Total research and development expenses, including our 80.1% equity share in the loss of SafeScience Newco, increased to approximately $3,408,000 for the six months ended June 30, 2002 from $2,727,000 for the six months ended June 30, 2001, an increase of $681,000, or 25%. Expenses associated with the development of GCS-100 increased approximately $720,000, partially offset by the reduction of approximately $39,000 in agriculture related expenses.

Our expenses related specifically to the development of GCS-100 during the six months ended June 30, 2002 were approximately $3,260,000, a portion of which is included in our equity in loss of SafeScience Newco of approximately $2,232,000, as compared to $2,540,000 during the six months ended June 30, 2001, resulting in an increase of approximately $720,000, or 28%. This increase is attributable to increases in license fees paid to Wayne State University of approximately $452,000, clinical, professional and consulting services of $291,000, sponsored research of $92,000, payroll expenses of $174,000 and other net miscellaneous expenses of $54,000; partially offset by reductions in clinical trial management of $185,000, production costs of GCS-100 of $93,000 and non-cash compensation of $22,000 related to warrants granted to Wayne State University as compensation for a license and options granted to employees of $43,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, decreased to approximately $147,000 for the six months ended June 30, 2002 from approximately $186,000 for the six months ended June 30, 2001 reflecting our decreased emphasis of agricultural products. We expect future expenditures to be commensurate with current levels.

General and administrative expenses decreased to approximately $1,666,000 for the six months ended June 30, 2002 from approximately $2,383,000 for the six months ended June 30, 2001, a decrease of approximately $717,000, or 30%. This decrease is primarily attributable to reductions of non-cash compensation costs of approximately $208,000 related to issuance of stock options to employees, expenses billed to SafeScience Newco, Ltd. in the amount of $306,000 under the terms of the joint venture agreement, 80.1% of which is included in the "Equity in Loss of SafeScience Newco Ltd.", employee related costs of $126,000 and travel costs of $43,000, partially offset by increases in annual report costs of $27,000 and other office expenses of $25,000.

Interest income increased to approximately $58,000 for the six months ended June 30, 2002 from approximately $30,000 for the six months ended June 30, 2001, an increase of approximately $28,000, or 93.3%. This increase is attributable to an increase in cash available for temporary investment.

The Equity in Loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the six months ended June 30, 2002. Substantially all of SafeScience Newco's expenses related to research and development.

Liquidity and Capital Resources

For the six months ended June 30, 2002, our operations utilized cash of approximately $5,003,000 primarily to fund our operating loss and the reduction of accounts payable and accrued liabilities. We also invested approximately $25,000 in purchases of property and equipment. The uses of cash were offset by equity financings, which resulted in net proceeds of approximately $5,150,000 to us during the six months ended June 30, 2002. We intend to pursue additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of June 30, 2002, our accumulated deficit was approximately $71,904,000 and as of August 19, 2002, our cash balances were approximately $8.1 million.

In July 2001, we and EIS formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering development of our drug candidate, GCS-100, in the field of oncology. As of August 19, 2002, we could be reimbursed by SafeScience Newco, Ltd. of up to approximately $7.1 million of additional funds of which approximately $5.7 million could be funded by our issuance to EIS of Series B preferred stock and approximately $1.4 million of which could be funded directly by EIS to SafeScience Newco, Ltd. for expenses incurred in the development of GCS-100 pursuant to our agreement with EIS. Based on Elan's June 10, 2002 press release stating its intention to focus on neurology, pain management and auto-immune disease, and our discussions with Elan, we believe EIS will fund a portion but not all of the $7.1 million of additional funds. In any event, we will not receive additional capital from EIS unless we agree with Elan on a quarterly basis on the business plan for SafeScience Newco.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2003 consistent with prioritizing R&D expenditures. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of August 19, 2002, we have not obtained commitments from any existing or potential investors to provide additional financing. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activity to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce or curtail operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of June 30, 2002, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates which could positively or negatively affect results of operations. We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2002, the fair value of the portfolio would decline by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

     We began operations more than nine years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we generated only $2,723,000 from product sales. On February 23, 2001, we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years, if at all. We will not generate funds unless we are able to sell our consumer and commercial and/or agricultural business areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical or agricultural products. Excluding dividends accreted to preferred stock, we have incurred approximately $71.9 million of losses since our inception, including $22.7 million in the year ended December 31, 2001 and approximately $5.2 million for the six months ended June 30, 2002. Extensive losses can be expected to continue for the foreseeable future.

OUR PRODUCTS ARE STILL IN DEVELOPMENT, THERE ARE UNCERTAINTIES ASSOCIATED WITH RESEARCH AND DEVELOPMENT ACTIVITIES AND WE MAY BE UNABLE TO BRING THESE PRODUCTS TO MARKET.

            Our proposed products require further research, development, laboratory testing, regulatory approval and/or demonstration of commercial scale manufacturing before they can be proven to be commercially viable. The products are in the development stage and are subject to the risks inherent in the development of new products. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that potential products are found during testing to be ineffective, or unsafe, that they fail to receive necessary regulatory approvals, are difficult or uneconomical to manufacture on a large scale, fail to achieve market acceptance or are precluded from commercialization by proprietary rights of third parties. We cannot predict with any degree of certainty when, or if, the research development, testing and/or regulatory approval process for our proposed products will be completed. Our product development efforts may be unsuccessful, required regulatory approvals from U.S. or foreign authorities may not be obtained, and products, if introduced, may not be capable of being produced in commercial quantities at reasonable costs or be successfully marketed. The failure of our research and development activities to result in any commercially viable products or technologies would materially adversely affect our future prospects.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

     We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2003 consistent with prioritizing R&D expenditures. We intend to raise additional capital through the sale of equity securities. SafeScience Newco may receive, and in turn we could be reimbursed for work done on GCS-100, a portion of up to approximately $7.1 million of additional funds of which up to $5.7 million could be funded by us through the issuance to EIS of Series B preferred stock and up to approximately $1.4 million of which would be funded directly by EIS for the development of GCS-100 pursuant to our agreement with EIS. We and Elan must agree on a quarterly basis on the business plan for SafeScience Newco in order to receive additional capital from EIS. Elan has stated that it intends to focus on three core therapeutic areas: neurology, pain management and auto-immune disease and that it will evaluate joint ventures outside those areas for further investment on an ongoing basis. Based on our conversations with Elan, we expect that SafeScience Newco will receive a portion but not all of the approximately $7.1 million of additional funds.

Our future is dependent on our ability to obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. We may also seek funds in conjunction with the in-licensing of additional bio-pharmaceutical products where we acquire in-licenses and development funds for our securities. Additional equity financing may result in dilution to our shareholders. If the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce or curtail our operations. There is substantial doubt that we have the ability to continue as a going concern.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

     We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own, or exclusively license ten issued U.S. patents having expiration dates ranging from 2013 to 2018. Four of these ten issued patents relate directly to GCS-100. We own or exclusively license five foreign patents having expiration dates ranging from 2016 to 2017. Four of these five foreign patents relate directly to GCS-100. We own or exclusively license eight pending U.S. patent applications of which four directly relate to GCS-100 and 26 pending foreign patent applications, of which 16 relate to GCS-100. We continually evaluate our technology to determine whether to make further patent filings.

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

     We license our technology, including GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with Wayne State University and the Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Karmanos Cancer Institute 2% royalties on product sales and up to $3 million in milestone payments and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2006. To maintain our license with Dr. Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales starting this year. To maintain our joint venture's license with Elan for its oral drug delivery technology we do not have material obligations other than royalty payments, if any, which shall be determined by SafeScience Newco, Ltd. prior to commercialization of GCS-100.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

     We do not maintain our own laboratories and employ five scientific personnel. We contract out research and development operations, utilizing third party contract manufacturers, such as Elan Drug Delivery, Ltd., Formatech, Inc. and Sigma-Aldrich, to supply clinical grade material, Chromaceutical Advanced Technologies, Inc. for assay development and contract research organizations, such as ITR Laboratories Canada, Inc. and Beardsworth Consulting Group, Inc. to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as MIT. In addition, we employ several consultants to oversee various aspects of our protocol design, clinical trial oversight, manufacturing and other research and development functions.

     Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs.

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100.

     While we seek to increase our portfolio of potential products, currently we are not developing a wide array of products. Most of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, GlycoGenesys will be materially adversely affected.

THE DEVELOPMENT OF GCS-100 IS NOT IN OUR EXCLUSIVE CONTROL AND IS JOINTLY DETERMINED WITH ELAN AND EIS.

     We are developing GCS-100 through collaboration with Elan and EIS. SafeScience Newco is a company that we formed and jointly own with EIS to develop GCS-100 in the field of oncology. We own 80.1% and EIS owns 19.9% of SafeScience Newco. Despite our majority ownership of SafeScience Newco, we do not fully control the development activities regarding GCS-100, because we need consent of EIS for material development decisions regarding GCS-100. As a result, development of GCS-100 will depend on our ability to negotiate development issues with EIS.

OUR ECONOMIC INTEREST IN GCS-100 WILL BE REDUCED IF EIS EXERCISES ITS RIGHTS TO ACQUIRE A 50% INTEREST IN SAFESCIENCE NEWCO, LTD.

    EIS has the right to exchange our Series A convertible exchangeable preferred stock it owns for all of the convertible preferred securities we own of SafeScience Newco at any time until July 10, 2007, which would give EIS a 50% ownership interest in SafeScience Newco, Ltd. If EIS exercises this right, our ownership in SafeScience Newco will be reduced to 50% from its current 80.1%, which would reduce our economic interest in GCS-100.

IF ELAN DECIDES TO STOP FURTHER INVESTMENT IN SAFESCIENCE NEWCO, LTD. WE INTEND TO SEEK A NEW JOINT VENTURE PARTNER.

     On June 10, 2002, Elan issued a press release announcing a plan to streamline its operations into three core therapeutic areas: neurology, pain management and autoimmune disease. Elan stated that its joint ventures that focus on products outside of Elan's three core therapeutic areas (such as oncology) will be evaluated on an ongoing basis for further investment and eventual outlicensing to marketing partners. As a result of our subsequent conversations with Elan, we expect that SafeScience Newco will receive a portion, but not all of the approximately $7.1 million of additional research funds currently contemplated under the agreements with EIS. If EIS stops funding SafeScience Newco, we intend to replace EIS with a new development partner. If we are unable to find a partner to replace EIS, our ability to develop and commercialize GCS-100, and the Company as a whole, would be materially harmed.

IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY OUR BUSINESS WILL SUFFER.

     Our focus is primarily pharmaceuticals and to a lesser extent agricultural products. Although we currently do not market any products, commercial sales of our proposed agricultural products will substantially depend upon the products' efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant's natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products may not be accepted, and even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

     We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until in the opinion of our management, the size and scope of our business so warrants. While we have established manufacturing relationships with Formatech, Inc., Sigma-Aldrich and Elan Drug Delivery, Ltd. to provide us with GCS-100 and AgFormulators to provide us with Elexa that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

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

     According to industry surveys there are approximately 402 new drug candidates in development to treat various types of cancer. This research is being conducted by 170 pharmaceutical and biotechnology companies and the National Cancer Institute. We have conducted two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer and the second enrolled patients with late stage prostate cancer. We also conducted two Phase II(a) clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. Published surveys indicate that, including GCS-100, approximately twenty-six drugs are in various stages of clinical trial development for pancreatic cancer and fifty-five drugs in various stages of clinical trial development for colorectal cancer. Our current clinical trial plan is to pursue pancreatic cancer as a lead indication and we are planning to conduct a Phase II/III pivotal trial in 2003/2004.

     There are approximately ten drugs currently having completed or in Phase III clinical trial development, ten drugs in Phase II and six drugs in Phase I for pancreatic cancer. Competitors may receive approval before us for competing pancreatic cancer drugs, including without limitation the following drugs which have completed Phase III trials: Imclone and Bristol Meyer's Erbitux; Pharmacia's Camptosar; Snaofi-Synthelabo's tirapazamine; Aphton and Aventis Pasteur's anti-gastrin therapeutic vaccine; Genentech's Herceptin (already approved for breast cancer); MGI Pharma's Irofulven; Supergens' Mitoextra and rubitecan; Janssen Pharmaceuticals' R115777 and Lorus Therapeutics' Virulizin. In addition, GCS-100, if it receives FDA approval, will face competition from existing cancer drugs approved for pancreatic cancer. These drugs are fluorouracil (5-FU) and Eli Lilly's gemcitabine (Gemzar). Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

Our competitors may:

..    successfully identify drug candidates or develop products earlier than we do;
..    obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;
..    develop products that are more effective, have fewer side effects or cost less than our products; or
..    successfully market products that may compete with our product candidates.

     The success of our competitors in any of these efforts would adversely affect our ability to develop, commercialize and market our product candidates.

OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR PRODUCTS WOULD SEVERELY HARM OUR BUSINESS.

     The FDA regulates the manufacture, distribution and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA for any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

     Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. We may hire additional clinical operations personnel in the future. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ approximately 14 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J. Carver, our President, CEO and a director, John W. Burns, our Senior Vice President and Chief Financial Officer and a director, and Brian G.R. Hughes, Chairman of the Board and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

THE BUSINESSES IN WHICH WE ENGAGE HAVE A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED.

     The testing, marketing and sale of pharmaceutical and agricultural products entails a risk of product liability claims by patients and customers. While we currently maintain product liability insurance, such insurance may not be available at reasonable cost and in the event of a significant adverse event with a patient or customer, such insurance would likely be insufficient to cover the full amount of the liability incurred. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such suit is unsuccessful, our reputation could be damaged and litigation costs and expenditure of management time on such matters could adversely affect our business and financial condition.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING SHARES TO BE ISSUED UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS, WHICH WILL CAUSE DILUTION OF YOUR INTEREST IN US.

     As of June 30, 2002, there are outstanding options to purchase 1,400,427 shares of common stock, at a weighted average exercise price of $2.90 per share and warrants to purchase 11,165,328 shares of common stock at a weighted average exercise price of $2.27 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of the current shareholders.

     In July 2001, in connection with a business venture and financing transaction, we issued to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. In December 2001, May 2002 and August 2002, we sold 862.70647, 599.84706 and 832.1245 shares, respectively, of our Series B convertible non-voting preferred stock to EIS. Each share of our Series A preferred stock and Series C preferred stock is presently convertible after July 10, 2003 into 1,000 shares of our common stock. Each share of our Series B preferred stock is presently convertible after December 31, 2003 into 1,000 shares of our common stock. The Series A preferred stock and the Series B preferred stock each bear a 7% dividend payable in Series A preferred stock and Series B preferred stock, respectively, which compounds annually. In January 2002, we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, a total of 9,334,793 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 25.0% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition, we may elect to sell to EIS, subject to its agreement, up to an additional 3,359.440 shares of our Series B convertible non-voting preferred stock in the future at a price per share of $1,700. Upon conversion, a total of an additional 3,359,440 shares of common stock would be issued to EIS assuming the purchase of all the remaining Series B preferred stock, but not including any dividends to be issued on the Series B preferred stock. Thus, we could potentially issue a total of 12,694,233 shares of our common stock to EIS, assuming the exercise of all warrants and conversion of all Series A, Series B and Series C preferred stock outstanding or that may be sold to EIS in the future, but excluding any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 34.1% of our currently outstanding common stock.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has been below $1.00 for a thirty day period. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we have until January 21, 2003 to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. Further, in light of the recent declines in our stock price, our market capitalization has been below $35 million since July 1, 2002. Our net tangible assets and equity are approximately $7.6 million as of June 30, 2002. As part of a normal review of our recently filed registration statement on Form S-3, the Securities and Exchange Commission has questioned our classification of the Series A preferred stock as stockholders' equity due to the existence of an exchange feature whereby EIS may exchange the Series A preferred stock for the preferred shares of SafeScience Newco held by us. Although we believe that the Series A preferred stock is appropriately reported as permanent equity, it is possible that preferred stock in the amount of approximately $12.9 million at June 30, 2002 will be reclassified back to temporary equity upon the completion of the SEC's review. This would reduce our net tangible assets and change shareholders equity to a deficit of approximately negative $5.3 million as of June 30, 2002.

     If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the "pink sheets." In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called "penny stock" rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers be accredited investors which would reduce the number of investors that could purchase our shares. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

     Approximately 24,280,160 shares of common stock presently issued and outstanding are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The Company has filed a registration statement on Form S-3, which is not yet effective, with respect to 7,233,266 outstanding shares of the approximately 24,280,160 restricted securities, as well as with respect to shares issuable upon the exercise of warrants. In addition, the Company has seven S-3 Registration Statements which are currently effective.

     The sale of these restricted shares as well as our additional seven effective registration statements, will increase the number of free-trading shares and may reduce the price of our common stock. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional capital through the sale of equity securities.

BECAUSE OUR MANAGEMENT COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

     The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 9.7% collectively of the currently outstanding shares of common stock. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors to six members at our 2002 annual stockholders' meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders' meeting, but may choose to do so in the future. If EIS appoints a director, members of the board of directors and their affiliates will own approximately 18.6% of the currently outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 39.7% of the currently outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This percentage would increase if we were to sell additional shares of our Series B preferred stock to EIS. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

     The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ--Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending June 30, 2002, our common stock has traded at prices ranging from $0.63 to $2.43 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech and pharmaceutical industries, may have a significant impact on the market price of our common stock.

     In addition, the stock market has from time to time and especially in the last few years, experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Current market conditions are particularly unstable and there is a large degree of uncertainty at this time. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could negatively impact the price of our common stock.

Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds

(c) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended June 30, 2002.

     On May 7, 2002, the Company issued 599.84706 shares of Series B preferred stock to EIS for $1,019,740. Net proceeds of the sale were $930,976. The Series B preferred stock is convertible into common stock after December 31, 2003 at a conversion price of $1.70, subject to anti-dilution adjustment. These securities were sold in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 13, 2002, the Company held its Annual Meeting of Stockholders. Three items were voted upon: (1) an amendment of the Articles of Incorporation;
(2) the election of directors; and (3) the ratification of the appointment of auditors.

     The proposed amendment to the Articles of Incorporation providing for the increase in the number of shares of common stock authorized from 100,000,000 to 200,000,000 was approved by a vote of 26,150,898 in favor, 4,010,170 against with 82,241 abstentions out of a total of 30,243,309 votes cast.

     The nominees for director approved by the shareholders were Theodore J. Host and John W. Burns. The following table indicates the term expiration dates and the number of votes cast with respect to each candidate, the number of votes in favor and the number of votes withheld:

                       Term          Total          Total Votes    Total Votes
     Nominee         Expiration    Votes Cast         in Favor      Withheld
     -------         ----------    ----------         --------      --------
Theodore J. Host        2005       30,243,309        27,022,316     3,220,993
John W. Burns           2005       30,243,309        26,778,392     3,464,917

The appointment of Deloitte & Touche LLP as auditors for the Company for the year ended December 31, 2002 was approved by a vote of 27,164,449 in favor, 3,009,618 against with 69,242 abstentions out of a total of 30,243,309 votes cast.

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits

     3.1 Certificate of Amendment to the Articles of Incorporation of the Company filed on June 18, 2002.

     4.1 Certificate of Amendment to the Certificate of Designations, Preferences and Rights of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock of the Company filed on April 19, 2002.

     10.1 Consulting Agreement between the Company and Beardsworth Consulting Group, Inc. dated as of April 16, 2002 (portions of this Exhibit are omitted and are being filed separately with the Securities and Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).

(b) Reports on Form 8-K.

On April 19, 2002, the Company filed a Current Report on Form 8-K to report the dismissal of its independent public accountant, Arthur Andersen LLP and the engagement of Deloitte & Touche LLP to serve as the Company's independent public accountants.

On June 6, 2002, the Company filed a Current Report on Form 8-K to report developments concerning GCS-100 discussed in the Company's conference call regarding the first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 19th day of August 2002.

     GLYCOGENESYS, INC.
     (the "Registrant")


     BY: /s/ Bradley J. Carver
         -----------------------------------------------------
         Bradley J. Carver, CEO, President, Treasurer, and a member of the Board of Directors


     BY: /s/ John W. Burns
         -----------------------------------------------------
         John W. Burns, Senior Vice President, CFO & Secretary and a member of the Board of Directors


     BY: /s/ Patrick J. Joyce
         -----------------------------------------------------
          Patrick J. Joyce, Controller, Principal Accounting Officer