Form 10-Q/A
period 2002-06-30
GLYCOGENESYS  INC
filed 2002-10-31
CIK 946661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                   ------------------------------------------
                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2002.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from:  _____________ to ______________

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

                                Explanatory Note

GlycoGenesys, Inc. is filing this amendment to its Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2002 to restate Items 1 and 3 of Part I to reflect a restatement of its financial statements related to the classification of its Series A redeemable convertible exchangeable preferred stock outside of permanent equity. This restatement did not affect net loss or cash flows for the three and six months ended June 30, 2002, nor did it affect total assets. GlycoGenesys, Inc. filed the original Form 10-Q for the three months ended June 30, 2002 on August 19, 2002. Unless otherwise indicated, all information is as of August 19, 2002.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

                                      INDEX

                                                                          Page
                                                                          ----
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2002 (as restated)
              and December 31, 2001                                        4-5

            Consolidated Statements of Operations
              for the Three and Six Months Ended June 30, 2002
              and 2001                                                      6

            Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2002 (as restated)
              and 2001                                                      7

            Notes to Unaudited Consolidated Financial Statements           8-14

   Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                           15-23

Signatures                                                                  24

Certifications                                                            25-26

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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                 ----------------------------------------------
                                   (Unaudited)

                                                                                       June 30,    December 31,
                                                                                        2002           2001
                                                                                    (restated-see
                                                                                       Note 1)
                                                                                    ------------   ------------
CURRENT LIABILITIES:
     Accounts payable                                                                $    823,760   $  1,094,872
     Accrued liabilities                                                                  443,688      1,370,364
     Net liabilities of discontinued operations                                           282,323        326,780
                                                                                     ------------   ------------
     Total current liabilities                                                          1,549,771      2,792,016
                                                                                     ------------   ------------
Series A redeemable convertible exchangeable preferred stock (Note 5c)                 12,854,116     12,419,273
Series B and C convertible preferred stock                                                     --      2,672,554


Commitments and contingencies

STOCKHOLDERS' (DEFICIT):

     Series B convertible preferred stock, 10,000 authorized; 1,462.55 and
       862.71 shares issued and outstanding as of June 30, 2002 and December 31,
       2001 (liquidation value $2,548,057 and $1,466,601, respectively).                       15             --
     Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of June 30, 2002 and
       December 31, 2001.                                                                      11             --
     Common stock                                                                         372,204        335,690
     Additional paid-in capital                                                        68,947,970     60,100,645
     Note receivable from former officer - issuance of common stock                    (2,675,000)    (2,675,000)
     Accumulated deficit                                                              (71,903,975)   (66,688,581)
                                                                                     ------------   ------------
     Total stockholders' (deficit)                                                     (5,258,775)    (8,927,246)
                                                                                     ------------   ------------
     Total liabilities and stockholders' (deficit)                                   $  9,145,112   $  8,956,597
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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             ----------------------------
                                                                                 2002            2001
                                                                              (restated-see
                                                                                 Note 1)
                                                                             -------------- -------------
Cash flows from operating activities:
    Net loss                                                                 $ (5,215,394)  $ (5,166,123)
    Adjustments to reconcile net loss to net cash
    used in operating and discontinued activities:
      Operating expenses paid in common
        stock, options and warrants                                                42,833        521,120
      Amortization of value of warrants issued for license                        433,734        456,024
      Equity adjustment in SafeScience Newco, Ltd.                              2,232,114             --
      Depreciation and amortization                                                61,719         69,119
      Changes in assets and liabilities:
           Due from SafeScience Newco, Ltd.                                    (1,395,443)            --
           Prepaid expenses and other current assets                               79,598         70,568
           Accounts payable                                                      (271,112)        23,497
           Accrued liabilities                                                   (926,676)      (144,627)
           Net liabilities of discontinued operations                             (44,457)      (804,595)
                                                                             ------------   ------------
             Net cash operating and discontinued activities                    (5,003,084)    (4,975,017)
                                                                             ------------   ------------
Cash flows from investing activities:
    Purchase of property and equipment                                            (25,085)       (11,173)
    Deposits                                                                       (1,873)       188,280
                                                                             ------------   ------------
             Net cash (used in) provided by investing activities                  (26,958)       177,107
                                                                             ------------   ------------
Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs                  5,148,275      2,839,988
     Proceeds from exercise of warrants                                             1,572             --
                                                                             ------------   ------------
             Net cash provided by financing activities                          5,149,847      2,839,988
                                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents                              119,805     (1,957,922)

Cash and cash equivalents, beginning balance                                    7,977,910      2,547,353
                                                                             ------------   ------------
Cash and cash equivalents, ending balance                                    $  8,097,715   $    589,431
                                                                             ============   ============

Supplemental disclosure of non-cash financing activities:
    Series B preferred stock issued to fund SafeScience Newco                $  1,019,740   $         --
    Dividends accreted on Series A and Series B preferred stock              $    496,559   $         --
    Reclassification of Series B and C preferred stock from
     temporary equity to permanent equity                                    $  2,672,554   $         --
                                                                             ============   ============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                   $         --   $     20,099
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

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

     (1)  Basis of Presentation and Restatement

The accompanying unaudited consolidated financial statements of GlycoGenesys, Inc. (formerly SafeScience, Inc.) and its subsidiaries (the "Company") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles")applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K/A.

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

Restatement

As previously reported in its Annual Report on Form 10-K/A for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2002, the Company had originally expected that it would reclassify its Series A redeemable convertible exchangeable preferred stock ("Series A preferred stock") to permanent equity as of April 16, 2002 as a result of an amendment to the terms of the Series A preferred stock. Subsequent to the issuance of its financial statements for the three and six month periods ended June 30, 2002, management determined that its Series A preferred stock should be reclassified from stockholders' equity because the exchange feature allows the Series A preferred stock to be redeemed for the convertible preferred shares of SafeScience Newco, Ltd. ("SafeScience Newco") owned by the Company. This restatement did not affect net loss for the three and six months ended June 30, 2002, nor did it affect total assets. The Series A preferred shares should have been included outside of stockholders' equity from the date of its issuance in July 2001.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

However, prior periods have not been restated because the Series A preferred stock was already reported outside of permanent equity as of December 31, 2001 and March 31, 2002 at the proper carrying amount. The reclassification as of June 30, 2002 had the following effects:

                                         As previously
                                            reported           As Restated
                                       ------------------- -------------------
As of June 30, 2002:
Series A redeemable convertible
exchangeable preferred
stock                                                $ --         $12,854,116

STOCKHOLDERS'EQUITY (DEFICIT)
Preferred stock                                       $75                 $26
Common stock                                      372,204             372,204
Additional paid in capital                    $81,802,037         $68,947,970
Note receivable from former officer
- issuance of common stock                     (2,675,000)         (2,675,000)
Accumulated deficit                           (71,903,975)        (71,903,975)
Total stockholders' equity (deficit)           $7,595,341         $(5,258,775)


See note 5 (c) for a further discussion of this matter.

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

In July 2001, the Company and Elan International Services, Ltd. ("EIS") formed a joint venture in Bermuda, SafeScience Newco, for the purpose of furthering the development of the Company's drug candidate, GCS-100, in the field of oncology (see Note 3).

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

     (b) Stock, Stock Option, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

     . Series A redeemable, convertible, exchangeable preferred stock, 7,500 shares authorized; 4,944.44 shares issued and outstanding as of June 30, 2002 and December 31, 2001 (liquidation value $12,854,116 and $12,419,273, respectively).

     .    Series B convertible preferred stock, 10,000 authorized; 1,462.55 and
          862.71 shares issued and outstanding as of June 30, 2002 and December 31, 2001 (liquidation value $2,548,057 and $1,466,601, respectively).

     . Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of June 30, 2002 and December 31, 2001.

The Company has authorized 200,000,000 shares of common stock, $0.01 par value. At June 30, 2002 and December 31, 2001, there were 37,220,449 and 33,568,952 shares issued and outstanding.

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

     (c) Preferred Stock

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

On April 16, 2002, the Company and EIS, the holder of the outstanding shares of Series A, B and C preferred stock, amended the original terms of the preferred stock. As a result of this amendment, the Company has reclassified the Series B and C preferred stock to permanent equity as of April 16, 2002.

The Series A preferred stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco held by the Company which, if exchanged, would give EIS ownership of 50% of the combined common and preferred stock of SafeScience Newco. Because the exchange feature allows the Series A preferred stock to be redeemed for the Company's preferred stock investment in SafeScience Newco, the Series A preferred stock is presented outside of stockholders' equity (deficit). Its carrying value equals the fair value at the date of issuance increased for accreted dividends. Future adjustments to the Series A preferred stock value recorded outside of the Company's stockholders' equity (deficit) may be necessary. If the fair value of the Company's preferred stock investment in SafeScience Newco exceeds the aforementioned carrying value of the Series A preferred shares, the Company will increase the value of the Series A preferred stock recorded outside of permanent equity by such excess amount. The Company will recognize subsequent increases or decreases in the value of the Series A preferred shares recorded outside of permanent equity; however, decreases will be limited to amounts previously recorded as increases so as not to reduce the carrying amount of the Series A preferred shares below the original carrying value plus all accreted dividends.

                               GLYCOGENESYS, INC.
                      (formerly known as SafeScience, Inc.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

Each share is convertible at any time after July 11, 2003 into 1,000 GlycoGenesys common shares at a conversion value of $2.43 subject to anti-dilution adjustments. If the Series A preferred stock is outstanding as of July 11, 2007, the Company will redeem the Series A preferred stock and accrued dividends, at its option, for either cash or by issuance of common stock or common stock and warrants with an aggregate fair value equal to the redemption price at that date.

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

     Our potential products or business activities could be determined to infringe intellectual rights of third parties despite our issued patents. Any claims against us or any purchaser or user of our potential products, including GCS-100, asserting that such product or process infringes intellectual property rights of third parties, if determined adversely to us could have a material effect on our business, financial condition or future operations. Any asserted claims of infringement, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim is successful against us and we cannot obtain a license to the relevant technology on acceptable terms, license a substitutetechnology or redesign our products to avoid infringement, our business, financial condition and operating results would be materially adversely affected.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has been below $1.00 for a thirty day period. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we have until January 21, 2003 to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. Our net tangible assets and equity (deficit) are approximately $(5.3) million as of June 30, 2002. On June 30, 2002, our market capitalization was greater than $35 million. However, in light of the recent declines in our stock price, our market capitalization has been below $35 million since July 1, 2002.

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

Dated this 31st day of October 2002.

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


     BY: /s/ Patrick J. Joyce
         -----------------------------------------------------
          Patrick J. Joyce, Controller, Principal Accounting Officer

                                  CERTIFICATION

I, Bradley J. Carver, certify that:


     1. I have reviewed this quarterly report on Form 10-Q/A of GlycoGenesys, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            Date:  October 31, 2002


                                 By: /s/ Bradley J. Carver
                                     ----------------------------------------
                                 Name:  Bradley J. Carver
                                 Title: Chief Executive Officer and President

                                  CERTIFICATION

I, John W. Burns, certify that:


     4. I have reviewed this quarterly report on Form 10-Q/A of GlycoGenesys, Inc.

     5. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     6. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

            Date:  October 31, 2002


                        By: /s/ John W. Burns
                            ----------------------------------------------------
                        Name: John W. Burns
                        Title: Senior Vice President and Chief Financial Officer