Form 10-Q
period 2002-09-30
GLYCOGENESYS  INC
filed 2002-11-19
CIK 946661

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from:                                  to

Commission file number 0-26476

GLYCOGENESYS, INC.
(Exact name of Registrant as specified in its charter.)

Nevada	33-0231238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Park Square Building
31 St. James Avenue, 8th Floor
Boston, Massachusetts 02116
(Address of principal executive offices, including zip code.)

(617) 422-0674
Registrant’s telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at November 15, 2002 was 37,251,457shares.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
(Unaudited)

	September 30, 2002	December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$6,843,814	$7,977,910
Due from SafeScience Newco, Ltd.	18,842	177,646
Prepaid expenses and other current assets	381,545	271,899

Total current assets	7,244,201	8,427,455

PROPERTY AND EQUIPMENT, AT COST:
Computer, office and laboratory equipment	633,109	469,253
Furniture and fixtures	289,958	284,748
Motor vehicles	25,026	25,026

	948,093	779,027
Less-accumulated depreciation	(542,785)	(437,844)

	405,308	341,183

OTHER ASSETS:
Restricted cash	108,128	108,128
Other	81,703	79,831

Total other assets	189,831	187,959

Total assets	$7,839,340	$8,956,597

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	September 30,	December 31,
	2002	2001
CURRENT LIABILITIES:
Accounts payable	$781,630	$1,094,872
Accrued liabilities	297,176	1,370,364
Net liabilities of discontinued operations	260,094	326,780

Total current liabilities	1,338,900	2,792,016

Series A redeemable convertible exchangeable preferred stock (Note 5c)	13,080,961	12,419,273
Series B and C convertible preferred stock (Note 5c)	—	2,672,554
Commitments and contingencies

STOCKHOLDERS’ (DEFICIT):
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Series A convertible, exchangeable preferred stock, 7,500 authorized;
4,944.44 shares issued and outstanding as of September 30, 2002 and
December 31, 2001, respectively (liquidation value $13,080,961 and
$12,419,273, respectively)	—	—
Series B convertible preferred stock, 10,000 authorized;
2,294.68 and 862.71 shares issued and outstanding as of September 30,
2002 and December 31, 2001, respectively (liquidation value
$4,020,377 and $1,466,601), respectively)	23	—
Series C convertible preferred stock, 1,117 authorized;
1,116.79 shares issued and outstanding as of both September 30, 2002 and
December 31, 2001	11	—
Common stock	372,515	335,690
Additional paid-in capital	70,128,495	60,100,645
Note receivable from former officer—issuance of common stock	(2,675,000)	(2,675,000)
Accumulated deficit	(74,406,565)	(66,688,581)

Total stockholders’ (deficit)	(6,580,521)	(8,927,246)

Total liabilities and stockholders’ equity (deficit)	$7,839,340	$8,956,597

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
OPERATING EXPENSES:
Research and development	$302,924	$438,441	$1,492,086	$3,165,073
General and administrative	1,021,148	787,783	2,874,346	3,170,826
Restructuring charge (credit) (Note 3)	—	—	—	(182,625)

Operating loss	(1,324,072)	(1,226,224)	(4,366,432)	(6,153,274)

OTHER (EXPENSE) INCOME:
Equity in Loss of SafeScience Newco, Ltd.	(1,204,927)	(13,145,604)	(3,437,042)	(13,145,604)
Other (expense) income	4,371	(6,550)	5,580	(31,330)
Interest income	22,039	20,310	79,910	50,247

Total other (expense) income	(1,178,517)	(13,131,844)	(3,351,552)	(13,126,687)

Loss from continuing operations	(2,502,589)	(14,358,068)	(7,717,984)	(19,279,961)
Loss from discontinued operations	—	—	—	(244,229)

Net loss before preferred stock dividend	(2,502,589)	(14,358,068)	(7,717,984)	(19,524,190)
Accretion of preferred stock dividend	(284,504)	(188,948)	(781,063)	(188,948)

Net loss applicable to common stock	$(2,787,093)	$(14,547,016)	$(8,499,047)	$(19,713,138)

Basic and diluted loss per common stock from continuing operations	$(0.07)	$(0.50)	$(0.23)	$(0.73)
Basic and diluted loss per common stock from discontinued operations	—	—	—	(0.01)

Basic and diluted net loss per common stock	$(0.07)	$(0.50)	$(0.23)	$(0.74)

Weighted average number of common shares outstanding	37,240,785	28,860,822	37,094,302	26,595,151

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(7,717,984)	$(19,524,190)
Adjustments to reconcile net loss to net cash
used in operating activities:
Operating expenses paid in common
stock, options and warrants	42,833	701,421
Amortization of value of warrants issued for license	545,457	—
Non-cash compensation	—	369,452
Equity in loss of SafeScience Newco, Ltd.	3,437,042	13,145,604
Depreciation and amortization	104,941	103,678
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	(835,710)	(1,421,490)
Prepaid expenses and other current assets	(109,646)	(25,922)
Accounts payable	(313,242)	(246,974)
Accrued liabilities	(1,073,188)	(433,759)
Net liabilities of discontinued operations	(66,686)	(832,362)

Net cash used in operating and discontinued activities	(5,986,182)	(7,890,155)

Cash flows from investing activities:
Purchase of property and equipment	(169,066)	(11,173)
Deposits	(1,872)	189,650
Loans to related parties	—	128,659

Net cash (used in) provided by investing activities	(170,938)	307,136

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	5,237,039	7,863,300
Proceeds from exercise of warrants and stock options	6,655	—
Issuance cost on Series B preferred stock	(220,670)	—

Net cash provided by financing activities	5,023,024	7,863,300

Net increase (decrease) in cash and cash equivalents	(1,134,096)	280,281
Cash and cash equivalents, beginning balance	7,977,910	2,547,353

Cash and cash equivalents, ending balance	$6,843,814	$2,827,634

Supplemental disclosure of non-cash financing activities:
Purchase of common and preferred stock of SafeScience Newco	—	$12,015,000
Reclassification of Series B and C preferred stock	$2,672,554	—
Series A preferred stock issued for investment in SafeScience Newco, Ltd.	—	$12,015,000
Issuance of common stock upon exercise of adjustable warrant	—	866,216
Series B preferred stock issued for expenses in joint venture	$2,434,360	—
Dividends accreted on Series A and Series B preferred stock	$781,063	$188,948
Supplemental disclosure of cash flow information:
Cash paid for interest	—	$20,099

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

(1)    Basis of Presentation

The accompanying unaudited consolidated financial statements of GlycoGenesys, Inc. (formerly SafeScience, Inc.) and its subsidiaries (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K/A.

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

In July 2001, the Company and Elan International Services, Ltd. (“EIS”) formed a joint venture in Bermuda, SafeScience Newco, Ltd. (“SafeScience Newco”), for the purpose of furthering the development of the Company’s drug candidate, GCS-100, in the field of oncology (see Note 3).

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

As of September 30, 2002, the Company has an accumulated deficit of $74,406,565 . Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $5,905,301 at September 30, 2002. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through the second quarter of 2003. The Company intends to raise additional capital through equity financings to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. Through September 30, 2002, the Company has been successful in raising $59,965,620 from the sales of equity securities.

Pursuant to an agreement with EIS, as of September 30, 2002, EIS may acquire up to approximately $5.7 million of additional Series B preferred stock from the Company and may directly contribute up to approximately $1.4 million of additional funds directly to SafeScience Newco, in both cases to fund additional expenses which may be incurred by SafeScience Newco in the development of GCS-100. However, the Company will not receive additional reimbursement of R&D expenses from SafeScience Newco, and EIS will not contribute additional capital to SafeScience Newco nor acquire additional shares of Series B preferred stock, unless the Company agrees with EIS on a quarterly basis on the business plan for SafeScience Newco. On June 10, 2002, Elan Corporation, plc (“Elan”) issued a press release announcing a plan to streamline its operations into three core areas: neurology, pain management and autoimmune disease. The release stated that its joint ventures that focus on products outside of these three core therapeutic areas will be evaluated on an ongoing basis for further investment and eventual outlicensing to marketing partners. As a result, we believe EIS will not provide most of the funds available to SafeScience Newco or acquire most of the additional shares of Series B preferred stock from the Company under the agreement. Any reduction in such funding to SafeScience Newco will not affect the amount of funding committed through August 31, 2002 (19.9% of the joint venture’s losses) for payment of amounts due from SafeScience Newco. On August 15, 2002, EIS acquired 832.1245 additional shares, or approximately $1.4 million, of Series B preferred stock and contributed approximately $0.35 million directly to SafeScience Newco from which the Company was reimbursed approximately $1.7 million for R&D and other expenses incurred on behalf of SafeScience Newco for the period February through May 2002.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of November 18, 2002, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management may prioritize research activities to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

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

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

(3)    Joint Venture with Elan International Services, Ltd. (“EIS”)

SafeScience Newco was formed by issuing voting common shares of SafeScience Newco (“Newco common shares”) and non-voting non-redeemable convertible preferred shares of SafeScience Newco (“Newco preferred shares”) valued at $15,000,000 to the Company and EIS. The Company owns 100% of the outstanding Newco common shares, which represents 100% of the outstanding voting shares of SafeScience Newco. The Newco preferred shares are non-voting and are convertible, at the option of the holder thereof, into voting Newco common shares at any time after July 10, 2003. While EIS currently does not own any Newco common shares and is unable to convert any of its Newco preferred shares into Newco common shares until July 10, 2003, it has retained significant minority investor rights that the Company considers to be “participating rights” as defined in EITF Issue 96-16 “Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. EIS’s participating rights prevent the Company from exercising sole control over SafeScience Newco. Accordingly, the Company has not consolidated the financial statements of SafeScience Newco but instead accounts for its investment in SafeScience Newco using the equity method.

Subject to the approval by the Company and EIS on a quarterly basis to the business plan of SafeScience Newco, the Company has agreed to provide additional funding to SafeScience Newco as needed in relation to its 80.1% ownership interest in SafeScience Newco. EIS has agreed to provide the remaining 19.9% through August 2002, and accordingly, the Company has recorded 100% of the September costs incurred by SafeScience Newco in its Equity in Loss of SafeScience Newco. To the extent such funding is provided, EIS has agreed to acquire shares of the Company’s Series B preferred stock, at the option of the Company, to provide the Company with funds for its pro rata share of development funding for SafeScience Newco, of which approximately $3.9 million has been funded through September 30, 2002 (see Note 2).

The Company performed research for SafeScience Newco and incurred research expenses of $3,636,953 on behalf of SafeScience Newco during the period January 1, 2002 through September 30, 2002. In addition, management fees and other direct expenses billed to SafeScience Newco totaled $161,698 during this period. The Company’s 80.1% share through August 31, 2002 and 100% share in September 2002 of SafeScience Newco’s ongoing operating expenses for the three and nine months ended September 30, 2002 was $1,204,927 and $3,437,042, respectively, and is recorded as Equity in Loss of SafeScience Newco, Ltd. in the Company’s consolidated statements of operations. As of September 30, 2002, the Company has a receivable from SafeScience Newco of $18,842. This receivable represents EIS’ share of research and development expenses paid for by the Company on behalf of SafeScience Newco through September 30, 2002.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

SafeScience Newco incurred a net loss of $1,369,467 and $4,182,827 for the three and nine-month period ended September 30, 2002, respectively.

(4)  Net Loss Per Common Stock

The Company applies Statement of Financial Accounting Standards Statement (“SFAS”) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three and nine month periods ended September 30, 2002 and 2001 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive. At September 30, 2002 and 2001, there are 11,164,320 and 5,676,508 warrants outstanding, respectively, with a weighted average exercise price of $2.27 and $2.78, respectively, and 1,528,589 and 1,134,642 stock options outstanding, respectively, with a weighted average exercise price of $2.62 and $5.60, respectively, which were omitted from the net loss per common stock calculations, and 8,335,921 and 6,923,945, respectively, issuable upon conversion of outstanding shares of preferred stock.

(5)  EQUITY

(a)  Private Placement Offerings

On August 15, 2002, the Company issued 832.1245 additional shares of Series B preferred stock to EIS for net proceeds of approximately $1.3 million.

(b)  Stock, Stock Option, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

—
Series A redeemable, convertible, exchangeable preferred stock, 7,500 shares authorized; 4,944.44 shares issued and outstanding as of September 30, 2002 and December 31, 2001 (liquidation value $13,080,961 and $12,419,273, respectively).

—
Series B convertible preferred stock, 10,000 authorized; 2,294.68 and 862.71 shares issued and outstanding as of September 30, 2002 and December 31, 2001 (liquidation value $4,020,377 and $1,466,601, respectively).

—	Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of both September 30, 2002 and December 31, 2001.

The Company has authorized 200,000,000 shares of common stock, $0.01 par value. At September 30, 2002 and December 31, 2001, there were 37,251,457 and 33,568,952 shares issued and outstanding.

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company’s Board of Directors. During the nine months ended September 30, 2002 and 2001, the Company issued 122,038 and 197,248 shares of common stock, respectively, to various employees, a former employee and consultants as compensation for services rendered or for licensing fees and recorded charges to operations of $42,833 and $96,093 relating to those issuances of common stock.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

During the nine months ended September 30, 2002, the Company granted options to purchase 693,500 shares of common stock at a weighted average exercise price of $1.59 per share to employees. Options to purchase 16,100 shares were exercised generating proceeds of $2,497.

During the nine months ended September 30, 2002, the Company issued warrants to purchase 3,352,869 shares of common stock to investors and advisors at a weighted average price of $1.65.

Total non-cash compensation expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the nine months ended September 30, 2002 and 2001 amounted to $588,291 and $1,205,985, respectively.

(c)  Classification of Preferred Stock

Prior to April 16, 2002, the Company’s Series A, B and C preferred stock contained provisions for redemption in cash in the event that a change in control of the Company were to occur without prior approval by the Board of Directors. In July 2001, the Securities and Exchange Commission issued an SEC Staff announcement which was codified as EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities”, which required that certain equity instruments that have liquidation features similar to redemption features be reclassified to temporary equity. This announcement was applied in the Company’s fourth quarter of 2001, by reclassifying the outstanding shares of preferred stock to temporary equity.

On April 16, 2002, the Company and EIS, the holder of the outstanding shares of Series A, B and C preferred stock, amended the original terms of the preferred stock. As a result of this amendment, the Company has reclassified the Series B and C preferred stock to permanent equity as of April 16, 2002.

The Series A preferred stock is exchangeable at the option of EIS at any time for all of the preferred stock of SafeScience Newco held by the Company which, if exchanged, would give EIS ownership of 50% of the combined common and preferred stock of SafeScience Newco. Because the exchange feature allows the Series A preferred stock to be redeemed for the Company’s preferred stock investment in SafeScience Newco, the Series A preferred stock is presented outside of stockholders’ equity (deficit). Its carrying value equals the fair market value at the date of issuance increased for accreted dividends. Future adjustments to the Series A preferred stock value recorded outside of the Company’s stockholders’ equity (deficit) may be necessary. If the fair value of the Company’s preferred stock investment in SafeScience Newco exceeds the aforementioned carrying value of the Series A preferred shares, the Company will increase the value of the Series A preferred stock recorded outside of permanent equity by such excess amount. The Company will recognize subsequent increases or decreases in the value of the Series A preferred shares recorded outside of permanent equity; however, decreases will be limited to amounts previously recorded as increases so as not to reduce the carrying amount of the Series A preferred shares below the original carrying value plus all accreted dividends.

GLYCOGENESYS, INC.
(formerly known as SafeScience, Inc.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Each share is convertible at any time after July 11, 2003 into 1,000 GlycoGenesys common shares at a conversion value of $2.43 subject to anti-dilution adjustments. If the Series A preferred stock is outstanding as of July 11, 2007, the Company will redeem the Series A preferred stock and accreted dividends, at its option, for either cash or by issuance of common stock or common stock and warrants with an aggregate fair value equal to the redemption price at that date.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. The Company’s actual results may differ materially from the results anticipated in the forward-looking statements. See “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein for a discussion of factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation to update or revise the information provided in this report to reflect future events.

Overview

GlycoGenesys, Inc. is a biotechnology company that develops novel pharmaceutical products based on carbohydrate compounds and related technologies. Our lead drug candidate GCS-100 (formerly known as GBC-590), a potential treatment for multiple forms of cancer, completed Phase II(a) clinical trials for pancreatic cancer in April 2002 and completed Phase II(a) clinical trials for colorectal cancer in March 2001. We began a Phase I dose escalation trial to include colorectal and other types of cancer patients in February 2002. In July 2001, we formed a joint venture, SafeScience Newco, Ltd., with Elan International Services, Ltd. (“EIS”) to advance GCS-100 in the field of oncology.

While we are also developing two agricultural products (Elexa, a registered trademark of ours and Bb447), we continue to seek strategic alternatives, including the sale, of our agricultural products business area. Our near term objective is to continue to proceed through the various phases of clinical trials for GCS-100.

Our business was founded in 1992 as IGG International, Inc. to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, we merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 we changed our name to SafeScience, Inc. and more recently in October 2001 we changed our name to GlycoGenesys, Inc.

We conduct our business through two wholly-owned subsidiaries, International Gene Group, Inc. and SafeScience Products, Inc.

International Gene Group, Inc. (“IGGI”) develops human therapeutics. IGGI has been focused on developing GCS-100, a complex carbohydrate intended to fight cancerous tumors and metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute.

Historically, SafeScience Products, Inc. developed agriculture products and developed, marketed, and distributed chemically safe consumer and commercial products.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2001. The accounting policies used in preparing our interim consolidated financial statements for the nine months ended September 30, 2002 are the same as those described in our Annual Report on Form 10-K/A.

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

Results of Operations: Three months ended September 30, 2002 versus September 30, 2001

We had a net loss of approximately $2,787,000 for the three months ended September 30, 2002 versus a net loss of approximately $14,547,000 for the three months ended September 30, 2001. The net loss for the three months ended September 30, 2002 and 2001 included charges in the amounts of approximately $1,204,000 and $13,146,000, respectively, to recognize our 80.1% equity share in the loss of SafeScience Newco, Ltd. (“SafeScience Newco”), our joint venture with Elan.

In July 2001, we transferred our rights to GCS-100 in the field of oncology to SafeScience Newco. Accordingly, our total research and development expenses for the three months ended September 30, 2002 are included in two lines in the Consolidated Statements of Operations: (1) Research and Development (“R&D”), and (2) Equity in Loss of SafeScience Newco, Ltd. On this basis, total research and development expenses decreased to approximately $1,468,000 for the three months ended September 30, 2002 from approximately $13,527,000 for the three months ended September 30, 2001, a decrease of approximately $12,064,000, or 89%.

Research and development expenses specifically related to the development of GCS-100 during the three months ended September 30, 2002 were $1,377,187, consisting of $1,183,409 of expenses incurred by the Company and $193,778 incurred by Elan, of which $1,164,682 is recorded in “Equity in Loss of SafeScience Newco” and $212,505 is recorded in “Research and Development”. Total GCS-100 development expenses of $1,377,187 represent a decrease of $12,059,739, or 90%, from the $13,432,392 of expenses during the three months ended September 30, 2001. This decrease is primarily attributable to the expense incurred in conjunction with the license fee paid to Elan by SafeScience Newco Ltd. in the amount of $15,000,000, 80.1% of which was included in Equity in Loss of SafeScience Newco Ltd. during the three months ended September 30, 2001. Other decreases include reductions of approximately $263,000 in expenses for sponsored research performed by MIT, approximately $250,000 in license fees paid to Wayne State University, approximately $121,000 in GCS-100 production expense and approximately $91,000 in non-cash compensation related to warrants granted to Wayne State University as compensation for a license, partially offset by increases in clinical, professional and consulting services of approximately $256,000, a reduction in the billings to SafeScience Newco of approximately $254,000 and staffing related expenses of approximately $108,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, increased $38,894, or 75.5%, to $90,418 for the three months ended September 30, 2002 from $51,524 for the three months ended September 30, 2001 due to recent testing and production of Elexa-4 and studies on Bb-447. We expect future expenditures related to our agricultural compounds to be commensurate with current levels.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $100,000-$250,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses increased to $1,021,148 for the three months ended September 30, 2002 from $787,783 for the three months ended September 30, 2001, an increase of $233,365, or 29.6%. This increase is primarily attributable to increases in payroll of approximately $125,000, consulting expense of approximately $97,000, professional fees of approximately $73,000, lower billings to SafeScience Newco Ltd. of approximately $15,000 and office expenses of approximately $8,000, partially offset by decreased legal fees of approximately $37,000, recruiting expenses of approximately $26,000 and public relations expense of approximately $18,000.

Interest income increased to $22,039 for the three months ended September 30, 2002 from $20,310 for the three months ended September 30, 2001, an increase of $1,729, or 8.5%. This increase is attributable to an increase in cash available for temporary investment.

Equity in Loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the two months ended August 31, 2002 and 100% of the losses of SafeScience Newco, Ltd. for the month ended September 30, 2002. Substantially all of SafeScience Newco’s expenses related to research and development.

Results of Operations: Nine months ended September 30, 2002 versus September 30, 2001

We had a net loss of $8,499,047 for the nine months ended September 30, 2002 versus a net loss of $19,713,138 for the nine months ended September 30, 2001. The net loss for the nine months ended September 30, 2002 included a charge in the amount of approximately $3,437,000 and $13,146,000, respectively, to recognize our 80.1% equity share in the loss of SafeScience Newco.

Total research and development expenses, including our 80.1% equity share in the loss of SafeScience Newco, decreased to $4,784,487 for the nine months ended September 30, 2002 from $16,253,977 for the nine months ended September 30, 2001, a decrease of $11,469,490, or 71.0%. Expenses associated with the development of GCS-100 decreased approximately $11,426,000, and agriculture related expenses decreased approximately $44,000.

Research and development expenses specifically related to the development of GCS-100 during the nine months ended September 30, 2002 were $4,547,157, consisting of $4,257,342 of expenses incurred by the Company and $289,815 of expenses incurred by Elan, of which $3,292,400 is recorded in “Equity in Loss of SafeScience Newco” and $1,254,757 is recorded in “Research and Development”. Total GCS-100 development expenses of $4,547,157 represents a decrease of $11,425,800, or 72%, from the $15,973,000 of expenses during the nine months ended September 30, 2001. This decrease is primarily attributable to the expense incurred in conjunction with the license fee paid to Elan by SafeScience Newco Ltd. in the amount of $15,000,000, 80.1% of which was included in Equity in Loss of SafeScience Newco Ltd. during the nine months ended September 30, 2001. Other decreases include reductions in expenses for warrants issued to Wayne State University of approximately $160,000, sponsored research of approximately $156,000, and production costs of GCS-100 of approximately $63,000, which were partially offset by increases in license fees paid to Wayne State University of approximately $202,000, and clinical, professional and consulting services of approximately $714,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, decreased $43,429, or 15.4%, to $237,688 for the nine months ended September 30, 2002 from $281,117 for the nine months ended September 30, 2001. We expect future expenditures to be commensurate with current levels.

General and administrative expenses decreased to $2,874,346 for the nine months ended September 30, 2002 from $3,170,826 for the nine months ended September 30, 2001, a decrease of $296,480, or 9.4%. This decrease is primarily attributable to reduced non-cash compensation costs of approximately $208,000 related to issuance of stock options to employees, expenses billed to SafeScience Newco, Ltd. of approximately $105,000 under the terms of the joint venture agreement, 80.1% of which is included in the “Equity in Loss of SafeScience Newco Ltd.”, legal fees of approximately $57,000, travel expenses of approximately $39,000, office expenses of approximately $39,000 and public relations of approximately $23,000, partially offset by increased professional fees of approximately $129,000, consulting expenses of approximately $47,000, and annual report costs of approximately $29,000.

Interest income increased to $79,910 for the nine months ended September 30, 2002 from $50,247 for the nine months ended September 30, 2001, an increase of $29,663, or 59.0%. This increase is attributable to an increase in cash available for temporary investment.

The Equity in Loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the eight months ended August 31, 2002 and 100% of the losses of SafeScience Newco, Ltd. for the month ended September 30, 2002. Substantially all of SafeScience Newco’s expenses related to research and development.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, our operations utilized cash of $5,986,182 primarily to fund our operating loss and the reduction of accounts payable and accrued liabilities. We also invested $169,066 in purchases of property and equipment. The uses of cash were offset by equity financings, which resulted in net proceeds of $5,023,024 to us during the nine months ended September 30, 2002. We intend to pursue additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of September 30, 2002, our accumulated deficit was $74,406,565 and as of November 18, 2002, our cash balances were $5,340,570.

In July 2001, we and EIS formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering development of our drug candidate, GCS-100, in the field of oncology. As of September 30, 2002, we could be reimbursed by SafeScience Newco, Ltd. for up to approximately $7.1 million of additional funds of which approximately $5.7 million could be funded by our issuance to EIS of Series B preferred stock and approximately $1.4 million of which could be funded directly by EIS to SafeScience Newco, Ltd. for expenses incurred in the development of GCS-100 pursuant to our agreement with EIS if we agree with Elan on a quarterly basis on the business plan for SafeScience Newco. Based on Elan’s June 10, 2002 press release stating its intention to focus on neurology, pain management and auto-immune disease, and our discussions with Elan regarding terminating the joint venture, we believe EIS will not fund most of the $7.1 million of additional funds.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements through the second quarter of 2003 consistent with prioritizing R&D expenditures. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of November 18, 2002, we have not obtained commitments from any existing or potential investors to provide additional financing. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activity to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce or curtail operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of September 30, 2002, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates which could positively or negatively affect results of operations. We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to decrease immediately and uniformly by 10% from levels that existed at September 30, 2002, the fair value of the portfolio would decline by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations more than nine years ago and began to generate revenue only in the second quarter of 1999. Through December 31, 2000, we generated only $2,723,000 from product sales. On February 23, 2001, we announced the discontinuation of our consumer and commercial product business from which all of our revenues to date have been generated. We do not expect to generate product revenue for several years, if at all. We will not generate funds unless we are able to sell our consumer and commercial and/or agricultural business areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical or agricultural products. Excluding dividends accreted to preferred stock, we have incurred approximately $73.2 million of losses since our inception, including approximately $22.7 million in the year ended December 31, 2001 and approximately $7.7 million for the nine months ended September 30, 2002. Extensive losses can be expected to continue for the foreseeable future.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements through the second quarter of 2003 consistent with prioritizing R&D expenditures. We intend to raise additional capital through the sale of equity securities.

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

IF ELAN AND WE AGREE TO TERMINATE OUR JOINT VENTURE, SAFESCIENCE NEWCO, LTD. WOULD NOT RECEIVE MOST OF THE CURRENTLY CONTEMPLATED RESEARCH FUNDS AND WE WOULD LIKELY SEEK A NEW DEVELOPMENT PARTNER.

On June 10, 2002, Elan issued a press release announcing a plan to streamline its operations into three core therapeutic areas: neurology, pain management and autoimmune disease. Elan stated that its joint ventures that focus on products outside of Elan’s three core therapeutic areas (such as oncology) will be evaluated on an ongoing basis for further investment and eventually outlicensing to marketing partners. As a result of our discussions regarding terminating our joint venture with Elan, we expect that SafeScience Newco, Ltd. will not receive most of the approximately $7.1 million of additional research funds currently contemplated under the agreements with EIS. If we and EIS terminate our joint venture, we intend to replace EIS with a new development partner. If we are unable to find a partner to replace EIS, we, and our ability to develop and commercialize GCS-100, would be materially harmed.

THE DEVELOPMENT OF GCS-100 IS NOT IN OUR EXCLUSIVE CONTROL AND IS JOINTLY DETERMINED WITH ELAN AND EIS.

We are currently developing GCS-100 through collaboration with Elan and EIS. SafeScience Newco, Ltd. is a company that we formed and currently jointly own with EIS to develop GCS-100 in the field of oncology. We own 80.1% and EIS owns 19.9% of SafeScience Newco, Ltd. Despite our majority ownership of SafeScience Newco, Ltd., we do not fully control the development activities regarding GCS-100, because we need consent of EIS for material development decisions regarding GCS-100. As a result, development of GCS-100 will depend on our ability to negotiate development issues with EIS.

OUR ECONOMIC INTEREST IN GCS-100 WILL BE REDUCED IF EIS EXERCISES ITS RIGHT TO ACQUIRE A 50% INTEREST IN SAFESCIENCE NEWCO, LTD.

EIS currently has the right to exchange our Series A convertible preferred stock it owns for all of the convertible preferred shares we own of SafeScience Newco, Ltd. at any time until July 10, 2007, which would give EIS a 50% ownership interest in SafeScience Newco, Ltd. If EIS exercises this right, our ownership in SafeScience Newco, Ltd. will be reduced to 50% from its current 80.1%, which would reduce our economic interest in GCS-100.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own, or exclusively license ten issued U.S. patents having expiration dates ranging from 2013 to 2018. Four of these ten issued patents relate directly to GCS-100. We own or exclusively license five foreign patents having expiration dates ranging from 2016 to 2017. Four of these five foreign patents relate directly to GCS-100. We own or exclusively license eight pending U.S. patent applications of which four directly relate to GCS-100 and 26 pending foreign patent applications, of which 16 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which would require additional patent protection. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We do not maintain our own laboratories, we employ four full-time scientific personnel and utilize the services of several scientific consultants. We contract out research and development operations, utilizing third party contract manufacturers, such as Elan Drug Delivery, Ltd., Formatech, Inc. and Sigma-Aldrich, to supply clinical grade material, Chromaceutical Advanced Technologies, Inc. for assay development and contract research organizations, such as ITR Laboratories Canada, Inc. and Beardsworth Consulting Group, Inc. to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as MIT. In addition, we employ several consultants to oversee various aspects of our protocol design, clinical trial oversight, manufacturing and other research and development functions. For our agricultural products, we utilize the University of California at Davis, among others, to conduct field trials, third party contract research organizations such as BioResearch and contract manufacturers such as AgFormulators.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs.

IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY, THE AGRICULTURAL AREA OF OUR BUSINESS WILL SUFFER.

Our focus is primarily pharmaceuticals and to a lesser extent agricultural products. Although we currently do not market any products, commercial sales of our proposed agricultural products will substantially depend upon the products’ efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant’s natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products may not be accepted, and even if accepted, we are unable to estimate the length of time it would take to gain such acceptance.

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

According to industry surveys there are approximately 402 new drug candidates in development to treat various types of cancer. This research is being conducted by 170 pharmaceutical and biotechnology companies and the National Cancer Institute. We have conducted two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer and the second enrolled patients with late stage prostate cancer. We also conducted two Phase II(a) clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. Published surveys indicate that, including GCS-100, approximately twenty-six drugs are in various stages of clinical trial development for pancreatic cancer and fifty-five drugs in various stages of clinical trial development for colorectal cancer. Our current clinical trial plan is to pursue pancreatic cancer as a lead indication and we are planning to conduct a Phase II/III trial program in 2003/2004.

There are approximately nine drugs currently having completed or in Phase III clinical trial development, ten drugs in Phase II and six drugs in Phase I for pancreatic cancer. Competitors may receive approval before us for competing pancreatic cancer drugs, including without limitation the following drugs which have completed Phase III trials: Imclone and Bristol Meyer’s Erbitux; Pharmacia’s Camptosar; Snaofi-Synthelabo’s tirapazamine; Aphton and Aventis Pasteur’s anti-gastrin therapeutic vaccine; Genentech’s Herceptin (already approved for breast cancer); MGI Pharma’s Irofulven; Supergens’ rubitecan; Janssen Pharmaceuticals’ R115777 and Lorus Therapeutics’ Virulizin. In addition, GCS-100, if it receives FDA approval, will face competition from existing cancer drugs approved for pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitoextra. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

Our competitors may:

•	successfully identify drug candidates or develop products earlier than we do;

•	obtain approvals from the FDA or foreign regulatory bodies more rapidly than we do;

•	develop products that are more effective, have fewer side effects or cost less than our products; or

•	successfully market products that may compete with our product candidates.

The success of our competitors in any of these efforts would adversely affect our ability to develop, commercialize and market our product candidates.

OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR PRODUCTS WOULD SEVERELY HARM OUR BUSINESS.

The Food and Drug Administration (“FDA”) regulates the manufacture, distribution and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA for any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

The investigation, manufacture and sale of agricultural products are subject to regulation by the Environmental Protection Agency (“EPA”), including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will be able to be commercially marketed for use either in the United States or other countries only by first obtaining the necessary approvals. While we hope to obtain regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all. We have received approval from the EPA, California and other states for Elexa 4%. We have received conditional approval from the EPA for Bb447.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. We may hire additional clinical operations personnel in the future. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ approximately 13 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J. Carver, our President, CEO and a director, and John W. Burns, our Senior Vice President and Chief Financial Officer would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of September 30, 2002, there are outstanding options to purchase 1,528,589 shares of common stock, at a weighted average exercise price of $2.62 per share and warrants to purchase 11,164,320 shares of common stock at a weighted average exercise price of $2.27 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of the purchasers of the current shareholders.

In July 2001, in connection with a business venture and financing transaction, we issued to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible exchangeable non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. In December 2001, May 2002 and August 2002, we sold 862.70647, 599.84706 and 832.1245 shares, respectively, of our Series B convertible non-voting preferred stock to EIS. Each share of our Series A preferred stock and Series C preferred stock is convertible after July 10, 2003 into 1,000 shares of our common stock, subject to anti-dilution provisions. Each share of our Series B preferred stock is presently convertible after December 31, 2003 into 1,000 shares of our common stock. The Series A preferred stock and the Series B preferred stock each bear a 7% dividend payable in Series A preferred stock and Series B preferred stock, respectively, which compounds annually. In January 2002, we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, a total of 9,334,793 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 25.1% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock. In addition, while we maintain our joint venture with EIS, we may elect to sell to EIS, subject to its agreement, up to an additional 3,359.440 shares of our Series B convertible non-voting preferred stock in the future at a price per share of $1,700. Upon conversion, a total of an additional 3,359,440 shares of common stock would be issued to EIS assuming the purchase of all the remaining Series B preferred stock, but not including any dividends to be issued on the Series B preferred stock. Thus, we could potentially issue a total of 12,694,233 shares of our common stock to EIS, assuming the exercise of all warrants and conversion of all Series A, Series B and Series C preferred stock outstanding or that may be sold to EIS in the future, but excluding any dividends to be issued on the Series A and Series B preferred stock. This amount of shares represents 34.1% of our currently outstanding common stock.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK MAY DECLINE AND THE LIQUIDITY OF AN INVESTMENT IN OUR SECURITIES WOULD DECREASE.

Our common stock could be delisted from The Nasdaq Stock Market for the following reasons:

•	if the bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days; or

•	if our market capitalization falls below $35 million and we have less than $2,500,000 in equity; or

•	if the value of our common stock held by our stockholders (other than our directors, executive officers and 10% stockholders) is less than $1,000,000.

There are other quantitative and qualitative criteria of the Nasdaq SmallCap Market which if violated could lead to delisting of our common stock.

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has been below $1.00 since June 10, 2002. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we have until January 21, 2003 to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. Further, in light of the recent declines in our stock price, our market capitalization has been below $35 million since July 1, 2002. Our net tangible assets and equity are approximately $(6.6) million as of September 30, 2002. However, if we and EIS agreed to cancel the exchange feature of our Series A preferred stock, we would expect to reclassify our Series A preferred stock into permanent equity, increasing our equity by approximately $13.1 million.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the “pink sheets.” In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers be accredited investors which would reduce the number of investors that could purchase our shares. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

Approximately 23,832,660 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The Company has filed a registration statement on Form S-3, which is not yet effective, with respect to 7,919,797 outstanding shares of the approximately 23,832,660 restricted securities, as well as with respect to shares issuable upon the exercise of warrants. In addition, the Company has seven S-3 Registration Statements which are currently effective.

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

BECAUSE OUR MANAGEMENT COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 9.7% collectively of the currently outstanding shares of common stock. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholders’ meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting, but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates will own approximately 18.6% of the currently outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 39.7% of the currently outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This percentage would increase if we were to sell additional shares of our Series B preferred stock to EIS. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending September 30, 2002, our common stock has traded at prices ranging from $0.41 to $2.43 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotech and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 4.   DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:    Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 15, 2002, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to GlycoGenesys, Inc., including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls:    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended September 30, 2002.

On August 15, 2002, the Company issued 832.1245 shares of Series B preferred stock to EIS for $1,414,612. Net proceeds of the sale were $1,296,056. The Series B preferred stock is convertible into common stock after December 31, 2003 at a conversion price of $1.70, subject to anti-dilution adjustments. These securities were sold in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibits

10.1    Employment Agreement between Bradley J. Carver and the Company, dated as of September 12, 2002 and effective as of June 30, 2002.

10.2    Employment Agreement between John W. Burns and the Company, dated as of September 12, 2002.

10.3    Employment Letter between William O. Fabbri and the Company, dated July 1, 2002, as amended.

99.1    Section 906 Certification

(b)  Reports on Form 8-K.

On August 19, 2002, the Company filed a Current Report on Form 8-K to attach the certification of the Company’s Chief Executive Office and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 which was transmitted to the Securities and Exchange Commission in correspondence accompanying the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

On September 24, 2002, the Company filed a Current Report on Form 8-K to report the issuance of press releases on September 18, 2002 to announce Dr. Jean Nichols joining the Company as Interim Chief Scientific Officer and Dr. Mark Staples joining the Company as Vice President of Development and Manufacturing as well as the departure of Dr. Chris Szustkiewicz, Senior Vice President, Operations and Development and on September 24, 2002 to announce the appointment of Michael E. Hanson to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 19th day of November 2002.

GLYCOGENESYS, INC. (the “Registrant”)

BY:	/s/ Bradley J. Carver
Bradley J. Carver, CEO, President, Treasurer, and a member of the Board of Directors

BY:	/s/ John W. Burns
John W. Burns, Senior Vice President, CFO & Secretary and a member of the Board Directors

BY:	/s/ Patrick J. Joyce
Patrick J. Joyce, Controller, Principal Accounting Officer

Section 302 Certification

I, Bradley J. Carver, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of GlycoGenesys, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By: /s/  Bradley J. Carver
Bradley J. Carver
CEO, President, Treasurer, and a member of the Board of Directors

Section 302 Certification

I, John W. Burns, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of GlycoGenesys, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

By: /s/  John W. Burns

John W. Burns
Senior Vice President, CFO & Secretary and a member of the Board of Directors