Form 10-K/A
period 2001-12-31
GLYCOGENESYS  INC
filed 2002-12-18
CIK 946661

FORM 10-K/A
                                (Amendment No. 3)
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.
                         Commission file number 0-26476
                               GLYCOGENESYS, INC.
               (Exact name of Company as specified in its charter)

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

                                EXPLANATORY NOTE

         This Amendment No. 3 of the Company's Annual Report on Form 10-K/A reflects the issuance of the audit report for SafeScience Newco, Ltd. by Deloitte & Touche LLP. Such audit report had previously been issued by Deloitte & Touche (Hamilton, Bermuda).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Documents filed as part of this report:

   1) The following financial statements of GlycoGenesys, Inc. are contained in
      Item 8 of Part II of the Company's Form 10-K/A filed on May 30, 2002:

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

      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

      Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

      Notes to Consolidated Financial Statements

   2) The following financial statement schedules are filed as part of this Amendment No. 3:

      Financial statements of SafeScience Newco, Ltd. and Report of Independent Auditors--Deloitte & Touche LLP

      Otherfinancial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

Independent Auditors' Report

To the Board of Directors and Stockholders of SafeScience Newco, Ltd.:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and the results of its operations and its cash flows for the period from inception (July 10, 2001) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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


May 29, 2002, except for Note 6, as to which the date is December 18, 2002

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

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
 Notes to Financial Statements (including data applicable to unaudited periods)
                                December 31, 2001

(1) Operations

On July 10, 2001, GlycoGenesys, Inc. (GlycoGenesys, formerly known as SafeScience, Inc.) and Elan Corporation, plc ("Elan") and EIS International Services Ltd. ("EIS"), formed SafeScience Newco Ltd. ("SafeScience Newco") an exempted Company incorporated in Bermuda. SafeScience Newco is owned by GlycoGenesys and EIS holding 80.1% and 19.9% fully-diluted interests, respectively (see Note 6). GlycoGenesys and EIS own 100% and 0% of the common stock and 60.2% and 39.8% of the preferred stock of SafeScience Newco, respectively. The primary objective of SafeScience Newco is the business of development, testing, registration, manufacturing, commercialization and licensing of GCS-100 as defined in the Subscription, Joint Development and Operating Agreement dated July 10, 2001 between EIS and GlycoGenesys.

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

Upon continued agreement of a business plan, and once agreement has been reached on funding, GlycoGenesys and EIS contribute to SafeScience Newco in relation to their relative fully-diluted ownership interests (see Notes 5 and 6). In July 2001, GlycoGenesys entered into an $9,612,000 stock subscription agreement (the "Securities Purchase Agreement") with EIS. The stock purchases under the Securities Purchase Agreement are restricted for GlycoGenesys's funding of SafeScience Newco. As of December 31, 2001 there had been 862.71 shares purchased under the Securities Purchase Agreement.

              SAFESCIENCE NEWCO, LTD. (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                   (continued)

SafeScience Newco is in the development stage and is devoting substantially all of its efforts toward product research and development. SafeScience Newco is subject to a number of risks similar to those of other development stage companies. Principal among these risks are the dependence on key individuals, the need to develop commercially usable products, competition from substitute products and larger companies, and the need to obtain adequate financing necessary from GlycoGenesys and EIS to fund further product development (see
Note 6).

The Company incurred a net loss of $17.7 million for the period from inception through December 31, 2001 and had an accumulated deficit of $882,483 as of December 31, 2001. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities. As discussed above and in Note 6, future funding is subject to continued agreement of a business plan by the Company's owners. In the event funding is not obtained, the Company may be required to curtail operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

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

(6) Subsequent events

On December 18, 2002, GlycoGenesys, Elan, EIS and SafeScience Newco entered into an agreement which terminated the joint venture relationship between GlycoGenesys and EIS. Under the terms of the termination agreement, all joint venture agreements have been terminated and GlycoGenesys has regained all intellectual property rights to GCS-100. In addition, GlycoGenesys has acquired EIS's 19.9% interest in SafeScience Newco and now owns 100% of the outstanding capital stock of SafeScience Newco. EIS is eligible to receive a royalty on certain future revenues related to GCS-100.

As discussed in Note 1, SafeScience Newco 's future is dependent upon its ability to obtain financing to fund its operations. SafeScience Newco has not obtained commitments from any existing or potential investors to provide additional financing. In the event additional financing is not obtained, SafeScience Newco may be required to curtail operations.

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

The following documents are an exhibit hereto:

10.1 Employment Agreement between GlycoGenesys, inc. and Chris Szustkiewicz, Ph.D. Dated March 18, 2002, as amended on March 22, 2002.*
23.1       Consent of Arthur Andersen LLP**
23.2       Consent of Deloitte & Touche LLP**
23.3       Consent of Deloitte & Touche LLP
99.1       Audit Committee Report and Audit Fees**
99.2       Section 906 Certification

--------------
* Previously filed on Annual Report of Form 10-K filed with the Securities and Exchange Commission on April 16, 2002
** Previously filed on Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 18th day of December 2002.

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

                                 BY:

                                        /s/ Bradley J. Carver
                                        Bradley J. Carver, President and
                                        Treasurer

                                        /s/ John W. Burns
                                        John W. Burns, Senior Vice President,
                                        Chief Financial Officer and Secretary

                                        /s/ Patrick J. Joyce
                                        Patrick J. Joyce, Principal Accounting
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signatures                          Title                          Date

/s/ Bradley J. Carver      President, Treasurer and
Bradley J. Carver          a member of the Board
                           of Directors                     December 18, 2002

/s/ John W. Burns          SVP, CFO, Secretary              December 18, 2002
John W. Burns              and Director

/s/ Patrick J. Joyce       Principal Accounting Officer     December 18, 2002
Patrick J. Joyce

/s/ David W. Dube
David W. Dube              Director                         December 18, 2002

/s/ Theodore J. Host
Theodore J. Host           Director                         December 18, 2002

/s/ Michael E. Hanson
Michael E. Hanson          Director                         December 18, 2002

/s/ Brian G. R. Hughes
Brian G. R. Hughes         Chairman of the
                           Board of Directors               December 18, 2002

                                  CERTIFICATION

I, Bradley J. Carver, certify that:


     1. I have reviewed this annual report on Form 10-K/A of GlycoGenesys, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

            Date:  December 18, 2002


                                 By: /s/ Bradley J. Carver
                                     ----------------------------------------
                                 Name:  Bradley J. Carver
                                 Title: Chief Executive Officer and President

                                  CERTIFICATION

I, John W. Burns, certify that:


     4. I have reviewed this annual report on Form 10-K/A of GlycoGenesys, Inc.

     5. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     6. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

            Date:  December 18, 2002


                        By: /s/ John W. Burns
                            ----------------------------------------------------
                        Name: John W. Burns
                        Title: Senior Vice President and Chief Financial Officer