Form 10-K
period 2002-12-31
GLYCOGENESYS  INC
filed 2003-04-11
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended—December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-26476

GLYCOGENESYS, INC.

(Exact name of Company as specified in its charter)

Nevada	33-0231238
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Park Square Building

31 St. James Avenue, 8th Floor

Boston, Massachusetts 02116

(Address of principal executive offices, including postal code.)

(617) 422-0674

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered

Title of each class

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐  No  ☒

The aggregate market value at June 30, 2002 of the voting stock of the Registrant held by non-affiliates (based on the closing price of $0.98 on the Nasdaq SmallCap market on that date) was approximately $22,106,000.

The number of shares outstanding each of the Registrant’s classes of common stock, as of April 11, 2003 was 37,267,957.

PART I

Forward-looking statements are made throughout this document. Typically, the use of the words “believe”, “anticipate”, “plan”, “expect”, “seek”, “estimate” and similar expressions identify forward-looking statements. Unless a passage describes a historical event, the statement should be considered a forward-looking statement. In keeping with the “Safe Harbor” provision of the Private Securities Litigation Reform Act of 1995, it should be noted that forward-looking statements regarding the Company’s future expectations and projections are not guarantees of future performance. They involve risks, uncertainties and assumptions, and many of the factors that will determine the Company’s future results are beyond the Company’s ability to control or predict. Therefore, actual results may differ significantly from those suggested by forward-looking statements. These risks include those detailed under the heading “Certain Factors That May Affect Future Results” contained in the “Quantitative and Qualitative Disclosure and Market Risk”.

ITEM 1.    BUSINESS

Overview

GlycoGenesys, Inc. (together, with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds and related technologies. The Company’s lead drug candidate GCS-100, a potential treatment for multiple forms of cancer, completed a Phase II(a) clinical trial for pancreatic cancer in 2002 and completed a Phase II(a) clinical trial for colorectal cancer in 2001. We began a Phase I dose escalation trial in February 2002, dosing in patients at levels up to 80 mg/m2. In December 2002, the Company and Elan International Services, Ltd. (“EIS”) and Elan Corporation, plc (together with EIS, “Elan”) terminated their joint venture (SafeScience Newco, Ltd.) formed in July 2001 to advance GCS-100 in the field of oncology and as a result, the Company regained all rights to GCS-100.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100 and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In addition, the Company plans to sell or may no longer pursue development of its two agricultural products (Elexa, a registered trademark of the Company, and Bb447), by mid-2003.

The Company’s business was founded in 1992 as IGG International, Inc. to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 the Company changed its name to SafeScience, Inc. and in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company’s principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company’s homepage is located on the World Wide Web at http://www.glycogenesys.com.

GlycoGenesys, Inc.

GlycoGenesys has three wholly-owned subsidiaries, International Gene Group, Inc. (“IGG”), SafeScience Products, Inc. (“SafeScience Products”)and SafeScience Newco, Ltd. (“SafeScience Newco”).

GlycoGenesys, along with IGG and SafeScience Newco, develops human therapeutics, primarily GCS-100, a complex carbohydrate intended to fight cancerous tumors and their metastasis, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute.

Theoretical Background of GCS-100

Cells recognize one another through pairs of complementary structures on their surface. A structure on one cell carries encoded biological information that a structure on another cell can decipher.

While nucleic acids and proteins were previously recognized as the major classes of biological materials involved in cell recognition, it has recently been established that carbohydrates play a role as well. Cell surface components contain carbohydrate structures, which change characteristics as the cell develops, differentiates, transforms and progresses through its life cycle.

GCS-100 may offer a novel approach to controlling the progression of cancer in three ways: anti-metastasis, apoptosis and anti-angiogenesis. The first way, anti-metastasis, involves disrupting the cellular recognition process of roaming cancer cells and preventing them from reattaching to each other and to normal tissue. The GCS-100 compound may act as a “molecular decoy” by recognizing a specific lectin on cell surfaces called Galectin-3 which plays a role in aggregation of cancer cells. By binding to Galectin-3, a protein that binds to specific carbohydrates, GCS-100 may thus prevent metastasis. In addition, independent research has shown that Galectin-3 is involved in regulating cell growth, migration and apoptosis (cell death). By binding to Galectin-3, GCS-100 may induce cancer cell death. Furthermore, independent research has shown that Galectin-3 plays a role in angiogenesis. Angiogenesis is the biological process by which tumors form new blood vessels allowing them to obtain the nutrients necessary for tumor growth. By binding to Galectin-3, GCS-100 may inhibit angiogenesis.

The Company believes that GCS-100 has the potential for therapeutic effect on multiple cancer types (e.g., pancreatic, colorectal, prostate, breast and liver) because the target for GCS-100 on the cancer cells is Galectin-3 which is over expressed on all these cancer types. GCS-100 is delivered intravenously.

Clinical Trial History

Phase I clinical trials of GCS-100, at the MD Anderson Cancer Center in Houston, Texas and at Pennsylvania Oncology and Hematology Associates, an affiliate of the University of Pennsylvania—School of Medicine in Philadelphia, Pennsylvania, were completed in 1999. Phase I clinical trials are intended to assess toxicity; GCS-100 showed no dose limiting toxicity in patients in this trial.

A Phase II(a) clinical trial for colorectal cancer was completed in 2001 and a Phase II(a) clinical trial for pancreatic cancer was completed in 2002. These Phase II(a) trials were conducted at the following locations:

•	Beth Israel Deaconess Medical Center in Boston, Massachusetts;

•	University of Chicago Pritzker School of Medicine;

•	University of Rochester Cancer Center;

•	Christiana Healthcare in Wilmington, Delaware;

•	Ocala Oncology Center in Ocala, Florida;

•	Hematology and Oncology Associates in Kansas City, Missouri; and

•	Medical Oncology Associates in San Diego, California.

On March 23, 2001, the Company announced that GCS-100 demonstrated positive clinical activity in refractory or relapsed colorectal cancer patients in a completed Phase II(a) clinical trial. Specifically, eight of 23 patients dosed at 20 mg/m2 showed tumor stabilization using the newer RECIST criteria for periods of 1.6 to 5.6 months before disease state progression was observed, with one of the eight patients showing a period of tumor shrinkage. On October 30, 2002, the Company announced that GCS-100 demonstrated positive clinical activity in refractory or relapsed pancreatic cancer patients in a completed Phase II(a) clinical trial. Specifically, seven of 20 patients dosed at 20 mg/m2 showed tumor stabilization using the RECIST criteria for periods of 0.6 to 13.6 months, with two of the seven patients showing a period of tumor shrinkage. There has been no evidence of dose limiting toxicity or any severe adverse reactions in either of these trials. Phase II clinical trials are designed to help determine both the safety and efficacy of a potential drug, which may involve several sets of trials (Phase

II(a), Phase II(b), etc.). Based on promising early data from these trials, and the fact that higher doses of GCS-100 than administered in the Phase II(a) colorectal and pancreatic trials had already been tested in animals, with no dose limiting toxicity observed, a Phase I dose escalation trial including colorectal and other types of cancer patients began in February 2002. This trial was conducted at Sharp Clinical Oncology Research Memorial Hospital in San Diego and patient enrollment was completed in the second quarter of 2002. A total of 12 patients who failed standard therapy were enrolled at doses ranging from 30 mg/m2 up to 80 mg/m2. Based on preliminary data, no dose limiting toxicity has been observed. Although data analysis has not been completed, five patients continued treatment for greater than three months and one patient for greater than 12 months, who is currently still receiving GCS-100.

Development Plans

The Company has developed a new commercially-scalable, substantially ethanol-free manufacturing process for GCS-100. Benefits of this new formulation include the ability to manufacture commercial-scale lots and to significantly reduce ethanol in the formulation, which should allow GCS-100 to be combined with existing ethanol-based standard therapies in combination therapy treatments. Due to the manufacturing changes, the Company may file a new Investigational Drug Application, or IND. The Company believes filing for a new IND, in contrast to moving forward with the existing IND, may accelerate and simplify the overall process to New Drug Application, or NDA. A final decision will be based on manufacturing and preclinical data.

Consistent with available financial resources, the Company plans, in the third quarter of 2003, to initiate three Phase I dose escalation trials with the new formulation of GCS-100. One trial will test GCS-100 as a monotherapy and the other two will each test GCS-100 in combination with a standard chemotherapy. The monotherapy trial will enroll up to thirty patients and the combination therapy trials will enroll up to 15 patients each, all such trials at dose levels of up to a maximum tolerated dose (MTD), for a total of up to 60 patients. Two Phase II pivotal trials with the new formulation of GCS-100 as a monotherapy and two Phase II trials with the new formulation of GCS-100 in combination with standard cancer therapies are planned to begin in 2004 and will enroll cancer patients whose indications will be chosen based on results of the Phase I dose escalation trials. These Phase II monotherapy and combination trials are planned to enroll 55 cancer patients each and will use dose levels determined from the Phase I trials. The Phase II monotherapy trials may use GCS-100 in second-line and/or failure patients and the Phase II combination trials may potentially enroll front-line patients as well. These planned four Phase II trials may enroll additional patients beyond the planned 55 patients, and/or additional Phase II trials may be initiated. Commencing the planned trials will be dependent on securing the necessary financial resources, either through re-partnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both.

The FDA has published a series of regulations and guidelines to establish procedures designed to expedite the development, evaluation and marketing of drugs intended to treat life-threatening and severely-debilitating illnesses, such as cancer, or products that address unmet needs. These FDA initiatives include such programs as Fast Track Drug Designation, Accelerated Approval, Priority Review and Expanded Access. Our regulatory strategy is to leverage these existing initiatives for expediting the development of cancer treatments. The Company plans to file for an NDA using the data from the Phase II monotherapy trials in 2005. In addition, the Company plans to initiate a Phase III combination therapy clinical trial in 2005 toward an NDA for additional indications. GCS-100, whether delivered intravenously or by other methods, may not prove effective in reducing or eliminating the spread of cancer in humans, be safe at higher doses or be granted accelerated or other approvals by the FDA.

The Company has retained Beardsworth Consulting Group, a full service contract research organization (CRO) to support its clinical trial program. They provide clinical research management, study and medical monitoring, data management and medical writing. The cost of Beardsworth’s services is estimated to be approximately $1,228,000, of which approximately $913,000 has been paid or accrued as of December 31, 2002. The remaining $315,000 is expected to be paid by June 30, 2003. In addition, the CRO costs associated with the planned future Phase

I, Phase II and Phase III trials are estimated at $650,000 for fixed costs for each trial plus $10,000 per patient. There are additional non-CRO costs associated with planned future clinical trials of approximately $20,000 per patient.

The estimated amount expended by the Company during the fiscal years ending December 31, 2002, 2001 and 2000 on Company sponsored research and development activities was approximately $107,000, $266,500 and $103,500, respectively, exclusive of amounts totaling $2,606,000, $2,319,000 and $2,675,000, respectively, paid to consulting companies or clinical research organizations.

Termination of Joint Venture with Elan

On December 18, 2002, the Company entered into a termination agreement with Elan and SafeScience Newco for the termination of Elan’s and the Company’s joint venture, SafeScience Newco. Pursuant to the termination agreement, the Company acquired all of Elan’s equity interest in SafeScience Newco in exchange for a royalty interest on certain future revenues and payments related to GCS-100. The Company regained all intellectual property, development and marketing rights to GCS-100. The Company now owns 100% of the outstanding stock of SafeScience Newco. The Company retained the right to use Elan’s proprietary drug delivery technology in the field of oncology for GCS-100. In addition, the Company received approximately $1.9 million for reimbursement of research and development expenditures relating to GCS-100 and issued Elan 1,176.47059 shares of GlycoGenesys Series B convertible preferred stock, each convertible into 1,000 shares of GlycoGenesys common stock at $1.70 per share.

In connection with the joint venture termination, the exchange feature of GlycoGenesys Series A preferred stock, which allowed Elan to convert such Series A preferred stock into an additional 30% interest in SafeScience Newco, was cancelled. Each share of GlycoGenesys Series A preferred stock is now only convertible into 1,000 shares of GlycoGenesys common stock at $2.43 a share, as the mandatory redemption feature was also cancelled. As a result of the cancellation of the exchange feature, the Company has reclassified its Series A preferred stock into stockholders’ equity, which increased its stockholders’ equity by approximately $13.1 million. In addition, the Company accelerated the payment of dividends originally scheduled to be paid through September 2004 and issued 1,209.07035 shares of Series A preferred stock to Elan and mandatory dividends on the Series A preferred stock were cancelled.

Pipeline Development

In addition to expanding the clinical trial program for GCS-100, the Company intends to devote resources to building a pipeline of drug candidates. The Company’s research efforts will focus on two initiatives: exploring the therapeutic potential of existing compounds in diseases other than their original indication and licensing new technologies from outside sources. For example, although the Company is currently focused on oncology, it believes GCS-100 may have applications outside oncology in areas in which inflammation and angiogenesis plays a role and intends to explore these in the future. Priority will be given to drug candidates that primarily exploit some aspect of glycobiology which provide therapeutic activity in diseases that are life threatening or debilitating, have an unmet medical need and for which Phase I/II clinical trials can be initiated in a relatively short period of time.

The Company is no longer pursuing the development of CAN-296, its anti-fungal agent, in light of its pipeline development priorities.

The Company seeks to add at least one new compound to its pre-clinical development program during the next 12-18 months.

SafeScience Products, Inc.

Historically, SafeScience Products developed agriculture products and developed, marketed and distributed chemically-safe consumer and commercial products.

In the agricultural area, SafeScience Products has developed and/or licensed products that include a plant defense booster (Elexa), approved by the U.S. Environmental Protection Agency (the “EPA”) for application to crops and other plants against certain fungal diseases. An additional insecticidal product (Bb447) is being tested and developed against both indoor and outdoor insect pests and is EPA-approved.

The Company has received full registration from the EPA’s Office of Pesticide Programs, Biopesticides and Pollution Prevention Division for its Elexa(R)4 Plant Defense Booster. Elexa(R)4 is an effective non-toxic treatment that works by stimulating the plant’s own natural defense system to defend against fungal diseases, such as powdery mildew and Botrytis, or gray mold, on grapes and strawberries and powdery mildew on other crops, ornamental plants and flowers. In addition, the Company has full registration by 14 different states, including the State of California’s Department of Pesticide Regulation for Elexa’s use as a plant defense booster for application against various strains of powdery mildew disease on grapes, strawberries, and greenhouse and nursery roses. The Company plans to sell or may no longer pursue active development of its agriculture products by mid-2003.

On February 23, 2001 the Company announced the discontinuation of its consumer and commercial operations. The cost of disposing of the business assets and the expenses incurred during the phase-out period were $2,283,200.

Manufacturing; Source of Materials

The Company has established manufacturing relationships with two firms, one of which is involved in the production of GCS-100, Hollister-Stier LLC, and one that is involved in the production of Elexa, AgFormulators. The Company believes its current relationships will provide the capability to meet its anticipated requirements for GCS-100 and Elexa for the foreseeable future. The Company audits its contract-manufacturing firms for process suitability, cGMP compliance (in the case of GCS-100 production) and for the capacity to scale-up production in the event that larger quantities of product are needed, however, the Company does not plan to manufacture significant quantities of Elexa.

Materials and components are selectively sourced from suppliers nationally. Raw material for the manufacture of GCS-100 is available from multiple suppliers. The Company has good working relationships with all its manufacturers and suppliers. Nonetheless, the Company does not have long term arrangements with its manufacturers and the Company’s operations could be disrupted if the current manufacturers would have to be replaced.

Government Regulation

Certain of the Company’s activities are subject to extensive federal and state laws and regulations controlling the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical and pesticide products. Pharmaceutical products the Company develops are subject to regulation as drugs or biologics by the FDA, while its agricultural products are regulated under the Federal Insecticide, Fungicide and Rodenticide Act, or FIFRA, by the EPA and by state regulatory agencies. The Company’s products are also regulated in most foreign countries by governmental agencies in those countries. Compliance with FDA and EPA regulations often results in substantial costs relating to demonstrating safety and effectiveness through clinical testing of new products, for the preparation and filing of registration documents in their required formats and for other similar purposes. Moreover, there are no assurances that the Company will receive necessary approvals.

Food and Drug Administration Regulation

The FDA approval process consists of three steps that all new drugs and biologicals must follow. These steps are:

1.  Preclinical investigation

2.  Investigational New Drug (IND) application (including human clinical trials Phases I-III)

3.  New Drug Application (NDA) (FDA review and approval)

In addition, the FDA may impose post-approval requirements (known as Phase IV) on the applicant to further study some aspect of the product. The applicant is also required to conduct post-market surveillance and is subject to periodic reporting requirements on its drug product.

The FDA has published a series of regulations to establish procedures designed to expedite the development, evaluation and marketing of drugs intended to treat life-threatening and severely-debilitating illnesses, such as cancer. These FDA initiatives include such programs as Fast Track Drug Designation, Accelerated Approval, Priority Review and Expanded Access. The Company’s regulatory strategy is to leverage these existing initiatives for expediting the development of cancer treatments.

Human clinical trials are generally conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of a drug, by determining the drug’s toxicity. Typically oncology-related Phase I trials involve 20-40 patients, which may take a year or longer to complete. Phase I has been completed for GCS-100 up to a dose level of 20 mg/m2. In addition, patient enrollment was completed in a recently conducted Phase I dose escalation study examining the safety of doses up to 80 mg/m2 in patients. Additional Phase I trials at even higher doses with the new formulation of GCS-100 are planned in 2003 both as monotherapy and in combination with standard therapies, consistent with available financial resources.

Assuming the results of Phase I testing present no unmanageable toxicity or unacceptable safety risks, Phase II trials will likely begin. The primary objective of this stage of clinical testing is to determine whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and could involve 200 or more patients for each type of disease or illness tested and could involve several sets of trials (II(a), II(b), etc.). These studies are often randomized controlled trials that also attempt to identify short-term side effects and risks in people whose health is impaired. The cost per patient is estimated at $30,000 to $70,000. Phase II(a) trials of GCS-100 at doses of 20 mg/m2 for the treatment of pancreatic and colorectal cancers have been completed. The Company plans to commence monotherapy and combination therapy Phase II trials in 2004 at doses based on the Phase I dose escalation trials.

The objective of Phase III clinical trials is to develop safety and efficacy information that will support FDA approval so that the drug can be marketed. Phase III trials generally involve hundreds of patients with the objectives of expanding on the research carried out in Phase II, developing safety and efficacy information to include in the package insert, and learning how the drug compares with existing, approved drugs for a particular indication for use. Consistent with available financial resources, the Company plans to commence two monotherapy Phase II pivotal trials and two combination therapy Phase II trials in 2004 and a Phase III trial in 2005 while also submitting an NDA based on the results of the pivotal Phase II monotherapy trials in 2005. However, there is no assurance that the FDA will accept and/or approve an NDA based only on these studies.

Prior to marketing a new drug, the Company must prepare and submit an NDA for review and approval by the FDA. In this step, all the information generated in the clinical trials, along with preclinical, chemistry, manufacturing and controls, pharmacokinetic data and labeling will be submitted to the FDA for review and, if acceptable to demonstrate safety and effectiveness, the drug will be approved for marketing.

Subsequent to, or as a condition of FDA approval, the FDA may impose post-approval, or Phase IV, requirements on the applicant to further study some aspects of the product. The applicant is also required to conduct post-marketing surveillance and is subject to periodic reporting requirements on its drug product. The time required to complete all of these steps averages seven years, but can take significantly longer. There is no assurance that the Company will ever receive FDA approval of any of its products.

Environmental Protection Agency Approval

Under FIFRA, EPA approval must be obtained for agricultural products before they can be sold. EPA approval requires submitting a comprehensive data package describing the product and its active ingredients. The package includes information on product identity, product chemistry, mammalian toxicology, non-target animal and plant studies and a clear and well-defined manufacturing process. Although there is no set registration time schedule, due in part to EPA’s backlog of registration filings and need to be satisfied that all data requirements are carefully reviewed and have been met, most low risk, exempt from tolerance, pesticides (like those from the Company) typically take from 12 to 24 months for approval. Full, unconditional registration approval from the EPA for the 4% formulation of Elexa PDB, now referred to as Elexa(R)4 PDB, was received on February 15, 2001. In addition, the Company has received a full registration from the State of California for Elexa(R)4 PDB as well as registration in 13 other states, including Florida and New York.

The Company received conditional registration from the EPA for its household insecticide containing an insect-attacking, naturally occurring fungal agent, referred to as Bb447. Bb447 is the active ingredient in bait stations that can be used in homes and commercial settings for control of ants.

Competition

The Company’s products will encounter significant competition from firms currently engaged in the pharmaceutical, biotechnology, and agrochemical products industries.

In the pharmaceutical area, GCS-100, the Company’s lead drug candidate, being developed for the treatment of various forms of cancer, addresses large markets which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery platforms, including but not limited to small molecules, protein-based drugs, liposome technology, and genomics. The drug development industry is intensely competitive. According to industry surveys, there are over 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. This research is being conducted by 170 pharmaceutical and biotechnology companies and the National Cancer Institute. Many of the Company’s actual or potential competitors have significantly greater financial resources and/or drug development experience than the Company has. There is no assurance that other carbohydrate-based or non-carbohydrate-based drugs with similar clinical effects to GCS-100 may not already be in development by other companies or that other companies may not successfully develop such drugs in the future.

The Company’s agricultural products, which it intends to sell or may no longer pursue development by mid-2003, may compete in several different markets. Elexa(R)4-PDB and Bb447 would compete in the “high value” agricultural market, and Bb447 would also compete in the home and commercial markets. Many competitors have established brand recognition and customer loyalty and are significantly larger, with much greater financial resources and well-established chains of distribution, than the Company.

Product Liability

The testing, marketing and sale of pharmaceutical and agricultural products entails a risk of product liability claims by patients and others. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such suit is unsuccessful, our reputation could be damaged and litigation costs and expenditure of management time on such matters could adversely effect our business and financial condition.

Patent Status and Protection of Proprietary Technology

On January 26, 2001, the Company executed an agreement, which has been amended on May 14 and November 7, 2001, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company’s existing patent portfolio, which consolidates the rights to all of the parties’ existing GCS-100 intellectual property within the Company. Pursuant to this agreement, the Company made license payments totaling $1,935,000. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones.

The Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,500,000 shares of common stock at $1.15 that vest in quarterly installments over two years. As of December 31, 2002, these warrants were fully vested. During the year ended December 31, 2002, the Company recorded an expense of $615,262 related to the warrants which vested under this agreement and expense of $795,336 in payment of cash licensing fees.

In order to maintain its rights under this agreement, the Company must, on the first occurrence of the following milestones, pay Wayne State University and the Barbara Ann Karmanos Cancer Institute: (a) $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) $1,000,000 within thirty (30) days following the date on which the Company makes an NDA submission to the FDA relating to GCS-100; and (c) $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GCS-100.

Dr. David Platt, the Company’s former Chairman, CEO and Director, has granted GlycoGenesys’ IGG subsidiary an exclusive, world-wide license, including the right to sublicense, for all products covered by certain patents, (if and when granted) or patent applications that he has developed (including GCS-100). IGG is responsible for payment of all costs connected with obtaining and maintaining the patents. In the case of GCS-100, Dr. Platt is entitled to a royalty of 2% of all net sales, subject to a minimum royalty payment of $50,000 per year beginning with the year ended December 31, 2002. A $50,000 license payment to Dr. Platt was accrued at December 31, 2002 and paid in January 2003.

The Company owns, or is the exclusive licensee of, all of its intellectual property. This intellectual property includes eleven issued US patents which have expiration dates ranging from 2013 to 2018; four of these eleven patents relate to GCS-100. The intellectual property also includes five foreign patents having expiration dates ranging from 2016 to 2017. Four of these five foreign patents relate to GCS-100. The Company’s intellectual property further includes nine pending US patent applications, of which five relate to GCS-100; and 29 pending foreign patent applications of which 19 relate to GCS-100. As the Company develops GCS-100, it may discover more about GCS-100’s characteristics and manufacturing which will require additional patent prosecution. Thus, the Company continually evaluates our technology to determine whether to make further patent filings.

To the extent that the Company currently relies upon unpatented, proprietary technology, processes and know-how and the protection of such intellectual property by confidentiality agreements, there can be no assurance that others may not independently develop similar technology and know-how or that confidentiality will not be breached. The Company believes its intellectual property rights are significant and that the loss of all or a substantial portion of such rights could have a material adverse effect on its business, financial condition and results of operation. There is no assurance that any patents will ever be granted on the Company’s unpatented intellectual property.

Uncertainties Associated with Research and Development Activities

The Company intends to continue its research and development activities on its human therapeutic products. The Company plans to sell or may no longer pursue the active development of its agricultural products, of which Bb447 is still in development stage, by mid-2003. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives although the costs of these activities will be significant. If research and development requires more funding than anticipated, the Company will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing or that such financing would be available on favorable terms.

Dependence Upon Key Personnel

The Company relies greatly in its efforts on the services and expertise of its current senior officers: Bradley J. Carver, CEO, President, Treasurer and Interim Chairman of the Board of Directors; and John W. Burns, Senior Vice President, Chief Financial Officer and Secretary and member of the Board of Directors. The operation and future success of the Company could be adversely affected in the event the Company were to lose their services.

Employees

At December 31, 2002 the Company had 13 employees on a full-time basis and also employed one part-time worker. As of March 31, 2003 the Company had 13 full time employees and one part-time worker. Under the Company’s current clinical trial and business plan, it may add up to an additional 30 employees over the course of the next two years, as needs develop.

Consultants

The Company’s clinical, regulatory and scientific research team has grown by recruiting additional people, as consultants, from the biotechnology industry. Each consultant has many years of experience in specific areas of drug development, including pre-clinical, toxicology, regulatory, quality control and analytical development.

ITEM 2.    PROPERTIES.

The Company’s offices are located at the Park Square Building, 8th Floor, 31 St. James Avenue, Boston, Massachusetts 02116. The Company leases a total of 11,300 square feet of office space, which exceeds the Company’s current space requirements. This surplus space has been listed with several real estate agencies. However, market conditions in the local market have not resulted in any acceptable offers. In addition to the Company’s leased space in Boston, the Company is conducting research, development and manufacturing at various facilities on a contract or license basis.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

In May 1998, the Company’s securities became traded on the Nasdaq (Small Cap) market under the symbol SAFS. On October 31, 2001 the symbol was changed to GLGS reflecting the Company’s name change to GlycoGenesys, Inc. Prior to May 1998, the Company’s securities were traded over-the-counter by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low sales prices of Company’s common stock during 2001 and 2002:

	Sales
	High	Low
Quarter Ended
2001
March 31	1.938	0.563
June 30	2.000	0.550
September 30	2.150	1.000
December 31	2.030	0.800
2002
March 31	2.430	1.250
June 30	1.600	0.630
September 30	1.000	0.410
December 31	0.890	0.260

(b)  Holders

As of December 31, 2002, the Company had 515 holders of record of its common stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 8,000.

(c)  Dividends

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)  Sales of Unregistered Securities

Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company during the year ended December 31, 2002. Further included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

1.  During the first quarter of 2002, the Company raised $5,781,138 in private placements of common stock whereby 3,128,588 shares were sold at a weighted average price of $1.85 per share, as well as warrants to purchase 2,256,457 shares each at a weighted average price of $2.25 per share exercisable for five years, and warrants to purchase 903,243 shares at $0.01 per share. Net proceeds were $5,200,019.

2.  On May 7, 2002, the Company issued 599.84706 shares of Series B preferred stock to EIS for $1,019,740. Net proceeds of the sale were $930,976. The Series B preferred stock is convertible into common stock after December 31, 2003 at a conversion price of $1.70, subject to anti-dilution adjustments.

3.  On August 15, 2002, the Company issued 832.1245 shares of Series B preferred stock to EIS for $1,414,612. Net proceeds of the sale were $1,296,056. The Series B preferred stock is convertible into common stock after December 31, 2003 at a conversion price of $1.70 subject to anti-dilution adjustments.

4.  On December 18, 2002, and in connection with the termination agreement with Elan, the Company issued 1,176.47059 shares of Series B preferred stock to EIS for $2,000,000. Net proceeds of the sale were $1,865,837. The Series B preferred stock is convertible into common stock after December 31, 2003 at a conversion price of $1.70 subject to anti-dilution adjustments.

5.  On December 18, 2002, and in connection with the termination agreement with Elan, the Company issued 1,209.07035 shares of Series A preferred stock to EIS in settlement of all dividends due on Series A preferred stock from July 11, 2001 through September 30, 2004 and the cancellation of future mandatory dividends thereafter. The Series A preferred stock is convertible into common stock after July 11, 2003 at a conversion price of $2.43, subject to anti-dilution adjustments.

6.  In 2002, the Company issued 122,038 shares of common stock and warrants to purchase 193,167 shares at a weighted average exercise price of $2.26 per share to consultants in consideration of services.

7.  In 2002, the Company issued an aggregate of 415,779 shares of Common Stock pursuant to the exercise of warrants by a total of 21 accredited investors for a total of $4,158.

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

ITEM 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2000 is derived from the Company’s consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, for the fiscal year ended December 31, 2000, and which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set form below for the fiscal year ended December 31, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 are derived from the Company’s consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors, for the fiscal years ended December 31, 2001 and 2002 and which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1998 and 1999 as well as the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from the consolidated financial statements audited by Arthur Andersen LLP not included in this Annual Report on Form 10-K. The information shown below may not be indicative of the Company’s future results of operations.

	As of December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash and cash equivalents	$3,439,408	$3,377,067	$2,547,353	$7,977,910	$6,299,006
Working capital	3,095,242	2,574,719	1,768,337	5,703,600	5,541,248
Total assets	3,968,588	5,493,524	5,779,117	8,888,436	7,129,563
Other equity(1)	—	—	866,216	15,091,827	—
Stockholders’ equity (deficit)(1)	3,500,449	4,521,117	1,845,751	(8,927,246)	6,039,408

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data:
Research and development(2)	2,174,400	3,929,898	6,182,150	4,291,064	1,961,033
General and administrative	4,420,886	5,837,861	4,093,507	4,045,088	3,838,348
Restructuring charge (credit)(3)	—	—	1,478,956	(177,283)	—

Total operating expenses	(6,595,286)	(9,767,759)	(11,754,613)	(8,158,869)	(5,799,381)

Other income (expense):
Equity in loss of SafeScience Newco, Ltd.(4)	—	—	—	(14,188,470)	(4,418,206)
Interest income	122,173	353,492	216,842	187,721	96,056
Other income (expense)	(392)	(8,063)	(243,373)	(33,345)	7,354

Total other income (expense)	122,781	345,429	(26,531)	(14,034,094)	(4,314,796)

Loss from continuing operations	(6,473,505)	(9,422,330)	(11,781,144)	(22,192,963)	(10,114,177)
Loss from discontinued operations(5)	—	(2,879,388)	(5,489,167)	(533,200)	—

Net loss	(6,473,505)	(12,301,718)	(17,270,311)	(22,726,163)	(10,114,177)
Accretion of preferred stock dividends(6)	—	—	—	(404,273)	(2,725,387)

Net loss applicable to
common stock	$(6,473,505)	$(12,301,718)	$(17,270,311)	$(23,130,436)	$(12,839,564)

Basic and diluted net loss per common stock from continuing operations	(0.50)	(0.59)	(0.64)	(0.82)	(0.35)
Basic and diluted net loss per common stock from discontinued operations	—	(0.18)	(0.30)	(0.02)	—

Basic and diluted net loss per common stock	(0.50)	(0.77)	(0.94)	(0.84)	(0.35)

Weighted average number of common shares outstanding	13,000,259	16,060,783	18,314,819	27,612,000	37,133,591

For a more detailed discussion regarding uncertainties see Note 1 of the Notes to Consolidated Financial Statements. For more detailed discussion of significant items that materially affect the comparability of the information reflected above, please refer to the following footnotes of the financial statements contained herein:

(1)	Other equity in 2000 includes the value of shares issued upon the exercise of an adjustable warrant and in 2001 includes the fair value of Series A, B and C preferred shares. Such amounts were reclassified to stockholders’ equity in the subsequent year. See Note 6(b) and Note 7 of the Notes to Consolidated Financial Statements.

(2)	Research and development expenses in 2001 and 2002 exclude research and development costs incurred by Safescience Newco Ltd. The Company’s share of such costs are included with the Company’s Equity in loss of Safescience Newco Ltd. See Note 3 of the Notes to Consolidated Financial Statements.

(3)	Restructuring charge (credit) in 2000 reflects the Company’s reduction of the scope of operations in consumer and industrial products, resulting in a charge in 2000 and a credit in 2001. See Note 4 of the Notes to Consolidated Financial Statements.

(4)	Equity in loss of SafeScience Newco, Ltd. reflects the Company’s share of the losses of SafeScience Newco, Ltd. during the period July 10, 2001 through December 18, 2002. See Note 3 of the Notes to Consolidated Financial Statements.

(5)	Discontinued operations reflects the cost of the discontinuance of consumer and industrial products in November 2000. See Note 5 of the Notes to Consolidated Financial Statements.

(6)	See Note 7 of the Notes to Consolidated Financial Statements regarding the accretion of dividends on preferred stock.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

GlycoGenesys, Inc. is a biotechnology company that develops novel pharmaceutical products based on carbohydrate compounds and related technologies. Our lead drug candidate, GCS-100, a potential treatment for multiple forms of cancer, completed a Phase II(a) clinical trial for pancreatic cancer in April 2002 and completed a Phase II(a) clinical trial for colorectal cancer in March 2001. We began a Phase I dose escalation trial in February 2002 dosing in patients at up to 80 mg/m2.

While we have also developed two agricultural products (Elexa, a registered trademark of ours and Bb447), we plan to sell, or may no longer pursue development of these products by mid-2003.

During 2002 and the first quarter of 2003, the Company modified the manufacturing process resulting in a new formulation of GCS-100 which is substantially free of ethanol and which will produce commercial-size lots. In addition, during 2002 and the first quarter of 2003, the Company has recruited additional members to its development team and Scientific Advisory Board with diverse and complementary industry experience to assist management in the design of clinical trials, compliance with the regulatory processes of the FDA, manufacturing and scientific development.

After raising $5.6 million in December 2001 and another $5.8 million in January, 2002, we believed that EIS would provide most of the funding necessary to support development activities of GCS-100 during the year. While EIS did provide $2.4 million during the first eight months of the year, their decision to exit the oncology segment of the pharmaceutical industry left us with no direct external means of fully funding research and development costs. We negotiated the termination of our joint venture in December 2002 which yielded $1.9 million in additional research and development funding and we regained all intellectual property, development and marketing rights of GCS-100. At the end of 2002, we still had $6.3 million of cash available, however, we must raise significant additional funds to move forward in the product development/clinical trial process. Our financial strategy for 2003 and beyond is to secure the necessary financial resources to pay for the development of GCS-100, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both.

Critical Accounting Policies

The Company’s significant accounting policies are described in note 2 of the notes to the consolidated financial statements included in this report. The Company’s critical accounting policies are those that are important to the portrayal of the Company’s financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company believes that its most critical accounting policies include those related to the termination of its joint venture with Elan and the accounting for its accrued liabilities, specifically clinical research organization costs. While the Company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual results may differ from those estimates.

Termination of Joint Venture With Elan—In December 2002, the Company terminated its joint venture with Elan. Pursuant to the termination agreement, the Company acquired all of Elan’s equity interest in SafeScience Newco in exchange for a royalty interest on certain future revenues and payments related to GCS-100. Under the termination agreement, such royalty payments, if any, are to be reduced by certain development costs to be incurred by the Company. A discounted cash flow analysis was applied to both the estimated future royalty payments and the offsetting development costs to be incurred by the Company to measure the cost of the acquisition and the related liability. The valuation of the royalty liability was determined using an income approach, discounted based on the estimated likelihood that such payments will ultimately be required to be made. Based upon this analysis, the Company believes that the fair value of the development costs to be reimbursed by Elan approximates the fair value of the estimated future royalty payments, accordingly no liability for the future contingent royalty payments has been reflected in the Company’s financial statements.

Accrued clinical research organization costs—The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Specifically, our management must make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organization, or CRO, costs. Management analyzes the progress of clinical trials, invoices received and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period.

Results of Operations:    Year Ended December 31, 2002 versus Year Ended December 31, 2001

We had a net loss applicable to common stock of $12,839,564 for the year ended December 31, 2002 versus a net loss applicable to common stock of $23,130,436 for the year ended December 31, 2001. The net loss applicable to common stock for the year ended December 31, 2002 included a charge of $2,725,387 for dividends accreted on our Series A and B convertible preferred stock compared to a charge of $404,273 for dividends accreted on our Series A convertible preferred stock for the year ended December 31, 2001.

We had a loss from continuing operations of $10,114,177 for the year ended December 31, 2002 versus a loss from continuing operations of $22,192,963 for the year ended December 31, 2001. The loss for the year ended December 31, 2002 included a charge in the amount of $4,418,206 related to our equity in the loss of SafeScience Newco, compared to a charge in the amount of $14,188,470 related to our equity in the loss of SafeScience Newco for the year ended December 31, 2001.

Research and Development Expenses—Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we have developed nontoxic agricultural products. Both areas are in the research and development phase and explanations of the changes in both areas from year-to-year are described in this section.

In July 2001, the Company transferred its rights to GCS-100 in the field of oncology to SafeScience Newco in connection with the formation of a joint venture with Elan. Costs related to GCS-100 incurred after the transfer to SafeScience Newco, which were on behalf of SafeScience Newco, were expensed by SafeScience Newco. These research and development costs were incurred either by the Company or EIS on behalf of SafeScience Newco. We reported our share of such expenses as a component of our equity in the loss of SafeScience Newco. All expenses associated with development of GCS-100 incurred prior to the formation of SafeScience Newco were recorded in the line item Research & Development (“R&D”) in the Consolidated Statement of Operations. Following the termination of the joint venture with Elan, on December 18, 2002, expenses associated with the development of GCS-100 are again charged to R&D expenses.

Our research and development expenses for the years ended December 31, 2001 and 2002 were reported in the following financial statement captions:

	Years Ended December 31,
	2001	2002
GCS-100:
Equity in loss of SafeScience Newco	$14,066,372	$4,221,887
R&D	3,973,678	1,616,633

Total GCS-100	18,040,050	5,838,520
Other Products—R&D	317,386	344,400

Total Research & Development expenses	$18,357,436	$6,182,920

Total research and development expenses for the year ended December 31, 2002 decreased by approximately $12,174,516, or 66%, from the year ended December 31, 2001.

Total GCS-100 development expenses of $5,838,520 for the year ended December 31, 2002 represent a decrease of $12,201,530, or 68%, from the $18,040,050 of expenses incurred during the year ended December 31, 2001. This decrease is primarily attributable to the expense incurred in conjunction with the license fee paid to Elan by SafeScience Newco in the amount of $15,000,000 in 2001, $12,015,000 (80.1%) of which was included in the equity in loss of SafeScience Newco during the year ended December 31, 2001. Other decreases include reductions of approximately (i) $148,000 in expenses for sponsored research, (ii) $344,000 in license fees paid to Wayne State University, (iii) $250,000 in GCS-100 production expense, (iv) $431,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, and (v) $607,000 in reduced costs associated with clinical trials. These reductions were partially offset by increases in clinical, professional, analytical and consulting services of approximately $880,000, costs incurred by Elan related to GCS-100 included in the equity in loss of SafeScience Newco of approximately $376,000, staffing-related expenses of approximately $255,000 and royalty payments of approximately $50,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, increased $27,014, or 8.5%, to $344,400 for the year ended December 31, 2002 from $317,386 for the year ended December 31, 2001. The increase reflects additional field trials performed in 2002 and additional federal and state registrations. The Company plans to sell, or may no longer pursue active development of its agricultural products which are in various stages of development, by mid-2003.

General and Administrative Expenses—General and administrative expenses decreased to $3,838,348 for the year ended December 31, 2002 from $4,045,088 for the year ended December 31, 2001, a decrease of $206,740, or 5.1%. This decrease was principally attributable to reductions of approximately (i) $233,000 in non-cash compensation for stock options granted to employees, (ii) $26,000 in public relations expenses, (iii) $74,000 in expenses charged to SafeScience Newco and included as a component of our equity in loss of SafeScience

Newco, (iv) $71,000 in legal expenses, and (v) $118,000 in outside consulting expenses, partially offset by increased expenses for accounting of approximately $216,000 and insurance of approximately $52,000.

Interest Income—Interest income decreased to $96,056 for the year ended December 31, 2002 from $187,721 for the year ended December 31, 2001, a decrease of $91,665, or 48.8%. This decrease was attributable to a reduction in cash available for investment and lower rates of return on those investments.

Results of Operations:    Year Ended December 31, 2001 versus Year Ended December 31, 2000

We had a net loss applicable to common stock of $23,130,436 for the year ended December 31, 2001 versus a net loss applicable to common stock of $17,270,311 for the year ended December 31, 2000. The net loss applicable to common stock for the year ended December 31, 2001 included a charge of $404,273 for dividends accreted on our Series A convertible preferred stock that was issued in 2001.

We had a loss from continuing operations of $22,192,963 for the year ended December 31, 2001 versus a loss from continuing operations of $11,781,144 for the year ended December 31, 2000. The loss for the year ended December 31, 2001 included a charge in the amount of $14,188,470 related to our equity in the loss of SafeScience Newco. SafeScience Newco was formed in 2001, accordingly, there was no loss related to SafeScience Newco in 2000.

Research and Development Expenses—Our research and development expenses for the years ended December 31, 2000 and 2001 were reported in the following financial statement captions:

	Years Ended December 31,
	2000	2001
GCS-100:
Equity in loss of SafeScience Newco	—	$14,066,372
R&D	$4,604,150	3,973,678

Total GCS-100	4,604,150	18,040,050
Other Products—R&D	1,578,000	317,386

Total Research & Development expenses	$6,182,150	$18,357,436

Total research and development expenses for the year ended December 31, 2001 increased by approximately $12,175,286, or 197%, from the year ended December 31, 2000.

Total GCS-100 development expenses of $18,040,050 represent an increase of $13,435,900 from the $4,604,150 of expenses incurred during the year ended December 31, 2000. This increase is primarily attributable to the expenses incurred in conjunction with the license fee paid to Elan by SafeScience Newco in the amount of $15,000,000 in 2001, $12,015,000 (80.1%) of which was included in the equity in loss of SafeScience Newco during the year ended December 31, 2001. Sponsored research expenses increased $162,500 to $266,500 during the year ended December 31, 2001 from $104,000 for the year ended December 31, 2000, primarily due to the relationship with MIT begun in August 2001. We incurred research and development expenses of $1,140,000 related to license fees paid to Wayne State University and non-cash research and development expenses of $1,046,730 in connection with warrants issued to Wayne State University and the Barbara Ann Karmanos Cancer Institute to purchase common stock that vested during 2001. We had no such expenses in 2000. Cost of managing our clinical trials decreased $422,000, or 20.1%, to $1,675,000 during the year ended December 31, 2001 from $2,097,000 for the year ended December 31, 2000, primarily due to completion of the field work on both the colorectal and pancreatic trials.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting and license fees, decreased $1,260,614, or 80.0%, to $317,386 for the year ended December 31, 2001 from $1,578,000 for the year ended December 31, 2000. The decrease reflects the Company’s de-emphasis of its agricultural products.

General and Administrative Expenses—General and administrative expenses decreased to $4,045,088 for the year ended December 31, 2001 from $4,093,507 for the year ended December 31, 2000, a decrease of $48,419, or 1.2%. This decrease was principally attributable to reductions of approximately (i) $233,000 in outside consulting expenses, (ii) $220,000 in public relations expenses, (iii) $200,000 in office expenses, (iv) $130,000 in expenses charged to SafeScience Newco and reported as a component of our equity in the loss of SafeScience Newco, (v) $123,000 in travel expenses, and (vi) $58,000 in rent expenses charged to continuing operations. These decreases were offset by expenses previously charged as overhead in our consumer products business now discontinued of approximately $417,000, an increase in legal expense of approximately $249,000 due primarily to professional fees associated with the negotiation of the Elan transactions and increased non-cash compensation for stock options granted to employees of approximately $204,000.

Interest Income—Interest income decreased to $187,721 for the year ended December 31, 2001 from $216,842 for the year ended December 31, 2000, a decrease of $29,121, or 13%. This decrease was attributable to a reduction in cash available for investment and lower rates of return on those investments.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily with the proceeds from equity securities totaling approximately $63.2 million. For the year ended December 31, 2002, the Company’s operations utilized cash of approximately $8,398,000, primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of approximately $6,897,000 to the Company. In 2001, the Company’s operations utilized cash of approximately $7,939,000 which was offset by equity financings that resulted in net proceeds of approximately $13,068,000.

Capital expenditures for the years ended December 31, 2001 and 2002, which totaled $16,733 and $177,662, respectively, primarily related to computer and office equipment. The Company has no significant commitments for the purchase of equipment, product manufacturing facilities or marketing efforts at present. The Company leases office facilities under an operating lease that ends in March 2005. Rent expense for this space will be approximately $429,000 in 2003. The Company anticipates that its current offices will be adequate for its space requirements for the foreseeable future.

The Company has retained Beardsworth Consulting Group, a full-service contract research organization (“CRO”), to support its clinical trial program. They provide clinical research management, study and medical monitoring, data management and medical writing. The total cost of Beardsworth’s services through June 30, 2003 is estimated to be approximately $1,128,000 for previously initiated trials, of which approximately $913,000 has been paid or accrued as of December 31, 2002. The remaining $315,000 is expected to be paid out by June 30, 2003. In addition, the CRO costs associated with the planned future Phase I and Phase II/III trials are estimated at $650,000 for fixed costs for each trial plus $10,000 per patient. There are additional non-CRO costs associated with planned future clinical trials of approximately $20,000 per patient. The Company expects to incur substantial additional operating costs, including costs related to ongoing and planned research and development activities and preclinical studies.

The Company is seeking to expand its product pipeline under development. These new product candidates will either be developed jointly or licensed by the Company. The cost related to the development of new product candidates is projected to be in the range of $25,000 to $75,000 during the twelve months ended December 31, 2003 although it could be higher.

On December 18, 2002, the Company and Elan terminated their joint venture, SafeScience Newco, and the Company acquired Elan’s equity interest in SafeScience Newco. From inception on July 10, 2001 through December 18, 2002, Elan provided $7.3 million in research and development funding for GCS-100. The Company will not receive any additional funding from Elan.

As of December 31, 2002, the Company’s cash and cash equivalents were $6,299,000, as compared to $7,978,000 as of December 31, 2001. The Company has a $100,000 stand-by line of credit with a bank secured by the Company’s cash and cash equivalents, which has no outstanding balance and a secured letter of credit in the amount of $108,000 which is held as security for deposits required by its lease of office space. The Company has no other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

As of April 7, 2003, the Company’s cash and cash equivalents were approximately $4,154,000.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of April 11, 2003, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management may prioritize research activities to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the fourth quarter of 2003 consistent with prioritizing R&D expenditures. The Company intends to raise additional equity financing.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK

Market Risk

The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of December 31, 2002, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company’s overall consolidated financial results. There can be no assurance that the Company’s exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2002, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations more than ten years ago and have not generated revenue from human therapeutic products. We previously generated limited revenues from the sale of consumer and commercial cleaning products, however, we discontinued our consumer and commercial product business in early 2001. We do not expect to generate product revenue for several years; if at all. We will not generate funds unless we are able to sell our consumer and commercial and/or agricultural business areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical products. Excluding dividends accreted to preferred stock, we have incurred approximately $76.8 million of losses since our inception, including approximately $10.1 million for the year ended December 31, 2002. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

—	conduct clinical trials;

—	conduct research and development on existing and new product candidates;

—	make milestone and royalty payments;

—	seek regulatory approvals for our product candidates;

—	commercialize our product candidates, if approved;

—	hire additional clinical, scientific and management personnel;

—	add operational, financial and management information systems and personnel; and

—	identify and in- license additional compounds or product candidates.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2003 consistent with prioritizing R&D expenditures. We intend to raise additional capital through the sale of equity securities.

Our future is dependent on our ability to obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Additional equity financing may result in dilution to our shareholders. At our current stock price or if the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce or curtail our operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated March 28, 2003 that includes an explanatory paragraph stating that our recurring losses from operations, accumulated deficit of $76.8 million as of December 31, 2002, and our expectation that we will incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials, among other things, raise substantial doubt about our ability to continue as a going concern.

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100.

While we seek to increase our portfolio of potential products, currently we are not developing a wide array of products. Most of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially adversely affected.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF CLINICAL TRIALS FOR GCS-100

GCS-100 is not currently approved for sale by the FDA or by any other regulatory agency in the world, and GCS-100 may never receive approval for sale or become commercially viable. Before obtaining regulatory approval for the sale of GCS-100 or other product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate safety and efficacy for a particular indication for humans in addition to meeting other regulatory standards. Our success will depend on the successful outcome of our clinical trials.

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

—	we may discover that GCS-100 or another product candidate may cause harmful side effects;

—	we may discover that GCS-100 or another product candidate does not exhibit the expected therapeutic results in humans;

—	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

—	we or the FDA may suspend the clinical trials of GCS-100 or another product candidate;

—	patient recruitment may be slower than expected; and

—	patients may drop out of our clinical trials.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safety and efficacy data necessary for approval. In addition, even if we receive approval, such approval may be limited in scope and hurt the commercial viability of such product. If we are unable to successfully obtain approval of and commercialize any product candidate, this would materially harm our business, impair our ability to generate revenues and adversely impact our stock price.

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A NEW DEVELOPMENT PARTNER.

On December 18, 2002, we and EIS mutually terminated our joint venture and we acquired all outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS. We must either fund the development of GCS-100 ourselves or replace EIS with a new development partner. If we are unable to find a partner to replace EIS, our ability to develop and commercialize GCS-100, and our prospects as a whole, could be materially harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 11 issued U.S. patents having expiration dates ranging from 2013 to 2018. Four of these 11 issued patents relate to GCS-100. We own or exclusively license five foreign patents having expiration dates ranging from 2016 to 2017. Four of these five foreign patents relate to GCS-100. We own or exclusively license nine pending U.S. patent applications, of which five relate to GCS-100 and 29 pending foreign patent applications, of which 19 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

To the extent aspects of our technology may be unpatentable, we may determine to maintain such technology as trade secrets or we may protect such unpatented technology by contractual agreements. Our unpatented technology or similar technology could be independently developed by others. In addition, the contractual agreements by which we protect our unpatented technology and trade secrets may be breached. If our technology is independently developed or our contractual agreements are breached, our technology will be less valuable and our business will be harmed.

There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. We are not involved in any such litigation or proceedings, nor are we aware of any basis for such litigation or proceedings. The patents we exclusively license from Wayne State University and the Karmanos Cancer Institute and the patent application we exclusively license from Dr. David Platt could become subject to a proceeding at the U.S. Patent and Trademark Office to determine priority. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications.

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

We license technology, including GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with Wayne State University and the Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Karmanos Cancer Institute 2% royalties on product sales and up to $3 million in milestone payments and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2006. To maintain our license with Dr. Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales.

The technology we license from third parties would be difficult to replace. The loss of any of these technology licenses would result in delays in the development of our products until equivalent technology, if available, is identified, licensed and integrated and could materially adversely affect our future prospects. The use of replacement technology from other third parties would require us to enter into license agreements with these third parties, which could result in higher royalty payments and a loss of product differentiation.

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We do not maintain our own laboratories; however, we employ four full-time scientific personnel and utilize the services of several scientific consultants. We do utilize laboratory space which we rent on a short-term basis. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier LLC to manufacture GCS-100, CBR Laboratories, Inc., Incell Corporation, LLC and TGA Sciences, Inc. for assay development and third-party contract research organizations, such as ITR Laboratories Canada, Inc. and Beardsworth Consulting Group, Inc. to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as the University of Arizona and St. Bartholomew’s and the Royal London School of Medicine. In addition, we employ several consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs and could devote resources to other customers.

IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY THE AGRICULTURAL AREA OF OUR BUSINESS WILL SUFFER.

Our focus is primarily pharmaceuticals and to a lesser extent agricultural products. We intend to either sell or curtail development of our agricultural products by mid-2003. If we sell our agricultural products, we would seek to receive royalties on future sales of such products. Commercial sales of our proposed agricultural products will substantially depend upon the products’ efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant’s natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take for a purchaser of our agriculture business to gain such acceptance.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until, in the opinion of our management, the size and scope of our business so warrants. While we have established a manufacturing relationship with Hollister-Stier LLC to provide us with GCS-100 that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. Therefore, for the foreseeable future, we will be dependent upon third parties to manufacture our products.

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. Third-party manufacturers may not comply with FDA regulations, or other regulatory requirements relating to the manufacturing of our products, including compliance with good manufacturing practice, or GMP. We do not have control over, other than through contract, third-party manufacturers’ compliance with these regulations and standards. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards. The use of a new manufacturer may cause significant expense and interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO AND MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS THAT MAKE OUR POTENTIAL PRODUCTS OBSOLETE OR NON-COMPETITIVE.

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

According to industry surveys, there are over 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. This research is being conducted by 170 pharmaceutical and biotechnology companies and the National Cancer Institute. We have completed two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer (all comers) and the second enrolled patients with late stage prostate cancer. We also conducted two Phase II(a) clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. In addition, we have completed patient enrollment in a dose escalation Phase I trial in which 12 patients were dosed at up to 80 mg/m2 twice a week.

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 18 drugs in Phase I, 37 drugs in Phase II, 9 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

We believe, based on industry studies, there are, including GCS-100, approximately 36 drugs in Phase I, 64 drugs in Phase II, and 9 drugs in Phase III development for treatment of colorectal cancer. In addition GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Roche Pharmaceuticals’ capecitabine (Xeloda), flourouracil (Adrucil or 5-FU), leucovorin, in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU and Pharmacia’s irinotecan (Camptosar).

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

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA prior to any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our product. By statute and regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

The investigation, manufacture and sale of agricultural products are subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will be able to be commercially marketed for use either in the United States or other countries only by first obtaining the necessary approvals. While we hope to obtain all regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all. We have received approval from the EPA, California and other states for Elexa 4%. In addition, Bb447 has received full approval from the EPA.

REIMBURSEMENT PROCEDURES AND FUTURE HEALTHCARE REFORM MEASURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT OUR ABILITY TO SUCCESSFULLY SELL OR LICENSE ANY PHARMACEUTICAL PRODUCT.

Our ability to successfully sell or license any pharmaceutical product will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients or providers for the costs of our future pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

IF WE ARE UNABLE TO ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PROVIDE SALES, MARKETING AND DISTRIBUTION CAPABILITIES, OR TO CREATE THESE FUNCTIONS OURSELVES, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES.

We do not have any sales, marketing or distribution capabilities. In order to commercialize GCS-100 or other product candidates, if any are approved, we must either make arrangements with third parties to provide sales, marketing and distribution capabilities or acquire or internally develop these functions ourselves. If we obtain FDA approval for GCS-100 or other product candidates, we intend to rely on relationships with one or more pharmaceutical companies or other third parties with established distribution systems and direct sales forces to market GCS-100 or other product candidates. If we decide to market any of our product candidates directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and negatively impact our product development efforts. Moreover, we may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add up to an additional 30 employees over the course of the next two years, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 13 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J. Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

THE BUSINESSES IN WHICH WE ENGAGE HAVE A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED.

The testing, marketing and sale of pharmaceutical and agricultural products entails a risk of product liability claims by patients and others. While we currently maintain product liability insurance, such insurance may not be available at reasonable cost and in the event of a significant adverse event with a patient or customer such insurance would likely be insufficient to cover the full amount of the liability incurred. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such a suit is unsuccessful, our reputation could be damaged and litigation costs and expenditures of management time on such matters could adversely affect our business and financial condition.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING SHARES TO BE ISSUED UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS, WHICH WILL CAUSE DILUTION OF YOUR INTEREST IN US.

As of March 31, 2003, there are outstanding options to purchase 1,711,115 shares of common stock, at a weighted average exercise price of $2.28 per share and warrants to purchase 11,205,524 shares of common stock at a weighted average exercise price of $2.26 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

In July 2001, in connection with a business venture and financing transaction, we issued to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. Between the formation of the joint venture with EIS and its termination in December 2002, we sold 3,471.14862 shares of our Series B convertible non-voting preferred stock to EIS. In addition, in December 2002, we issued 1,209.07035 shares of Series A preferred stock to EIS in exchange for the cancellation of mandatory dividends and the redemption feature. Each share of our Series A preferred stock and Series C preferred stock is convertible after July 10, 2003 into 1,000 shares of our common stock, subject to anti-dilution adjustments. Each share of our Series B preferred stock is presently convertible after December 31, 2003 into 1,000 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. In January 2002, we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, a total of 11,720,333 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series B preferred stock. This amount of shares represents 31.4% of our currently outstanding common stock. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK MAY DECLINE AND THE LIQUIDITY OF AN INVESTMENT IN OUR SECURITIES WOULD DECREASE.

Our common stock could be delisted from The Nasdaq SmallCap Market for the following reasons among others:

•	if the bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days;

•	if our market capitalization falls below $35 million and we have less than $2,500,000 in stockholders’ equity; or

•	if the value of our common stock held by our stockholders (other than our directors, executive officers and 10% stockholders) is less than $1,000,000.

There are other quantitative and qualitative criteria of the Nasdaq SmallCap Market which if violated could lead to delisting of our common stock.

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has been below $1.00 since June 10, 2002. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period to January 21, 2003 to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. In January 2003, under a program implemented on a pilot basis, Nasdaq granted us an additional 180 day grace period ending July 18, 2003 to correct our minimum bid price deficiency because we had in excess of $5,000,000 in stockholders’ equity. Our stockholders’ equity was approximately $6.0 million as of December 31, 2002. In light of the declines in our stock price, our market capitalization has been below $35 million since July 1, 2002.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the “pink sheet.” In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers be accredited investors, which would reduce the number of investors who could purchase our shares. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of March 31, 2003, approximately 22,523,745 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years can sell restricted securities, under certain circumstances, without any quantity limitation.

The sale of these restricted shares including restricted shares that may be sold pursuant to our seven effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

BECAUSE OUR MANAGEMENT COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 7.2% collectively of our currently outstanding shares of common stock. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates shall own approximately 16.0% of our currently outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 36.7% of the outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending March 31, 2003, our common stock has traded at prices ranging from $0.18 to $1.60 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

In addition, the stock market has from time to time, and especially in the last few years, experienced extreme price and volume fluctuations, particularly in the biotechnology sector, which have often been unrelated to the operating performance of particular companies. Current market conditions are particularly unstable and there is a large degree of uncertainty at this time. In general, biotechnology stocks tend to be volatile even during periods of relative market stability because of the high rates of failure and substantial funding requirements associated with biotechnology companies. Market conditions and conditions of the biotechnology sector could negatively impact the price of our common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of GlycoGenesys, Inc.:

We have audited the accompanying consolidated balance sheets of GlycoGenesys, Inc. (formerly SafeScience, Inc.) and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 and 2001 consolidated financial statements based on our audits. The financial statements for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern in their report dated March 20, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2002 and 2001 consolidated financial statements present fairly, in all material respects, the financial position of GlycoGenesys, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $76.8 million as of December 31, 2002. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 28, 2003

The Company is unable to obtain an accountant’s report from Arthur Andersen LLP that meets the technical requirements of Rule 2-02(a) of Regulation S-X. Therefore, pursuant to Rule 2-02(e) of Regulation S-X, the Company has included below a copy of the previously issued Arthur Andersen accountants’ report, which report has not been reissued.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of SafeScience, Inc.:

We have audited the accompanying consolidated balance sheet of SafeScience, Inc. and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $44.0 million as of December 31, 2000. In addition, the Company’s business plan for 2001 is predicated on obtaining additional financing for which the Company has not received any commitments as of March 20, 2001. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Managements’ plan in regard to these matters is described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    ARTHUR ANDERSEN LLP

Boston, Massachusetts

March 20, 2001

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2001	2002
CURRENT ASSETS:
Cash and cash equivalents	$7,977,910	$6,299,006
Due from SafeScience Newco, Ltd.	177,646	—
Prepaid expenses and other current assets	271,899	332,397

Total current assets	8,427,455	6,631,403

PROPERTY AND EQUIPMENT, AT COST:
Computer, office and laboratory equipment	469,253	637,372
Furniture and fixtures	284,748	294,291
Motor vehicles	25,026	25,026

	779,027	956,689
Less accumulated depreciation	437,844	578,502

	341,183	378,187

OTHER ASSETS:
Restricted cash	108,128	108,128
Other	11,670	11,845

Total other assets	119,798	119,973

Total assets	$8,888,436	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2001	2002
CURRENT LIABILITIES:
Accounts payable	$1,094,872	$591,785
Accrued license fees	451,164	—
Accrued commissions	416,447	—
Accrued liabilities	434,592	351,758
Net liabilities of discontinued operations	326,780	146,612

Total current liabilities	2,723,855	1,090,155

Preferred stock, liquidation value $13,885,874	15,091,827	—
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, liquidation value $21,045,626	—	108
Common stock, $.01 par value
Authorized—100,000,000 and 200,000,000 shares at December 31, 2001 and 2002, respectively
Issued and outstanding—33,568,952 and 37,251,457 shares at December 31, 2001 and 2002, respectively	335,690	372,515
Additional paid-in capital	60,100,645	85,144,543
Note receivable from former officer-issuance of common stock	(2,675,000)	(2,675,000)
Accumulated deficit	(66,688,581)	(76,802,758)

Total stockholders’ equity (deficit)	(8,927,246)	6,039,408

Total liabilities and stockholders’ equity (deficit)	$8,888,436	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

Consolidated Statements of Operations

	Years Ended December 31,
	2000	2001	2002
OPERATING EXPENSES:
Research and development	$6,182,150	$4,291,064	$1,961,033
General and administrative	4,093,507	4,045,088	3,838,348
Restructuring charge (credit)	1,478,956	(177,283)	—

Total operating expenses	$11,754,613	$8,158,869	$5,799,381

Operating loss	$(11,754,613)	$(8,158,869)	$(5,799,381)
Other income (expense):
Equity in loss of SafeScience Newco, Ltd.	—	(14,188,470)	(4,418,206)
Interest income	216,842	187,721	96,056
Other income (expense)	(243,373)	(33,345)	7,354

Total other income (expense)	(26,531)	(14,034,094)	(4,314,796)
Loss from continuing operations	(11,781,144)	(22,192,963)	(10,114,177)
Loss from discontinued operations	(5,489,167)	(533,200)	—

Net loss	(17,270,311)	(22,726,163)	(10,114,177)
Accretion of preferred stock dividends	—	(404,273)	(2,725,387)

Net loss applicable to common stock	$(17,270,311)	$(23,130,436)	(12,839,564)

Basic and diluted net loss per common stock from continuing operations	$(0.64)	$(0.82)	$(0.35)
Basic and diluted net loss per common stockfrom discontinued operations	(0.30)	(0.02)	—

Basic and diluted net loss per common stock	$(0.94)	$(0.84)	$(0.35)

Weighted average number of common shares outstanding	18,314,819	27,612,020	37,133,591

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

	Common Stock		Preferred Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 1999	16,835,924	$168,359	—	—	$33,719,865
Private Placements	4,778,184	68,142	—	—	14,783,101
Cashless exercise of warrants	2,262,256	2,262	—	—	(2,262)
Reclassification to other equity	—	—	—	—	(866,216)
Exercise of common stock options	44,376	444	—	—	(444)
Common stock issued for services and wages	93,287	933	—	—	804,562
Common stock redeemed in payment of notes receivable	(15,523)	(155)	—	—	(195,422)
Net loss	—	—	—	—	—

BALANCE, DECEMBER 31, 2000	23,998,504	239,985	—	—	48,243,184
Common stock issued as part of private placements, net of $906,227 in issuance costs	5,624,516	56,246	—	—	6,585,043
Common stock issued pursuant to exercise of warrants	765,526	7,655	—	—	858,922
Common stock issued for license purchase	160,000	1,600	—	—	198,400
Exercise of common stock options	195,000	1,950	—	—	273,614
Common stock issued for services and wages	125,406	1,254	—	—	107,355
Amortization of value of warrants issued for license	—	—	—	—	1,046,730
Accreted dividends on Series A Preferred stock	—	—	—	—	(404,273)
Common stock issued as part of private placements, net of $318,330 in issuance costs	2,700,000	27,000	—	—	3,191,670
Net loss	—	—	—	—	—

BALANCE, DECEMBER 31, 2001	33,568,952	335,690	—	—	60,100,645
Common stock issued as part of private placements, net of $581,119 in issuance costs	3,128,588	31,286	—	—	5,200,091
Common stock issued pursuant to exercise of warrants	415,779	4,158	—	—	—
Exercise of common stock options	16,100	161	—	—	2,336
Common stock issued for services and wages	122,038	1,220	—	—	41,602
Amortization of value of warrants issued for license	—	—	—	—	615,262
Series B convertible preferred issued as part of private placements, net of $341,503 in issuance costs	—	—	2,608.44	$26	4,092,849
Accreted dividends on preferred stock	—	—	1,209.07	13	—
Reclassification of preferred stock	—	—	6,923.94	69	15,091,758
Net loss	—	—	—	—	—

BALANCE, DECEMBER 31, 2002	37,251,457	$372,515	10,741.45	$108	$85,144,543

(Continued)

	Note Receivable from Former Officer	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE, DECEMBER 31, 1999	$(2,675,000)	$(26,692,107)	$4,521,117
Private Placements	—	—	14,851,243
Cashless exercise of warrants	—	—	—
Reclassification to other equity	—	—	(866,216)
Exercise of common stock options	—	—	—
Common stock issued for services and wages	—	—	805,495
Common stock redeemed in payment of notes receivable	—	—	(195,577)
Net loss	—	(17,270,311)	(17,270,311)

BALANCE, DECEMBER 31, 2000	(2,675,000)	(43,962,418)	1,845,751
Common stock issued as part of private placements, net of $906,227 in issuance costs	—	—	6,641,289
Common stock issued pursuant to exercise of warrants	—	—	866,577
Common stock issued for license purchase	—	—	200,000
Exercise of common stock options	—	—	275,564
Common stock issued for services and wages	—	—	108,609
Amortization of value of warrants issued for license	—	—	1,046,730
Accreted dividends on Series A Preferred stock	—	—	(404,273)
Common stock issued as part of private placements, net of $318,330 in issuance costs	—	—	3,218,670
Net loss	—	(22,726,163)	(22,726,163)

BALANCE, DECEMBER 31, 2001	(2,675,000)	(66,688,581)	(8,927,246)
Common stock issued as part of private placements, net of $581,119 in issuance costs	—	—	5,231,377
Common stock issued pursuant to exercise of warrants	—	—	4,158
Exercise of common stock options	—	—	2,497
Common stock issued for services and wages	—	—	42,822
Amortization of value of warrants issued for license	—	—	615,262
Series B preferred stock issued as part of private placements, net of $341,503 in issuance costs	—	—	4,092,875
Accreted dividends on preferred stock	—	—	13
Reclassification of preferred stock	—	—	15,091,827
Net loss	—	(10,114,177)	(10,114,177)

BALANCE, DECEMBER 31, 2002	$(2,675,000)	$(76,802,758)	$6,039,408

(Concluded)

The accompanying notes are an integral part of these consolidated financial statements

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(17,270,311)	$(22,726,163)	$(10,114,177)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Operating expenses paid in common stock, options and warrants	805,495	382,223	42,822
Amortization of value of warrants issued for license	—	1,046,730	615,262
Common stock issue for license purchase	—	200,000	—
Compensation charges related to loan forgiveness	336,768	—	—
Equity adjustment in SafeScience Newco, Ltd.	—	14,188,470	4,418,206
Depreciation	160,662	112,912	140,658
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	—	(892,691)	(1,806,187)
Prepaid expenses and other current assets	(118,075)	16,235	(60,498)
Accounts payable	1,033,153	(265,743)	(503,087)
Accrued liabilities	133,044	580,587	(950,445)
Net assets of discontinued operations	724,060	—	—
Net liabilities of discontinued operations	908,571	(581,791)	(180,168)

Net cash used in operating and discontinued activities	(13,286,633)	(7,939,231)	(8,397,614)

Cash flows from investing activities:
Purchase of property and equipment	(138,913)	(16,733)	(177,662)
Other	(255,411)	189,650	(175)
Loans to related parties	—	128,659	—

Net cash provided by (used in) investing activities	(394,324)	301,576	(177,837)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	12,851,243	9,859,959	5,231,377
Proceeds from exercise of warrants and stock options	—	2,300	6,655
Proceeds from sale of Series B preferred stock, net of issuance costs	—	(125,377)	1,658,515
Proceeds from sale of Series C preferred stock, net of issuance costs	—	1,331,330	—
Proceeds from stock subscription receivable	—	2,000,000	—

Net cash provided by financing activities	12,851,243	13,068,212	6,896,547

Net increase (decrease) in cash and cash equivalents	(829,714)	5,430,557	(1,678,904)
Cash and cash equivalents, beginning balance	3,377,067	2,547,353	7,977,910

Cash and cash equivalents, ending balance	$2,547,353	$7,977,910	$6,299,006

Supplemental disclosure of noncash financing activities:
Reclassification of preferred stock	$—	$—	$15,091,827

Series A preferred stock issued for investment in SafeScience Newco Ltd.	$—	$12,015,000	$—

Issuance of common stock upon exercise of adjustable warrant	$—	$866,216	$—

Series B preferred stock issued for expenses of joint venture	$—	$1,466,601	$2,434,360

Dividends accreted on Series A and Series B preferred stock	$—	$404,273	$2,725,387

Exchange of common stock for notes receivable	$195,577	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,451	$33,345	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1)    ORGANIZATION AND OPERATIONS

GlycoGenesys, Inc. (together with its subsidiaries, the “Company,”) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. At December 31, 2002, GlycoGenesys, Inc. has three wholly owned subsidiaries: International Gene Group, Inc., SafeScience Newco, Ltd. and SafeScience Products, Inc. The Company focuses on the development of carbohydrate-based pharmaceutical products and related technologies in connection with oncology and other life threatening and/or debilitating diseases. The Company has also developed agricultural products, some of which are also based upon carbohydrate chemistries. The therapeutic products will be either licensed from or jointly developed with third parties. The Company maintains an office in Boston, Massachusetts.

In July 2001, the Company and Elan International Services, Ltd. (“EIS”) formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering the development of the Company’s drug candidate GCS-100 in the field of oncology. The joint venture agreement was subsequently terminated on December 18, 2002 (See Note 3).

As of December 31, 2002, the Company has an accumulated deficit of approximately $76.8 million. In the most recent fiscal year, the Company reported a net loss of $10.1 million and used approximately $8.4 million in cash from operations.

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

Despite its accumulated deficit, the Company had a net working capital position of approximately $5.5 million at December 31, 2002. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the fourth quarter of 2003. The Company intends to raise additional equity financing to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from equity securities. Through December 31, 2002, the Company had been successful in raising approximately $63.2 million from such sales of equity securities. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash.

The Company has not obtained commitments from any existing or potential investors to provide additional financing as of March 28, 2003. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. There is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation

The Company’s consolidated financial statements include the accounts of GlycoGenesys, Inc. and its wholly owned subsidiaries: International Gene Group, Inc., SafeScience Products, Inc., and since December 18, 2002, SafeScience Newco, Ltd. All material intercompany transactions and accounts have been eliminated in the consolidated financial statements.

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

(c)  Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2002 and 2001 include approximately $573,023 and $664,587 in cash and approximately $5,725,983 and $7,313,323 in cash equivalents, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under an irrevocable standby letter of credit. The letter of credit serves as a security for the Company’s facility lease. The funds are being held in an investment account. Such amounts are classified as long-term assets.

(d)  Impairment of Long-Lived Assets

The Company assesses long-lived assets and identifiable intangibles for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

(e)  Depreciation

The Company provides for depreciation using straight-line and accelerated declining balance methods to allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Computer, office and laboratory equipment	3 – 5 years
Furniture and fixtures	7 years
Motor vehicles	4 years

(f)  Research and Development

Research and development costs, which consist primarily of expenses for clinical trials, preclinical research, drug manufacturing for clinical trials, sponsored research, consultants, supplies and testing, are charged to operations as incurred.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)  Net Loss Per Share

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. The following were excluded from the diluted loss per share calculation because their impact would be antidilutive:

	2000	2001	2002
Warrants	2,665,104	8,227,230	11,222,024
Options	1,163,417	1,118,542	1,417,115
Shares issuable upon conversion of preferred stock	—	6,923,945	10,741,449

	3,828,521	16,269,717	23,380,588

(h)  Disclosures About Segments of an Enterprise

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Due to the discontinuation of its consumer and commercial products business (see Note 5), the Company operates in one segment.

(i)  Concentrations of Risk

The Company has no significant off-balance-sheet risk or credit risk concentrations. The Company maintains its cash and cash equivalents with a financial institution and invests in investment-grade securities.

(j)  Financial Instruments

The estimated fair values of the Company’s consolidated financial instruments, which include cash equivalents, and accounts payable, approximate their carrying value due to the short maturity of these instruments.

(k)  Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 6. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	2000	2001	2002
Net loss applicable to common stock, as reported	$(17,270,311)	$(23,130,436)	$(12,839,564)
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,280,465)	(1,022,669)	(837,169)

Pro forma net loss applicable to common stock	$(18,550,776)	$(24,153,105)	$(13,676,733)

Basic and diluted net loss per common stock, as reported	$(0.94)	$(0.84)	$(0.35)

Pro forma basic and diluted net loss per common stock	$(1.01)	$(0.87)	$(0.37)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2000, 2001 and 2002, respectively: (1) risk-free interest rates of 5.2%, 4.3% and 3.9%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 5, 9.3 and 7.6 years, respectively; and (4) volatility of 150%, 99.5% and 131%, respectively. The weighted average fair value of options granted during the years ended December 31, 2000, 2001 and 2002 was $2.44, $1.36 and $1.53, respectively. Results may vary depending on the assumptions applied within the model.

Stock or other equity-based compensation for non-employees is accounted for under the fair value-based method as required by SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and other related interpretations. Under this method, the equity-based instrument is valued at either the fair value of the consideration received or the equity instrument issued on the date of grant. The resulting compensation cost is recognized and charged to operations over the service period, which is usually the vesting period.

(l)  Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”, the objective of which is to recognize the amount of current and deferred income taxes payable or refundable at the date of the consolidated financial statements as a result of all events that have been recognized in the accompanying consolidated financial statements, as measured by enacted tax laws.

(m)  Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS No. 148 in 2002 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company will continue to apply APB Opinion 25 to its awards of stock-based compensation to employees.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain other recently issued accounting pronouncements became effective for the Company during 2002. The adoption of these pronouncements during 2002 had no impact on the Company’s financial position or results of operations. In addition, certain new accounting pronouncements have been issued, but not yet adopted by the Company. Management does not believe that any of these new accounting pronouncements will have a significant impact on the Company’s financial statements when they are adopted by the Company.

(n)  Reclassification

Certain items in the 2001 consolidated financial statements have been reclassified to conform to their 2002 presentation.

(3)    JOINT VENTURE WITH ELAN INTERNATIONAL SERVICES

At the time SafeScience Newco, Ltd. was formed, EIS purchased 2,700,000 shares of the Company’s common stock, 1,116.79 shares of the Company’s Series C non-voting convertible preferred stock (“Series C Preferred Stock”), which is convertible at the option of the holder into the Company’s common stock at anytime after July 10, 2003, and a five-year warrant to purchase 381,679 shares of common stock at an exercise price of $2.43 per share. The aggregate purchase price of $5,000,000 was paid in cash.

Also, EIS was issued 4,944.44 shares of the Company’s newly created Series A convertible preferred stock (“Series A Preferred Stock”) valued at $12,015,000 (See Note 7). Each share is convertible into 1,000 shares of common stock, subject to anti-dilution rights. The Series A Preferred Stock was, at EIS’s option, exchangeable for non-voting preferred shares of SafeScience Newco, Ltd. (“Newco Preferred Shares”), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of SafeScience Newco, Ltd. (“Aggregate Newco Shares”).

The Company used the $12,015,000 from its issuance of the Series A Preferred Stock to acquire 80.1% of the Aggregate Newco Shares. This acquisition consisted of 100% of the voting common shares of SafeScience Newco, Ltd. (“Newco Common Shares”) and 60.2% of the Newco Preferred Shares, which represented 50.0% and 30.1%, respectively, of the Aggregate Newco Shares. In addition, EIS contributed $2,985,000 to SafeScience Newco, Ltd. to acquire 39.8% of the Newco Preferred Shares, which represented 19.9% of the Aggregate Newco Shares.

In addition, Elan granted SafeScience Newco, Ltd. a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000 and the Company granted SafeScience Newco, Ltd. a license to GCS-100 in the field of oncology as an integral part of these transactions. Upon SafeScience Newco, Ltd.’s completing this transaction, the cost of the Elan license was expensed at inception as a research and development cost by SafeScience Newco, Ltd. because revenues resulting from such technology were not likely in the foreseeable future. The Company’s share of this expense was approximately $12,015,000 and is included in equity in loss of SafeScience Newco, Ltd. in the accompanying consolidated statement of operations for the year ended December 31, 2001.

On December 18, 2002, the Company entered into a termination agreement with Elan for the termination of the Company’s joint venture. Pursuant to the termination agreement, the Company acquired Elan’s Newco Preferred Shares in exchange for a royalty interest on certain future revenues and payments related to GCS-100. Under the termination agreement, such royalty payments, if any, are to be offset by certain development costs to be incurred by the Company. The Company regained all intellectual property, development

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and marketing rights to GCS-100. The Company now owns 100% of the Aggregate Newco Shares. In addition, the Company received approximately $1.9 million for net reimbursement of R&D expenditures relating to GCS-100 and issued Elan 1,176.47059 shares of GlycoGenesys Series B convertible preferred stock, convertible into GlycoGenesys common stock at $1.70 per share.

A discounted cash flow analysis was applied to both the estimated future royalty payments and the offsetting development costs to be incurred by the Company to measure the cost of the acquisition and the related liability. The valuation of the royalty liability was determined using an income approach, discounted based on the estimated likelihood that such payments will ultimately be required. Based upon this analysis, the Company believes that the fair value of the development costs to be reimbursed by Elan approximates the fair value of the estimated future royalty payments. Accordingly no liability for the future contingent royalty payments has been reflected in the Company’s financial statements.

In connection with the joint venture termination, the exchange feature of GlycoGenesys Series A Preferred Stock, which allowed Elan to convert its Series A Preferred Stock into an additional 30% interest in SafeScience Newco, and the mandatory redemption feature were cancelled. GlycoGenesys Series A Preferred Stock is now only convertible into GlycoGenesys common stock at $2.43 a share. As a result of the cancellation of the exchange feature, the Company has reclassified its Series A preferred stock into stockholders’ equity, which increased its equity by approximately $13.1 million. In addition, the Company issued 1,209.07 shares of Series A Preferred Stock to Elan representing the acceleration of dividends on the Series A Preferred Stock through September 2004, which were originally scheduled to be paid annually through July 2007. No further dividends will be paid.

During the period the joint venture was in operation, EIS had retained significant minority investor rights that the Company considered to be “participating rights” as defined in EITF Issue 96-16 “Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights”. EIS’s participating rights prevented the Company from exercising sole control over SafeScience Newco, Ltd. Accordingly, the Company did not consolidate the financial statements of SafeScience Newco, Ltd. but instead accounted for its investment in SafeScience Newco, Ltd. using the equity method. Because the Company obtained control of SafeScience Newco on December 18, 2002, SafeScience Newco has been consolidated with the Company’s consolidated financial statements since that date. SafeScience Newco had operating expenses and a net loss of $17,713,455 and $5,147,882 for the years ended December 31, 2001 and 2002, respectively.

(4)    RESTRUCTURING CHARGE

During the second quarter of 2000, the Company implemented a restructuring plan to reduce the size and realign its organization to conform with strategic changes primarily related to the reduction in scope of the consumer and industrial products operations. The major components of the restructuring relate to the elimination of approximately 8 employees across the following functions: sales and marketing (6), general and administrative (1), and research and development (1). Components of the charge include severance and other related expenses. At December 31, 2002, approximately $184,000 of accrued restructuring charges remained which is comprised of severance costs. This liability is included in accrued liabilities in the accompanying balance sheets. Approximately $372,000 of the expense has been paid by the issuance of common stock. The total cash paid through December 31, 2002 was approximately $677,000.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring reserve activities for the years ended December 31, 2000, 2001 and 2002 were as follows:

	Estimated Expense	Reductions in Estimated Liability	Revised Estimated Liability	Paid During 2000	Remaining Balance December 31, 2000
Severance and Benefits	$1,410,000	$(246,044)	$1,163,956	$(737,956)	$426,000
Litigation	100,000	—	100,000	—	100,000
Other	215,000	—	215,000	(215,000)	—

Total	$1,725,000	$(246,044)	$1,478,956	$(952,956)	$526,000

	Remaining Balance December 31, 2000	Reductions in Estimated Liability	Revised Estimated Liability	Paid During 2001	Remaining Balance December 31, 2001
Severance and Benefits	$426,000	$(145,444)	$280,556	$(90,482)	$190,074
Litigation	100,000	(100,000)	—	—	—

Total	$526,000	$(245,444)	$280,556	$(90,482)	$190,074

	Remaining Balance December 31, 2001	Reductions in Estimated Liability	Revised Estimated Liability	Paid During 2002	Remaining Balance December 31, 2002
Severance and Benefits	$190,074	—	—	$(6,050)	$184,024

Total	$190,074	—	—	$(6,050)	$184,024

(5)    DISCONTINUED OPERATIONS

On November 15, 2000, the Company engaged a merchant bank to explore alternatives including sale or other disposition of the Company’s consumer, commercial and agriculture business areas. The Company terminated operations of the consumer and commercial product business areas on February 23, 2001 and began the process of liquidating the assets and liabilities pertaining to those operations.

Accordingly, the Company treated its consumer and commercial products operations as a discontinued operation in accordance with APB Opinion No. 30. For the year ended December 31, 2000, the Company recorded a reserve in the amount of $1,750,000 which includes approximately $983,000 to reduce the carrying value of assets to their estimated liquidation value and a liability of approximately $767,000 to accrue for the cost of closing the operations. For the year ended December 31, 2001, the Company recorded additional expenses totaling $533,200 related to discontinued operations, $186,629 of which related to an additional loss on disposal of assets and $346,571 of which related to an accrual for additional rent expense for space that the Company was unable to sublet. The liability for discontinued operations was reduced by payments made in 2001 and other adjustments in 2002.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net losses of these operations are included in the statements of operations under discontinued operations. The loss from discontinued operations consists of the following:

	Years Ended December 31,
	2000	2001
Revenues	$1,354,898	$—
Cost of goods sold	1,229,508	186,629

Gross margin	125,390	(186,629)

Marketing	3,566,900	—
General and administrative	—	346,571
Research and development	297,657	—

Total expenses	3,864,557	346,571

Operating loss	(3,739,167)	(533,200)
Provision for loss on disposal	(1,750,000)	—

Loss from discontinued operations	$(5,489,167)	$(533,200)

There were no operating activities associated with discontinued operations for the year ended December 31, 2002.

(6)    STOCKHOLDERS’ EQUITY (DEFICIT)

(a)  Authorized Shares

The authorized capital stock of GlycoGenesys, Inc. consists of 205,000,000 shares consisting of 200,000,000 shares of common stock, $0.01 par value per share, of which 37,251,457 were outstanding as of December 31, 2002 and 5,000,000 shares of preferred stock of which 10,741.45 shares were outstanding as of December 31, 2002.

(b)  Sales of Common Stock

In 2000, the Company sold 484,429, 333,334 and 3,960,421 shares of common stock at $14.45, $12.00 and $1.1875 per share, respectively. Warrants to purchase 108,996, 83,334 and 1,964,168 shares of common stock were included in each transaction, respectively. The Company also issued 2,262,256 shares of common stock for warrants exercised on a cashless basis and issued warrants to purchase 457,606 shares of common stock to investors and brokers.

In 2001, the Company sold 775,000, 2,700,000, 470,370 and 4,280,362 shares of common stock at a weighted average price of $1.13, $1.31, $1.35 and $1.33 per share, respectively. Warrants to purchase 420,000, 381,679, 235,186 and 2,311,402 shares of common stock were included in each transaction, respectively. The Company also issued 765,526 shares of common stock for warrants exercised including 729,445 shares which were exercised on a cashless basis. The Company recorded the warrants exercised on a cashless basis as other equity in an amount equal to the fair market value of $866,216 as of December 31, 2000.

In 2002, the Company sold 3,128,588 shares of common stock at a weighted average price of $1.86 per share. Warrants to purchase 2,256,457 shares of common stock at a weighted average exercise price of $2.25 and 903,243 shares at an exercise price of $0.01 were issued in connection with this transaction. The Company also issued warrants to purchase 250,873 shares of common stock to brokers. The Company issued 415,779 shares of common stock for warrants exercised for proceeds of $4,158 and 122,038 shares of common stock for services rendered valued at $42,822.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)  Stock Option Plans

The Company has a Nonqualifying Stock Option Plan (“1996 Plan”) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from the date of issuance. The Company may issue these options to its officers, directors, employees, consultants and advisors. As of December 31, 2002, no shares were available for future grant.

Effective December 1, 1998, the Company adopted the 1998 Stock Option Plan (“1998 Plan”) under which 600,000 shares of common stock were reserved for issuance under option agreements. As with the 1996 Plan, the exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from the date of issuance. As of December 31, 2002, 419,458 shares were available for future grant.

Effective June 7, 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”) under which 1,000,000 shares of common stock were reserved for issuance under option agreements, stock appreciation rights, stock awards and performance awards. On June 5, 2001, the 2000 Plan was amended to increase the number to 2,250,000 shares of common stock reserved for issuance. As with the 1998 Plan, the exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and certain consultants and advisors. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2002, options to purchase 913,285 shares were available for future grant.

The following table summarizes stock option activity related to employees and consultants:

	Number Of Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 1999	585,424	$10.42
Granted	768,357	4.22
Exercised	(44,376)	0.01
Cancelled	(145,988)	13.00

Balance, December 31, 2000	1,163,417	6.39
Granted	425,629	0.72
Exercised	(195,000)	0.01
Cancelled	(275,504)	5.34

Balance, December 31, 2001	1,118,542	5.69
Granted	693,500	1.69
Exercised	(16,100)	0.16
Cancelled	(378,827)	9.80

Balance, December 31, 2002	1,417,115	$2.69

Exercisable at December 31, 2000	596,236	$8.89

Exercisable at December 31, 2001	806,869	$6.67

Exercisable at December 31, 2002	844,973	$3.19

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.5336 – $ 0.7154	141,800	9.67	$0.56	12,648	$0.56
0.9500 – 0.9500	5,000	1.43	0.95	5,000	0.95
1.4700 – 1.4700	181,900	8.72	1.47	146,900	1.47
1.7800 – 1.7800	140,000	4.97	1.78	89,997	1.78
2.0900 – 2.0900	444,600	9.01	2.09	142,863	2.09
2.3500 – 3.4375	199,847	5.07	2.86	199,847	2.86
4.9700 – 4.9700	225,000	7.53	4.97	168,750	4.97
5.5000 – 17.1875	77,431	4.71	7.33	77,431	7.33
17.8125 – 17.8125	1,095	0.53	17.81	1,095	17.81
20.3750 – 20.3750	442	0.53	20.38	442	20.38

$ 0.5336 – $20.3750	1,417,115	7.58	$2.69	844,973	$3.19

(d)  Warrants

The following table summarizes all warrant activity in connection with equity financing:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 1999	75,000	$10.40
Granted	4,872,360	2.05
Exercised	(2,262,256)	0.00
Expired	(20,000)	6.00

Balance, December 31, 2000	2,665,104	4.01
Granted	6,385,857	1.51
Exercised	(765,526)	0.00
Cancelled	(58,205)	11.34

Balance, December 31, 2001	8,227,230	2.40
Granted	3,410,573	1.63
Exercised	(415,779)	0.01

Balance, December 31, 2002	11,222,024	$2.26

Exercisable, December 31, 2000	2,665,104	$4.01

Exercisable, December 31, 2001	7,400,667	$2.54

Exercisable, December 31, 2002	11,222,024	$2.26

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2002, the Company granted 3,410,573 warrants in connection with the issuance of common stock discussed in Note 6(b) and the Series B stock issued in December 2002.

(7)    PREFERRED STOCK

(a)  Authorized, Issued and Outstanding

The Company’s preferred stock, $0.01 par value, consisted of the following at December 31, 2001 and 2002:

Series A convertible preferred stock, 7,500 shares authorized; 4,944.44 and 6,153.51 shares issued and outstanding as of December 31, 2001 and 2002, respectively (liquidation value $12,419,273 and $14,953,041, respectively).

Series B convertible preferred stock, 6,000 shares authorized; 862.71 and 3,471.15 shares issued and outstanding as of December 31, 2001 and 2002, respectively (liquidation value $1,466,601 and $6,092,585, respectively).

Series C convertible preferred stock, 1,117 shares authorized; 1,116.79 shares issued and outstanding as of December 31, 2001 and 2002, respectively.

(b)  Classification of Preferred Stock

Prior to April 16, 2002, the Company’s Series B and C preferred stock were reported as temporary equity because each contained features that could result in the redemption of such shares for cash at the option of the holder. On April 16, 2002, the appropriate provisions of the Series B and C stock agreements were amended, and, accordingly, the Company reclassified the Series B and C preferred stock to stockholders’ equity.

Prior to December 18, 2002, the Company’s Series A preferred stock was reported as temporary equity because it was exchangeable by the holder into assets of the Company. In connection with the termination of the Company’s joint venture agreement with Elan on December 18, 2002, the exchange feature was cancelled, and, accordingly, the Company reclassified the Series A preferred stock to stockholders’ equity (see Note 3).

(C)  Rights and Preferences

Series A Preferred Stock

Dividends

If the Board of Directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior or pari passu to the Series A Preferred Stock, the holders of Series A Preferred Stock will be

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A Preferred Stock could be converted on the record date for such dividend.

Liquidation

Upon the Company’s liquidation, dissolution or winding up, upon a change in control approved by the Board of Directors or a sale of all or substantially all of the assets of the Company (each “a Liquidation”), the holders of Series A Preferred Stock will be entitled to receive before any distribution or payment is made to the holders of Common Stock or any other series of preferred stock ranking, as to liquidation rights, junior to the Series A Preferred Stock, and subject to the liquidation rights and preferences of any class or series of preferred stock senior to, or on a parity with, the Series A Preferred Stock as to liquidation preferences, an amount equal to $2,430 per share, as adjusted for stock splits, stock dividends, recapitalizations and the like, plus any accrued and unpaid dividends.

If, upon a Liquidation, the assets and funds available for distribution to stockholders are insufficient to pay the holders of Series A Preferred Stock the full amounts to which they are entitled, then the holders of Series A Preferred Stock will share ratably, together with the holders of capital stock with the same liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

After payment is made in full to the holders of Series A Preferred Stock and the holders of capital stock with pari passu liquidation preferences, the remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series A Preferred Stock and the holders of capital stock with pari passu liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class or series of capital stock convertible into shares of Common Stock.

Voting Rights

Holders of Series A Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend the articles of incorporation so as to affect adversely the shares of Series A Preferred Stock, (ii) change the rights of the holders of the Series A Preferred Stock in any other respect, or (iii) authorize, create, designate or issue any additional equity securities having any rights that are senior or pari passu to the Series A Preferred Stock with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series A Preferred Stock, voting separately as a class.

Conversion

Each share of Series A Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into the number of shares of Common Stock equal to the Series A liquidation preference divided by $2.43. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in the Company’s articles of incorporation. In the event of a merger in which our stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series A Preferred Stock will automatically convert at our option or upon the election of the holders of at least a majority of the outstanding shares of Series A Preferred Stock, into Common Stock at the applicable conversion rate.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Anti-Dilution Adjustments

The conversion rate for the Series A Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of our Common Stock, and certain issuances of capital stock at below the lower of the Series A conversion price and 75% of the fair market value of the Common Stock as described in the articles of incorporation.

Redemption

In connection with the joint venture termination on December 18, 2002, discussed in Note 3, the mandatory redemption feature on the Series A Preferred Stock was cancelled.

Series B Preferred Stock

Dividends

The Series B Preferred Stock receives a 7% annual dividend, payable in kind. If the Board of Directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior or pari passu to the Series B Preferred Stock, the holders of Series B Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series B Preferred Stock could be converted on the record date for such dividend.

Liquidation

Upon a Liquidation, the holders of Series B Preferred Stock will be entitled to receive before any distribution or payment is made to the holders of Common Stock or any other series of preferred stock ranking, as to liquidation rights, junior to the Series B Preferred Stock, and subject to the liquidation rights and preferences of any class or series of preferred stock senior to, or on a parity with, the Series B Preferred Stock as to liquidation preferences, an amount equal to $1,700 per share, as adjusted for stock splits, stock dividends, recapitalizations and the like, plus any accrued and unpaid dividends.

If, upon a Liquidation, the assets and funds available for distribution to stockholders are insufficient to pay the holders of Series B Preferred Stock the full amounts to which they are entitled, then the holders of Series B Preferred Stock will share ratably, together with the holders of capital stock with the same liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

After payment is made in full to the holders of Series B Preferred Stock and the holders of capital stock with pari passu liquidation preferences, the remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series B Preferred Stock and the holders of capital stock with pari passu liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class or series of capital stock convertible into shares of Common Stock.

Voting Rights

Holders of Series B Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend the articles of incorporation so as to affect adversely the shares of Series B Preferred Stock, (ii) change the rights of the holders of the Series B Preferred Stock in any other respect, or (iii) authorize, create, designate or issue any additional equity securities having any rights that are senior or pari passu to the Series B

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series B Preferred Stock, voting separately as a class.

Conversion

Each share of Series B Preferred Stock is convertible at any time after December 31, 2003, at the option of the holder, into the number of shares of Common Stock equal to the Series B liquidation preference divided by $1.70. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in the articles of incorporation. In the event of a merger in which the Company’s stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series B Preferred Stock will automatically convert at the Company’s option or upon the election of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, into Common Stock at the applicable conversion rate.

Anti-Dilution Adjustments

The conversion rate for the Series B Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of the Company’s Common Stock, and certain issuances of capital stock at below the lower of the Series B conversion price and 75% of the fair market value of the Common Stock as described in the Company’s articles of incorporation.

Redemption

Shares of Series B Preferred Stock are not redeemable.

Series C Preferred Stock

Dividends

The Series C Preferred Stock do not bear a dividend.

Liquidation

Upon our liquidation, dissolution or winding up, upon a change in control or a sale of all or substantially all of the assets of the Company, the holders of Series C Preferred Stock will be entitled to receive, together with and on the same basis as the holders of Common Stock and subject to the rights of holders of senior classes or series of capital stock, our assets in proportion to the number of shares of Common Stock into which the Series C Preferred Stock held by such holder are convertible.

Voting Rights

Except as required by law, holders of Series C Preferred Stock are not entitled to vote on matters submitted to holders of Common Stock or any other class of capital stock.

Conversion

Each share of Series C Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into 1,000 shares of Common Stock. The applicable conversion rate will be adjusted upon the

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurrence of various dilutive and other events specified in the Company’s articles of incorporation. In the event of a merger in which the Company’s stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series C Preferred Stock will automatically convert at the Company’s option or upon the election of the holders of at least a majority of the outstanding shares of Series C Preferred Stock, into Common Stock at the applicable conversion rate.

Anti-Dilution Adjustments

The conversion rate for the Series C Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations described in our articles of incorporation.

Redemption

Shares of Series C Preferred Stock are not redeemable.

(8)    RELATED PARTY TRANSACTIONS

In January 1994, the Company agreed that one of its founders, Dr. David Platt, would receive a royalty of 2% of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement includes a requirement that the royalties paid in the ninth year of this agreement and all subsequent years meet a minimum requirement of $50,000. If this requirement is not met, Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on 60 days’ notice. The Company accrued a $50,000 liability as of December 31, 2002, which was subsequently paid.

On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note is $2,675,000, and accrues interest at 4.92% per annum, compounded semi-annually. Mr. Salter pledged the 250,000 shares of common stock as collateral. The loan is non-recourse and is secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, will be due on June 15, 2004. The principal balance outstanding as of December 31, 2002 is $2,675,000 and is reported as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

The Board agreed to compensate Mr. Hughes for services rendered beyond his role as a director, effective October 1, 2001, in the amount of $1,200 per day, not to exceed $60,000 per year. The Company terminated this agreement in July 2002. Mr. Hughes received $28,681 in connection therewith for the period from January 1, 2002 through June 30, 2002.

(9)    COMMITMENTS AND CONTINGENCIES

(a)  Clinical Trials

The Company has retained Beardsworth Consulting Group, a full-service contract research organization (“CRO”), to support its clinical trial program. They provide clinical research management, study and medical

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monitoring, data management and medical writing. The total cost of Beardsworth’s services through June 30, 2003, is estimated to be approximately $1,228,000, of which $913,000 has been paid or accrued as of December 31, 2002. The remaining $315,000 is expected to be paid by June 30, 2003. In addition, the CRO costs associated with the planned future Phase I and Phase II/III trials are estimated at $650,000 for fixed costs for each trial plus $10,000 per patient. There are additional non-CRO costs associated with the Company’s planned future clinical trials of approximately $20,000 per patient.

(b)  Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in March 2005. The Company also leases certain equipment under operating leases.

Minimum future payments under the operating leases as of December 31, 2002 for each of the next three calendar years are approximately as follows:

Years ending December 31,	($000)
2003	$429
2004	449
2005	120

$998

Rent expense in the accompanying consolidated statements of operations was approximately $395,000, $388,000 and $378,000, in 2000, 2001 and 2002, respectively.

(c)  Joint Venture Termination

In connection with the termination of the Company’s SafeScience Newco joint venture, the Company agreed to make royalty payments to Elan on certain future revenues and payments related to GCS-100. The Company will be obligated to pay Elan a percentage on certain “net revenues”, which include license fees, milestone payments, royalties, net manufacturing profits, payments received in the disposition of GCS-100, particular research and development payments and premiums paid for the Company’s common stock. The Company will not be obligated to make any payments to Elan on payments the Company receives that are for reimbursement of direct expenses or contractually required to be used for certain research and development costs and for which the full time employee reimbursement rate does not exceed industry standards. In addition, if the Company directly markets GCS-100, the Company will be obligated to pay Elan a percentage on the “net sales” of GCS-100. However, all such payments on net revenues or net sales, if any, due to Elan will be offset by certain development costs incurred by the Company between the date of termination of the joint venture (December 18, 2002) and the date the Company enters into a partnering or other commercialization agreement.

(d)  Stand-by Line of Credit

The Company has a $100,000 stand-by line of credit which is secured by the Company’s cash and cash equivalents and which has no outstanding balance at December 31, 2002.

(10)    LICENSING AGREEMENTS

In September 2000, the Company entered into a sales and distribution agreement with BioSafe Technologies, Inc., under which GlycoGenesys has the right to market the patented BioSafe head lice cleansing

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product in the consumer market within the United States, Mexico and Canada. The Company agreed to purchase $150,000 of product and had the right to extend the term of the agreement by purchasing product totaling approximately $312,500 before April 15, 2002. The Company and BioSafe Technologies agreed to terminate the license agreement on April 27, 2001.

During 2001, the Company executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company’s existing patent portfolio, which consolidates the rights to all of the parties’ existing GCS-100 intellectual property within the Company.

The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,500,000 shares of common stock at $1.15 that have fully vested. Under this agreement, Wayne State University and the Barbara Ann Karmanos Cancer Institute were required to support the advancement of GCS-100 material over a two year period. During the years ended December 31, 2002 and 2001, the Company recorded an expense of $615,262 and $1,046,730, respectively, related to the warrants which vested under this agreement during the year and expense of $795,336 and $1,139,664 related to the license fees.

In order to maintain its rights under this agreement, the Company may be required to make additional payments of up to $3,000,000 which are contingent upon reaching future commercialization milestones. Specifically, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application (“NDA”) submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company will pay a 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute on net sales of GCS-100.

(11)    INCOME TAXES

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of $55,334,878 which expire through 2022. The Company also has certain tax credits available to offset future federal and state income taxes. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s deferred tax assets follow:

	2001	2002
Net operating loss carryforwards	$25,174,000	$22,283,000
Tax credit carryforwards	682,000	907,000
Temporary differences	1,671,000	1,246,000

Total deferred tax assets	27,527,000	24,436,000
Less valuation allowance	(27,527,000)	(24,436,000)

Deferred tax assets	$—	$—

In evaluating realizability of these deferred tax assets, management has considered the Company’s short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and it believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2001 and 2002. The increase in the valuation allowance during these periods primarily relates to the increase in the Company’s net operating loss carryforwards.

(12)    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan (the “Plan”), pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company could match a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 2000, 2001 and 2002.

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for 2001 and 2002 is summarized below.

	Quarters Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
OPERATING EXPENSES:
Research and development	$1,742	$985	$438	$1,126	$1,011	$247	$303	$400
General and administrative	1,331	1,052	788	874	736	1,049	1,020	1,033
Restructuring charge (credit)	(183)	—	—	5	—	—	—	—

Total expenses	2,890	2,037	1,226	2,005	1,747	1,296	1,323	1,433

Operating loss	(2,890)	(2,037)	(1,226)	(2,005)	(1,747)	(1,296)	(1,323)	(1,433)
OTHER INCOME/ (EXPENSE):
Equity in loss of SafeScience Newco, Ltd.	—	—	(13,146)	(1,043)	(931)	(1,301)	(1,205)	(981)
Other income (expense)	(6)	(19)	(6)	(2)	(1)	2	4	2
Interest income	28	3	20	137	28	30	22	16

Loss from continuing operations	(2,868)	(2,053)	(14,358)	(2,913)	(2,651)	(2,565)	(2,502)	(2,396)
Loss from discontinued operations	(187)	(58)	—	(289)	—	—	—	—

Net loss	(3,055)	(2,111)	(14,358)	(3,202)	(2,651)	(2,565)	(2,502)	(2,396)
Accreted dividends on preferred stock	—	—	(189)	(215)	(239)	(257)	(285)	(1,945)

Net loss applicable to common stock	$(3,055)	$(2,111)	$(14,547)	$(3,417)	$(2,890)	$(2,822)	$(2,787)	$(4,341)

Basic and diluted net loss per common stock Continuing operations	$(0.11)	$(0.08)	$(0.50)	$(0.12)	$(0.08)	$(0.08)	$(0.07)	$(0.12)
Discontinued operations	(0.01)	(0.00)	(0.00)	(0.01)	(0.00)	(0.00)	(0.00)	(0.00)

Total	$(0.12)	$(0.08)	$(0.50)	$(0.13)	$(0.08)	$(0.08)	$(0.07)	$(0.12)

*	Quarterly diluted net loss per common stock are the same amounts as basic net loss per common stock for each quarter presented.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                   FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Directors

The Board of Directors presently is comprised of five directors. Set forth below is certain information with respect to each of the directors of the Company.

Bradley J. Carver, 41, the Chief Executive Officer since June 2000, has been President and Treasurer and a member of the Board of Directors of the Company since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of IGG since February 1993. Mr. Carver is a Class III director whose term expires in 2004. Mr. Carver was elected interim Chairman of the Board of Directors in February 2003. Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of SafeScience Products, Inc., a wholly owned subsidiary of the Company since its inception on June 23, 1995. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.

John W. Burns, 57, has been the Company’s Chief Financial Officer since January 2000 and a Class I Director, whose term expires in 2005, since June 2002. Prior thereto, Mr. Burns was the CFO/Senior Vice President, Finance & Business Operations for South Shore Hospital, a regional healthcare services provider based in South Weymouth, MA, from February 1993 to February 1999. From January 1989 to December 1992, Mr. Burns was the Vice President/Treasurer and a subsidiary CFO/Vice President, Finance for Eastern Enterprises, a NYSE company engaged in energy and marine transportation. Mr. Burns has also held corporate finance and treasury positions with Allied-Signal, Citicorp Investment Bank, and International Paper. Mr. Burns holds a Master of Business Administration in Finance from New York University and a Doctor of Philosophy degree in Mathematics from Stevens Institute of Technology.

David W. Dube, 47, has been a director of the Company since May 1998. Mr. Dube is a Class III director whose term expires in 2004. Mr. Dube is a member of the Audit and Compensation Committees of the Board of Directors. Mr. Dube is President of Peak Capital Corporation, a corporate finance and management firm. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corporation, a merchant banking and securities investment firm, and served in various other capacities from September 1997 through October 1999. Mr. Dube was the President and Chief Executive Officer of Optimax Industries, Inc., a publicly traded company with interests in the horticultural, decorative giftware and truck part accessories industries from July 1996 to September 1997. From February 1991 to June 1996, Mr. Dube had been the principal of Dube & Company, a financial consulting firm. Mr. Dube serves on the boards of directors of publicly-traded CareerEngine Network, Inc., and New World Wine Group, Ltd. Mr. Dube is a Certified Public Accountant in the state of New Hampshire, and holds general and principal securities licenses.

Michael E. Hanson, 55, has been a director of the Company since September 2002. Mr. Hanson is a Class II director whose term expires in 2003. Mr. Hanson is a member of the Audit and Compensation Committees of the Board of Directors. Since January 2002, Mr. Hanson has been a Founding Partner of Barnard Life Sciences, LLC, a venture capital and health care consulting firm. He served as a director of MGI Pharma, Inc., an oncology-focused biopharmaceutical company, from May 1998 through May 2001. From 1973 to 1997, Mr. Hanson served in a variety of management positions in sales, marketing and new product development at Eli Lilly and Company. At the time of his retirement from Eli Lilly, he was President of the Internal Medicine Business Unit, which included cardiovascular and oncology products, and a member of the Operations Committee. While at Eli Lilly, at various times he was Director of New Product Planning and Licensing; Executive Director of Japan Business Planning; President and General Manager of Eli Lilly Japan KK; and Vice President of Lilly Research Laboratories. Mr. Hanson holds a B.S. in Pharmacy from North Dakota State University, an M.S. in Hospital Pharmacy Administration from the University of Minnesota and is a graduate of the Advanced Management Program from Harvard Business School.

Theodore J. Host, 57, has been a director of the Company since December 1998. Mr. Host is a Class I director whose term expires in 2005. Mr. Host is a member of the Audit and Compensation Committees of the Board of Directors. Since October 2001, Mr. Host has been the CEO and Director, and from November 1999 until October 2001 was President, CEO, and a Director of Prestige Brands International, a consumer products company. From October 1992 through April 1995, Mr. Host was the President and Chief Operating Officer, and from April 1995 through February 1996, Chief Executive Officer, of The Scotts Company, a lawn care company. In addition, Mr. Host worked with McCown DeLeeuw & Co. to create a consumer products start up company from March 1996 to November 1999. Mr. Host holds a Bachelor of Arts degree in business and a Master of Arts degree in business from New York University.

In addition to Messrs. Carver and Burns who are listed as being directors of the Company, the Company has the following executive officers:

Frederick E. Pierce, II, 41, has been the Company’s Vice President of Business Development since August 2002 and the Company’s Vice President of Finance and Investor Relations since June 1998. From 1994 to 1997, Mr. Pierce was at Lehman Brothers, where he was the New England private client services liaison to healthcare investment banking. Prior thereto, Mr. Pierce had over seven years experience at Kidder Peabody and Merrill Lynch. Mr. Pierce received a B.S. in chemistry from Hampshire College.

William O. Fabbri, 34, has been the Company’s General Counsel since September 2002. From September 1996 to August 2002, Mr. Fabbri was a member of the corporate department of the international law firm of McDermott, Will & Emery. While at McDermott, Will & Emery, Mr. Fabbri was actively involved in securities offerings, public company reporting matters and various strategic corporate transactions. Mr. Fabbri holds a J.D., magna cum laude, from Boston University School of Law and received his B.A. from Wesleyan University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during the fiscal year ended December 31, 2002 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them except for the inadvertent late filing of a Form 3 by each of Christopher Szustkiewicz, William Fabbri, Patrick Joyce and Frederick Pierce and a Form 4 by Theodore Host, Frederick Pierce and three Form 4s by Patrick Joyce.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during 2002, 2001, and 2000 for services rendered during such period by the chief executive officer, chief financial officer and vice president of business development (the “named executive officers”).

Summary Compensation Table

Name and Position(s)	Year	Annual Compensation		Long-Term Compensation	All Other Compensation
		Salary	Bonus	Securities Underlying Options
Bradley J. Carver,	2002	$220,000	$13,805	131,000	$302	(2)
Chief Executive Officer,	2001	$191,667	$35,000	69,400	$1,795	(3)
President and Treasurer(1)	2000	$180,000	—	12,057	$2,071	(3)

John W. Burns,	2002	$200,000	$10,458	100,000	$2,683	(3)
Senior Vice President and Chief Financial Officer	2001	$178,750	$25,000	125,400	$2,033	(3)
	2000	$155,359	—	103,802	$1,187	(3)

Frederick E. Pierce, II, Vice President of Business Development(4)	2002	$150,000	$5,883	50,000	$2,049	(3)

(1)	In June 2000, Mr. Carver was appointed to the additional position of Chief Executive Officer, and in February 2003, Mr. Carver was elected Chairman of the Board on an interim basis.

(2)	Consists of life and long-term disability insurance premiums.

(3)	Consists of transportation-related payments and life and long-term disability insurance premiums.

(4)	In August 2002, Mr. Pierce was appointed to the position of Vice President of Business Development. Prior to August 2002, Mr. Pierce was Vice President of Finance and Investor Relations. Mr. Pierce’s compensation for 2002 reflects all 2002 compensation.

Option Grant Table.    The following table set forth certain information regarding options granted during the year ended December 31, 2002 to the named executive officers.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2002

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5%	10%
Bradley J. Carver	131,000	(3)	20.2%	$2.09	1/3/12	172,185	436,351
John W. Burns	100,000	(3)	15.4%	$2.09	1/3/12	131,439	333,092
Frederick E. Pierce, II	50,000	(3)	7.7%	$2.09	1/3/12	65,719	166,546

(1)	Based on options to purchase an aggregate of 648,500 shares granted to officers and employees during the fiscal year ended December 31, 2002.

(2)

These columns show the hypothetical gains or option spreads of the options granted based on the fair market value of the Common Stock on the date of grant and assumed annual compound share appreciation rates of 5% and 10% over the full term of the options. The assumed rates of appreciation are mandated by the SEC and do not represent the Company’s estimate or projection of future share prices. Actual gains, if any, on option exercises will depend on the timing of such exercise and the future performance of the Common Stock. Values are net of the option exercise prices, but do not include deductions for taxes or other expenses associated with the exercise.

(3)	The options vest quarterly in equal installments over a three-year period.

Year-end Option Table.    The following table sets forth certain information regarding options exercised during the year ended December 31, 2002 by the named executive officers.

AGGREGATE OPTION EXERCISES AS OF DECEMBER 31, 2002

AND YEAR-END OPTION VALUES

Name	Number of Shares Acquired On Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bradley J. Carver	—	—	75,123	87,334	0	0
John W. Burns	—	—	151,535	126,667	0	0
Frederick E. Pierce, II	—	—	86,820	52,084	0	0

(1)	Value is based on the closing price of the Common Stock on December 31, 2002 of $0.46 less the applicable option exercise price.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of the Company, of which all independent directors are members, determines the cash and other incentive compensation, if any, to be paid to the Company’s executive officers and key employees.

Executive compensation consists of both cash and equity-based compensation. Cash compensation is comprised of base salary and bonus. Base salary is determined pursuant to employment agreements entered into with executive officers with reference to market norms. For 2002, bonus compensation (both cash and options) was based on a number of factors relating to the Company’s financial and non-financial performance, including fund raising, operating within budget, enhancing market value of the Company, developing GCS-100, enhancing the Company’s drug pipeline and expanding the Company’s intellectual property portfolio. Bonus payments are made at the discretion of the Compensation Committee at the end of the year.

Equity-based compensation is comprised of stock option grants. The Company believes that equity-based compensation closely aligns the economic interest of the Company’s executive officers with the economic interests of the Company’s shareholders. The Compensation Committee reviews the outstanding unvested options of the key executives from time to time and may grant additional options to encourage the retention of key executives. The Compensation Committee retained an outside executive compensation firm to provide consulting services and recommendations regarding executive compensation, particularly with respect to peers in the biotechnology industry. Executive compensation decisions and grants of stock options made by the Compensation Committee were based in large part upon such recommendations.

The Chief Executive Officer’s compensation generally is based on the same policies and criteria as the other executive officers. Mr. Carver’s base salary for 2002 was $220,000. In March 2003, Mr. Carver received a $13,805 bonus and an option for 78,000 shares of common stock at an exercise price of $0.27 per share for 2002. In establishing Mr. Carver’s compensation, the factors described above are taken into account. The Compensation Committee believes that Mr. Carver’s compensation, including salary, bonus and stock options, falls within the Company’s compensation philosophy and are within industry norms. The Company retained an independent compensation consultant to help the Company develop a formal compensation policy. Based upon a review of peer companies and the industry in which the Company operates, the independent compensation consultant provided the Company with a report on option grants to existing employees and new hires, as well as a cash bonus plan. The objective of a formal compensation policy is to enable the Company to attract and retain qualified executives, and reward executives for performance against a number of Company goals agreed upon for the long-term maximization of shareholder value. The Compensation Committee has implemented this policy against which to assess executive compensation.

The above report of the Compensation Committee shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

Compensation Committee

David W. Dube

Michael E. Hanson

Theodore J. Host

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2002, Mr. Dube, Mr. Hanson, Mr. Host and Mr. Hughes served on the Compensation Committee. During the 2002 fiscal year, all executive officer compensation decisions were made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee during the 2002 fiscal year was an officer of the Company.

Director Compensation

Commencing January 2002, the Company’s directors who are not employees of the Company receive cash compensation for their services equal to $2,000 per month, replacing the prior meeting-based compensation. Each Director who is not also an employee of the Company receives every two years non-qualified options to purchase 20,000 shares of Common Stock. The exercise price of such options equals the average of the closing bid price of the Common Stock during the 20 trading days prior to the date of grant of the options. The options bear a term of ten years from the date of the grant and vest quarterly over a two-year period; provided, that such vesting shall cease in the event the Director ceases to be a Director, in which case the shares vested prior thereto remain vested and exercisable for the remaining ten-year term. The following issuances have been made under this arrangement to each non-employee Director:

Date of Grant	# of Shares	Exercise Price
12/1/98	20,000	$5.50
12/7/00	20,000	$2.35

Further, on September 12, 2002, Mr. Hanson was granted options to purchase 25,000 shares of Common Stock in connection with his joining the Board of Directors at an exercise price of $0.53 per share, the average of the closing stock price during the 20 trading days preceding the date of the option grant. The option vests quarterly over three years and has a term of 10 years. Mr. Hanson also received on September 12, 2002, an option to purchase 20,000 shares of Common Stock at an exercise price of $0.53, the average closing stock price during the 20 trading days preceding the date of the option grant. The option vests quarterly over two years and has a term of 10 years. Also, on September 19, 2001, each non-employee member of the Board of Directors was awarded an option to purchase 25,000 shares of Common Stock under the Company’s 2000 Stock Incentive Plan. The exercise price of such options is $1.47 per share, the average of the closing stock price on the 20 trading days preceding the date of grant of the options. The options have a term of ten years and are fully vested.

Directors who are employees of the Company or its affiliates do not receive any compensation for their services as a director. Accordingly, Messrs. Carver and Burns were not compensated for their services as directors in 2002.

Employment Contracts

The Company has an employment agreement with Mr. Carver, as CEO and President of the Company, effective as of June 30, 2002. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the employment agreement. A copy of the employment agreement has been previously filed with the Securities and Exchange Commission.

The employment agreement expires on June 30, 2005, provided that if Mr. Carver is not notified within 90 days of the end of the term of the employment agreement, the term is extended for one year. The employment agreement provides that Mr. Carver is entitled to an annual base salary of $220,000, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and Mr. Carver meeting certain performance targets established by the Compensation Committee.

Under the terms of the employment agreement, if the Company terminates Mr. Carver’s employment other than for Cause (as defined in the employment agreement), or Mr. Carver terminates his employment for Good Reason (as defined in the employment agreement), then the Company shall continue to pay Mr. Carver his annual base salary and health benefits in effect at the time of termination for a period of 12 months, to be paid at the time otherwise due, and any bonus not yet paid to Mr. Carver earned in the year prior to termination, to be paid at the time otherwise to have been paid, as if his employment had not been terminated. In addition, any stock options vested at the time of or as a result of the termination shall be exercisable for the lesser of the remaining term of such options or five years.

In the event of termination of the employment of Mr. Carver by reason of death or Permanent Disability (as defined in the employment agreement) of Mr. Carver, the Company shall pay to Mr. Carver or his estate or other successor in interest, at the time otherwise due, his annual base salary and any benefits due to Mr. Carver through the date of termination, but reduced in the case of permanent disability by any payments received under any disability plan, program or policy paid for by the Company.

If the Company terminates the employment of Mr. Carver for Cause, or Mr. Carver terminates his employment with the Company without Good Reason, the Company shall pay Mr. Carver his annual base salary and benefits earned through the date of termination, and the Company shall have no further obligations to Mr. Carver under his employment agreement.

Under the terms of the employment agreement, Mr. Carver is prohibited from competing with the Company during the periods of his employment with the Company and for one year following the termination of such employment. During the one year period following termination, Mr. Carver shall not solicit any employees, customers, consultants or advisors to the Company. Mr. Carver is also subject to nondisclosure and confidentiality provisions under the employment agreement, which provisions survive any termination of the employment agreement.

Mr. Carver has been granted options whose vesting accelerates in the event of a change in control of the Company as defined in the 2000 Stock Incentive Plan.

The Company has an employment agreement with Mr. Burns, as CFO and Senior Vice President of the Company, effective as of September 12, 2002. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the employment agreement. A copy of the employment agreement has been previously filed with the Securities and Exchange Commission.

The employment agreement expires on September 12, 2005, provided that if Mr. Burns is not notified within 90 days of the end of the term of the employment agreement, the term is extended for one year. The employment agreement provides that Mr. Burns is entitled to an annual base salary of $200,000, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and Mr. Burns meeting certain performance targets established by the Compensation Committee.

Under the terms of the employment agreement, if the Company terminates Mr. Burns’ employment other than for Cause (as defined in the employment agreement), or Mr. Burns terminates his employment for Good Reason (as defined in the employment agreement), then the Company shall continue to pay Mr. Burns his annual base salary and health benefits in effect at the time of termination for a period of 9 months, to be paid at the time otherwise due, and any bonus not yet paid to Mr. Burns earned in the year prior to termination, to be paid at the time otherwise to have been paid, as if his employment had not been terminated. In addition, any stock options vested at the time of or as a result of the termination shall be exercisable for the lesser of the remaining term of such options or three years.

In the event of termination of the employment of Mr. Burns by reason of death or Permanent Disability (as defined in the employment agreement) of Mr. Burns, the Company shall pay to Mr. Burns or his estate or other successor in interest, at the time otherwise due, his annual base salary and any benefits due to Mr. Burns through the date of termination, but reduced in the case of permanent disability by any payments received under any disability plan, program or policy paid for by the Company.

If the Company terminates the employment of Mr. Burns for Cause, or Mr. Burns terminates his employment with the Company without Good Reason, the Company shall pay Mr. Burns his annual base salary and benefits earned through the date of termination, and the Company shall have no further obligations to Mr. Burns under his employment agreement.

Under the terms of the employment agreement, Mr. Burns is prohibited from competing with the Company during the periods of his employment with the Company and for one year following the termination of such employment. During the one year period following termination, Mr. Burns shall not solicit any employees, customers, consultants or advisors to the Company. Mr. Burns is also subject to nondisclosure and confidentiality provisions under the employment agreement, which provisions survive any termination of the employment agreement.

Mr. Burns has been granted options whose vesting accelerates in the event of a change in control of the Company as defined in the 2000 Stock Incentive Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to shareholders of Common Stock of the Company from December 31, 1997 through December 31, 2002 to cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotechnology Index for the same period of time. The graph assumes $100 is invested in the Company’s stock and in each of the two indexes at the closing market quotations on December 31, 1997 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, to the Company’s knowledge, as of March 31, 2003 (unless otherwise noted), the beneficial ownership of the Company’s Common Stock by (i) persons who beneficially own more than 5% of the Company’s Common Stock, (ii) each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Beneficially Owned Shares	Percent of Class(1)
Elan International Services, Ltd.(2)	4,276,089	11.2%
Britannia Holdings Limited(3)	4,152,427	10.9%
Mitchell P. Kopin(4)	2,776,170	7.2%
David Platt(5)	2,417,050	6.5%
Bradley J. Carver(6)	2,694,726	7.2%
John W. Burns(7)	236,072	*
Theodore J. Host(8)	92,899	*
David W. Dube(9)	65,000	*
Michael E. Hanson(10)	9,167	*
Frederick E. Pierce, II.(11)	108,947	*
Directors and Executive Officers as a group (7 persons)(12)	3,215,144	8.5%

*Represents	less than 1% of the outstanding shares of Common Stock.

(1)	The information presented with respect to stock ownership and related percentage information is based on Common Stock as a percentage of the aggregate number of shares of Common Stock outstanding. The number of shares of Common Stock outstanding, 37,267,957, does not include shares issuable upon the conversion of outstanding preferred stock, exercise of outstanding warrants or stock options or shares reserved for issuance pursuant to the 1998 Stock Option Plan and 2000 Stock Incentive Plan. In determining the percent of class owned by each stockholder, the numerator includes the number of shares of outstanding Common Stock held by such stockholders plus all shares of Common Stock which such stockholder has the right to acquire within 60 days of March 31, 2003, the date on which beneficial ownership is being determined. The denominator includes the total number of shares of Common Stock outstanding held by all stockholders plus all shares of Common Stock which such stockholder has the right to acquire within 60 days of March 31, 2003.

(2)	Includes 978,884 shares issuable upon the exercise of warrants within 60 days of March 31, 2003. The business address of Elan International Services, Ltd. is 102 St. James Court, Flatts, Smith Parish, Bermuda FL 04.

(3)	According to information contained in a Schedule 13G/A filing with the Securities and Exchange Commission on February 6, 2003, Britannia Holdings Limited has sole voting and sole dispositive power with respect to 3,177,076 shares of Common Stock and 975,351 shares of Common Stock issuable upon the exercise of warrants within 60 days of March 31, 2003. The address of Britannia Holdings Ltd. is Suites 3 & 4, Pollet House, Le Pollet, St. Peter Port, Guernsey Channel Islands, GY14LA.

(4)	According to information contained in a Schedule 13G filing with the Securities and Exchange Commission on February 7, 2003, Mr. Kopin has voting and dispositive power with respect to a total of 1,502,427 shares of Common Stock and 1,274,942 shares of Common Stock issuable upon the exercise of warrants within 60 days of March 31, 2003 held by Cranshire Capital, L.P. and EURAM Cap Strat. “A” Fund Limited. The address of Mr. Kopin is 666 Dundee Road, Suite 1901, Northbrook, IL 60062.

(5)	The home address of Dr. Platt is 12 Appleton Circle, Newton, MA 02459.

(6)	Includes 86,040 shares issuable upon exercise of options within 60 days of March 31, 2003. The business address of Mr. Carver is c/o GlycoGenesys, Inc., Park Square Building, 31 St. James Avenue, 8th Floor, Boston, MA 02116.

(7)	Includes 182,546 shares issuable upon exercise of warrants and options within 60 days of March 31, 2003.

(8)	Includes 74,783 shares issuable upon exercise of warrants and options within 60 days of March 31, 2003.

(9)	Consists of 65,000 shares issuable upon exercise of options within 60 days of March 31, 2003.

(10)	Consists of 9,167 shares issuable upon exercise of options within 60 days of March 31, 2003.

(11)	Includes 102,947 shares issuable upon exercise of options within 60 days of March 31, 2003.

(12)	Includes 528,816 shares issuable upon exercise of warrants and options within 60 days of March 31, 2003.

Equity Compensation Plan Information

as of December 31, 2002

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	1,387,115	$2.69	1,332,743
Equity compensation plans not approved by security holders(3)	30,000	$3.00	0
Total	1,417,115	$2.69	1,332,743

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Consists of SafeScience, Inc. 1998 Stock Option Plan and GlycoGenesys, Inc. 2000 Stock Incentive Plan, as amended.

(3)	Consists of 1996 Non-Qualifying Stock Option Plan. The 1996 Non-Qualifying Stock Option Plan (the “1996 Plan”) provides for the grant of non-qualified stock options for an aggregate of 500,000 shares to employees, officers, directors, consultants and advisors of the Company. The 1996 Plan is administered by the Compensation Committee which has the discretion to determine the amount, price, vesting and term of options granted under the 1996 Plan, provided however, that no option may have a term longer than ten years and no option may be granted more than 10 years after the effective date of the 1996 Plan. The exercise price of options granted under the 1996 Plan may be paid in cash, or at the discretion of the Compensation Committee, in shares of Common Stock of the Company (owned for at least 30 days) having a fair market value equal to the aggregate exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a termination agreement with David Platt, its former chief executive officer and Chairman of the Board of Directors and current 5% stockholder, as of June 1, 2000. Pursuant to the terms of the termination agreement, the Company agreed to continue to pay Dr. Platt his salary of $180,000 he received as chief executive officer through June 29, 2002, subject to certain terms and conditions. The Company provided health insurance for Dr. Platt through June 29, 2002. Dr. Platt’s obligations, including, among other things, confidentiality, use or disclosure of company materials, assignment of inventions and non-competition contained in his employment agreement with the Company dated June 29, 1999 were maintained. In addition, Dr. Platt agreed not to sell or otherwise transfer his shares or options in the Company prior to June 29, 2002, and in consideration thereof, the Company granted certain piggyback, or incidental, registration rights. Dr. Platt agreed to reimburse the Company approximately $85,000 for certain personal expenses and loans out of the proceeds of any sales by him of the Company’s stock.

On January 7, 1994, as amended on April 14, 1999, the Company’s subsidiary, IGG, entered into a licensing agreement with Dr. Platt to pay Dr. Platt a royalty of two percent (2%) of the net sales of the Company’s GCS-100 product. The Company also agreed to pay all of the costs to procure and maintain any patents granted under that agreement. The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum threshold of $50,000. The parties executed an amendment to the agreement to delay the first year of this minimum threshold from 1999 to 2002. If this threshold is not met (or if the Company does not pay Dr. Platt the difference between the amount of actual royalties and $50,000), Dr. Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on sixty days’ notice. The Company has made a royalty payment of $50,000 for 2002.

The Company has agreed to compensate Mr. Hughes, our former Chairman of the Board of Directors, for services rendered beyond his role as a director in the amount of $1,200 per day, effective October 1, 2001. This arrangement was terminated in July 2002. Mr. Hughes received $28,681 in connection therewith for the period January 1, 2002 to June 30, 2002.

On December 18, 2002, the Company entered into a termination agreement with Elan for the termination of Elan’s and the Company’s joint venture, SafeScience Newco. Pursuant to the termination agreement, the Company acquired the preferred shares of SafeScience Newco held by Elan in exchange for a royalty interest on certain future revenues and payments related to GCS-100. Under the termination agreement, such royalty payments, if any, are to be offset by certain development costs incurred by the Company. The Company regained all intellectual property, development and marketing rights to GCS-100. The Company now owns 100% of the outstanding stock of SafeScience Newco. The Company retained the right to use Elan’s proprietary drug delivery technology in the field of oncology for GCS-100.

A discounted cash flow analysis was applied to both the estimated future royalty payments and the offsetting development costs to be incurred by the Company to measure the cost of the acquisition and the related liability. The valuation of the royalty liability was determined using an income approach, discounted based on the estimated likelihood that such payments will ultimately be required. Based upon this analysis, the Company believes that the fair value of the development costs to be reimbursed by Elan approximates the fair value of the estimated future royalty payments. Accordingly no liability for the future contingent royalty payments has been reflected in the Company’s financial statements.

In connection with the joint venture termination, the exchange feature of GlycoGenesys Series A preferred stock, which allowed Elan to convert its Series A preferred stock into an additional 30% interest in SafeScience Newco, and the mandatory redemption feature were cancelled. Each share of GlycoGenesys Series A preferred stock is now only convertible into 1,000 shares of GlycoGenesys common stock at $2.43 a share. The Company issued 1,209.07 shares of Series A preferred stock to Elan representing the acceleration of dividends on the Series A preferred stock through September 2004, which were originally scheduled to be paid annually through July 2007. No further dividends will be paid. In addition, the Company received approximately $1.9 million for net reimbursement of research and development expenditures relating to GCS-100 and issued Elan 1,176.47059 shares of GlycoGenesys Series B convertible preferred stock, each share convertible into 1,000 shares of GlycoGenesys common stock at $1.70 per share.

SafeScience Newco was formed in July 2001 by the Company and Elan. In connection with the formation, EIS was issued 4,944.44 shares of the Company’s Series A preferred stock valued at $12,015,000. The Series A Preferred Stock was, at EIS’s option, exchangeable for preferred shares of SafeScience Newco, issued to the Company and representing 30.1% of the outstanding shares of SafeScience Newco.

The Company used the $12,015,000 from its issuance of the Series A Preferred Stock to acquire 100% of the voting common shares of SafeScience Newco and 60.2% of the preferred shares of SafeScience Newco, which represented 80.1% of the outstanding shares of SafeScience Newco. In addition, EIS contributed $2,985,000 to SafeScience Newco to acquire 39.8% of the preferred shares of SafeScience Newco, which represented 19.9% of the outstanding shares of SafeScience Newco.

In addition, Elan granted SafeScience Newco a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000 and the Company granted SafeScience Newco, Ltd. a license to GCS-100 in the field of oncology as an integral part of these transactions.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)  Changes in internal controls: There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

1)  The following financial statements of GlycoGenesys, Inc. are contained in Item 8 of Part II of this Form 10-K:

Report of Independent Auditors—Deloitte & Touche LLP

Report of Independent Auditors—Arthur Andersen LLP

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

2)  Financial Statement Schedules:

Financial statements of SafeScience Newco, Ltd. and Report of Independent Auditors—Deloitte & Touche LLP

Other financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of SafeScience Newco, Ltd.:

We have audited the accompanying balance sheet of SafeScience Newco, Ltd. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders’ equity, and cash flows for the period from inception (July 10, 2001) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company engaged in the development of a pharmaceutical product. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $17.7 million for the period from inception through December 31, 2001, and had an accumulated deficit of $882,483 as of December 31, 2001. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities. Future funding is subject to continued agreement of a business plan by the Company’s owners. In the event funding is not obtained, the Company may be required to curtail operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Managements’ plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

May 29, 2002, except for Note 6,

    as to which the date is December 18, 2002

SafeScience Newco, Ltd.

(A Development Stage Company)

BALANCE SHEET

December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,054
Prepaid expenses	2,250

Total assets	$21,304

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable to related parties	$903,787

Total current liabilities	$903,787

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $1.00 par value
Authorized—6,000 shares 6,000 shares issued and outstanding as of December 31, 2001 (liquidation value $7,500,000)	6,000
Common Stock, $1.00 par value
Authorized—6,000 shares 6,000 shares issued and outstanding as of December 31, 2001	6,000
Additional Paid-in Capital	16,818,962
Deficit accumulated during the development stage	(17,713,445)

Total stockholders’ equity (deficit)	(882,483)

Total liabilities & stockholders’ equity (deficit)	$21,304

The accompanying notes are an integral part of these financial statements.

SafeScience Newco, Ltd.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For The Period from Inception (July 10, 2001) through December 31, 2001
Operating expenses:
Research and development	$17,694,894
General and administrative	18,551

Total operating expenses	17,713,445

Net loss	$(17,713,445)

The accompanying notes are an integral part of these financial statements.

SafeScience Newco, Ltd.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholder’s Equity (deficit)
	Number of Shares	$1.00 Par Value	Number of Shares	$1.00 Par Value
Inception of the Company:
Issuance of preferred
stock on July 10, 2001	6,000	$6,000	—	—	$7,494,000	—	$7,500,000
Issuance of common stock
on July 10, 2001	—	—	6,000	$6,000	7,494,000	—	7,500,000
Capital contribution	—	—	—	—	1,830,962	—	1,830,962
Net Loss	—	—	—	—	—	(17,713,445)	(17,713,445)

Balance, December 31, 2001	6,000	$6,000	6,000	$6,000	$16,818,962	$(17,713,445)	$(882,483)

The accompanying notes are an integral part of these financial statements.

SafeScience Newco, Ltd.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For The Period from Inception (July 10, 2001) Through December 31, 2001
Cash flows from operating activities:
Net loss	$(17,713,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of acquired technology	15,000,000
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,250)
Accounts payable	903,787

Net cash used in operating activities	(1,811,908)
Cash flows from financing activities:
Capital contributions received	1,830,962

Net cash provided by financing activities	1,830,962

Net increase in cash and cash equivalents	19,054
Cash and cash equivalents, beginning balance	—

Cash and cash equivalents, ending balance	$19,054

Supplemental disclosure of non-cash financing activities:
Issuance of preferred stock and common stock for technology license	$15,000,000

The accompanying notes are an integral part of these financial statements.

SAFESCIENCE NEWCO, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(including data applicable to unaudited periods)

December 31, 2001

(1)    Operations

On July 10, 2001, GlycoGenesys, Inc. (GlycoGenesys, formerly known as SafeScience, Inc.) and Elan Corporation, plc (“Elan”) and EIS International Services Ltd. (“EIS”), formed SafeScience Newco Ltd. (“SafeScience Newco”) an exempted Company incorporated in Bermuda. SafeScience Newco is owned by GlycoGenesys and EIS holding 80.1% and 19.9% fully-diluted interests, respectively. GlycoGenesys and EIS own 100% and 0% of the common stock and 60.2% and 39.8% of the preferred stock of SafeScience Newco, respectively (see Note 6). The primary objective of SafeScience Newco is the business of development, testing, registration, manufacturing, commercialization and licensing of GCS-100 as defined in the Subscription, Joint Development and Operating Agreement dated July 10, 2001 between EIS and GlycoGenesys.

On July 10, 2001, EIS acquired 4,944.44 shares of GlycoGenesys Series A convertible exchangeable preferred stock (Series A Preferred Stock) for $12,015,000. The Series A Preferred Stock is convertible, at EIS’s option, into GlycoGenesys common stock or exchangeable into shares of SafeScience Newco preferred stock held by GlycoGenesys representing a 30.1% interest in SafeScience Newco on a fully-diluted basis. Such exchange would increase EIS’s ownership in SafeScience Newco to 50% on a fully-diluted basis. GlycoGenesys used the Series A Preferred Stock sale to purchase its 80.1% interest in SafeScience Newco on a fully-diluted basis. SafeScience Newco used this, along with EIS’s 19.9% investment on a fully-diluted basis, to pay $15.0 million to Elan for a license giving SafeScience Newco rights to use EIS’s drug delivery technologies. Immediately, upon completing this transaction, the cost of the license was expensed as a research and development cost because revenue resulting from such technology was not likely in the foreseeable future.

While GlycoGenesys owns 100% of the voting common stock and 80.1% of the outstanding capital stock on a fully-diluted basis of SafeScience Newco, Ltd. EIS has retained significant minority investor rights that are considered “participating rights” as defined in Emerging Issues Task Force (EITF) Issue 96-16, “Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights”. EIS’s participating rights overcome the presumption that GlycoGenesys exercises control over SafeScience Newco.

Upon continued agreement of a business plan, and once agreement has been reached on funding, GlycoGenesys and EIS contribute to SafeScience Newco in relation to their relative fully-diluted ownership interests (see Notes 5 and 6). In July 2001, GlycoGenesys entered into an $9,612,000 stock subscription agreement (the “Securities Purchase Agreement”) with EIS. The stock purchases under the Securities Purchase Agreement are restricted for GlycoGenesys’ funding of SafeScience Newco. As of December 31, 2001 there had been 862.71 shares purchased under the Securities Purchase Agreement.

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

The Company incurred a net loss of $17.7 million for the period from inception through December 31, 2001 and had an accumulated deficit of $882,483 as of December 31, 2001. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities. As discussed above and in Note 6, future funding is subject to continued agreement of a business plan by the Company’s

SAFESCIENCE NEWCO, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2001

owners. In the event funding is not obtained, the Company may be required to curtail operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

(2)    Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of certain accounting policies described below and elsewhere in the notes to the financial statements.

(a)  Fair Value of Financial Instruments

The carrying amounts of SafeScience Newco’s financial instruments, which include the amounts due to related parties, approximate their fair value.

(b)  Concentrations of Limited Suppliers

Certain materials used in SafeScience Newco’s development process are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development process and hereby adversely affect SafeScience Newco’s operating results.

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

(e)  Comprehensive Loss

Comprehensive loss is defined as the change in stockholders’ deficit during a period from transactions and other events and circumstances from non-owner sources. SafeScience Newco’s net loss is equal to its comprehensive loss.

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

SAFESCIENCE NEWCO, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2001

(3)    Income Taxes

Under current Bermuda law, SafeScience Newco is not required to pay any taxes in Bermuda on either income or capital gains. SafeScience Newco has received an undertaking from the Minister of Finance in Bermuda that, in the event of such taxes being imposed, SafeScience Newco will be exempt from taxation until the year 2016.

(4)    Stockholders’ Deficit

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

Conversion

Each share of Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustments for dilutive issuances of stock at any time after July 10, 2003.

SAFESCIENCE NEWCO, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2001

(5)    Related Party Transactions

SafeScience Newco’s research and development and general and administrative costs were paid for directly by the SafeScience Newco stockholders. These transactions are in the normal course of operations and amounts payable to these stockholders are summarized as follows:

December 31, 2001
Due to GlycoGenesys, Inc.	$884,515
Due to Elan, plc	$19,272

Total	$903,787

These balances are unsecured and interest free with no set terms of repayment. They are classified as current liabilities as SafeScience Newco will reimburse GlycoGenesys and Elan upon its funding by its stockholders.

(6)    Subsequent events

On December 18, 2002, GlycoGenesys, Elan, EIS and SafeScience Newco entered into an agreement which terminated the joint venture relationship between GlycoGenesys and EIS. Under the terms of the termination agreement, all joint venture agreements have been terminated and GlycoGenesys has regained all intellectual property rights to GCS-100. In addition, GlycoGenesys has acquired EIS’s 19.9% interest in SafeScience Newco and now owns 100% of the outstanding capital stock of SafeScience Newco. EIS is eligible to receive a royalty on certain future revenues related to GCS-100.

As discussed in Note 1, SafeScience Newco’s future is dependent upon its ability to obtain financing to fund its operations. SafeScience Newco has not obtained commitments from any existing or potential investors to provide additional financing. In the event additional financing is not obtained, SafeScience Newco may be required to curtail operations.

Exhibits:

3)    See (c) below.

(b)  Reports on Form 8-K.

1)	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2002 reporting the issuance of a press release regarding the results of the Company’s Phase II(a) clinical trial for GCS-100 for pancreatic cancer patients.

2)	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2002 furnishing the certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Company’s Report on Form 10-Q/A for the quarter ending June 30, 2002.

3)	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2002, reporting the termination by the Company, Elan International Services, Ltd. and Elan Corporation, plc of their joint venture to develop GCS-100 in oncology.

(c)  Exhibits.

The following documents are incorporated herein by reference from the Registrant’s Form 10, as filed with the Securities and Exchange Commission, SEC file No. 0-26476:

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

The following documents are incorporated herein by reference from the Registrant’s Form S-8 Registration Statement filed with the Commission on May 14, 1996, SEC file No. 333-04764:

10.5	Non-Qualifying Stock Option Plan.*

The following documents are incorporated herein by reference from the Registrant’s Form 10-K for the period ending December 31, 1997:

99.1	Office Lease

The following documents are incorporated by reference from the Registrant’s Form 8-K filed on April 7, 2000:

10.1	Securities Purchase Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investments Ltd., dated March 19, 2000.

10.2	Form of Closing Warrants dated March 29, 2000.

10.3	Form of Adjustable Warrants dated March 29, 2000.

10.4	Registration Rights Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.

10.5	Letter of Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investment Ltd. dated March 29, 2000.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending September 30, 2000:

10.23	1998 Stock Option Plan*

10.24	2000 Stock Incentive Plan*

The following document is incorporated herein by reference from the Registrant’s Form 8-K filed on January 3, 2001:

10.1	License Agreement by and among SafeScience, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following document is incorporated herein by reference from the Registrant’s Form 10-K for the period ending December 31, 2000:

10.18	Product Formula between SafeScience, Inc. and Delta-Omega Technologies, Inc. dated January 5, 2001.

The following document is incorporated herein by reference from the Registrant’s Form 8-K filed on May 23, 2001:

10.1	Amendment No. 1 dated May 14, 2001 to the License Agreement by and among SafeScience, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following documents are incorporated herein by reference from the Registrant’s Form 8-K filed on June 29, 2001:

10.1	Securities Purchase Agreement dated June 22, 2001 between SafeScience, Inc. and Elan International Services, Ltd.

10.2	Subscription, Joint Development and Operating Agreement dated as of June29, 2001 among Elan Corporation, plc, Elan International Services, Ltd., SafeScience, Inc. and SafeScience Newco, Ltd.

10.3	SafeScience License Agreement dated as of June 29, 2001 between SafeScience, Inc. and SafeScience Newco Ltd.

10.4	Elan License Agreement dated as of June 29, 2001 between Elan Corporation, plc and SafeScience Newco, Ltd.

10.5	SafeScience Registration Rights Agreement dated as of June 29, 2001 between SafeScience, Inc. and Elan International Services, Ltd.

10.6	SafeScience Newco Registration Rights Agreement dated as of June 29, 2001 among SafeScience Newco, Ltd. SafeScience, Inc. and Elan International Services, Ltd.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending June 30, 2001:

10.7	Warrant dated July 10, 2001 issued to Elan International Services, Ltd.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending September 30, 2001:

4.1	Certificate of Amendment to the Articles of Incorporation of the Company filed on October 31, 2001.

10.1	Amendment No. 2 dated November 7, 2001 to the License Agreement by and among GlycoGenesys, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following documents are incorporated herein by reference from the Registrant’s Form 10-K for the year ending December 31, 2001:

10.1	Employment Agreement between GlycoGenesys, Inc. and Chris Szustkiewicz, Ph.D. dated March 18, 2002, as amended on March 22, 2002.*

The following documents are incorporated herein by reference from the Registrant’s 10-Q for the quarter ending June 30, 2002:

3.1	Certificate of Amendment to the Articles of Incorporation of the Company filed on June 18, 2002.

10.1	Consulting Agreement between the Company and Beardsworth Consulting Group, Inc. dated as of April 16, 2002.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending September 30, 2002:

10.1	Employment Agreement between Bradley J. Carver and the Company dated as of September 12, 2002 and effective as of June 30, 2002.*

10.2	Employment Agreement between John W. Burns and the Company dated as of September 12, 2002.*

10.3	Employment Letter between William O. Fabbri and the Company, dated July 1, 2002, as amended.*

The following documents are incorporated herein by reference from the Registrant’s Form 8-K filed on December 18, 2002:

4.1	Amended and Restated Certificate of Designations, Preferences and Rights of Series A, Series B and Series C Preferred Stock of GlycoGenesys, Inc.

The following documents are exhibits hereto:

10.1	Termination Agreement dated December 18, 2002, by and among GlycoGenesys, Inc., Elan International Services, Ltd., Elan Corporation plc, and SafeScience Newco, Ltd.

10.2	Development Supply Agreement dated December 17, 2002 between GlycoGenesys, Inc. and Hollister-Stier Laboratories, LLC

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Deloitte & Touche LLP

99.1	Section 906 Certification

*	Constitutes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 11th day of April , 2003.

GLYCOGENESYS, INC. (formerly known as SafeScience, Inc.)

By:	/s/ BRADLEY J. CARVER
Bradley J. Carver Chief Executive Officer President and Treasurer

By:	/s/ JOHN W. BURNS
John W. Burns Senior Vice President, Chief Financial Officer and Secretary

By:	/s/ PATRICK J. JOYCE
Patrick J. Joyce Principal Accounting Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ BRADLEY J. CARVER Bradley J. Carver	CEO, President, Treasurer and Chairman of the Board of Directors	April 11, 2003

/s/ JOHN W. BURNS John W. Burns	SVP, CFO, Secretary and a member of the Board of Directors	April 11, 2003

/s/ PATRICK J. JOYCE Patrick J. Joyce	Principal Accounting Officer	April 11, 2003

/s/ DAVID W. DUBE David W. Dube	Director	April 11, 2003

/s/ THEODORE J. HOST Theodore J. Host	Director	April 11, 2003

/s/ MICHAEL E. HANSON Michael E. Hanson	Director	April 11, 2003

CERTIFICATION

I, Bradley J. Carver, certify that:

1. I have reviewed this annual report on Form 10-K of GlycoGenesys, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRADLEY J. CARVER
Bradley J. Carver Chief Executive Officer and President (Principal Executive Officer)

Date: April 11, 2003

CERTIFICATION

I, John W. Burns, certify that:

1. I have reviewed this annual report on Form 10-K of GlycoGenesys, Inc.

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JOHN W. BURNS
John W. Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 11, 2003