Form 10-Q
period 2003-03-31
GLYCOGENESYS  INC
filed 2003-05-15
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE 1934 For the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 to

Commission file number 0-26476

GLYCOGENESYS, INC.

(Exact name of Registrant as specified in its charter.)

Nevada	33-0231238

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes	☒	No	☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at May 15, 2003 was 37,373,780 shares.

GLYCOGENESYS, INC.

INDEX

Page

Part I—Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3-4
Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	6
Notes to Unaudited Consolidated Financial Statements	7-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13-21
Item 4. Disclosure Controls and Procedures	22
Part II—Other Information
Item 2. Changes in Securities and Use of Proceeds	22
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23
Section 302 Certifications	24-26

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$4,529,426	$6,299,006
Prepaid expenses and other current assets	318,027	332,397

Total current assets	4,847,453	6,631,403

Property and equipment, at cost:
Computer, office and laboratory equipment	763,082	637,372
Furniture and fixtures	294,291	294,291
Motor vehicles	25,026	25,026

	1,082,399	956,689
Less-accumulated depreciation	(615,018)	(578,502)

	467,381	378,187

Other assets:
Restricted cash	108,128	108,128
Other	11,670	11,845

Total other assets	119,798	119,973

Total assets	$5,434,632	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	March 31,	December 31,
	2003	2002

Current liabilities:
Accounts payable	$716,219	$591,785
Accrued liabilities	362,071	351,758
Net liabilities of discontinued operations	124,383	146,612

Total current liabilities	1,202,673	1,090,155

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value (liquidation value $21,147,915 and $21,045,626 as of March 31, 2003 and December 31, 2002, respectively)	108	108
Common stock, $0.01 par value
Authorized – 200,000,000 shares at March 31, 2003 and December 31, 2002
Issued and outstanding – 37,267,957 and 37,251,457 shares at March 31, 2003 and December 31, 2002, respectively	372,680	372,515
Additional paid-in capital	85,144,543	85,144,543
Note receivable from former officer	(2,675,000)	(2,675,000)
Accumulated deficit	(78,610,372)	(76,802,758)

Total stockholders’ equity	4,231,959	6,039,408

Total liabilities and stockholders’ equity	$5,434,632	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating expenses:
Research and development	$841,427	$1,010,799
General and administrative	976,842	735,852

Total operating expenses	1,818,269	1,746,651

Operating loss	(1,818,269)	(1,746,651)

Other income (expense):
Equity in loss of SafeScience Newco, Ltd.	—	(931,010)
Interest income	9,317	27,823
Other income (expense)	1,338	(873)

Total other income (expense)	10,655	(904,060)

Net loss	(1,807,614)	(2,650,711)
Accretion of preferred stock dividends	(102,289)	(239,674)

Net loss applicable to common stock	$(1,909,903)	$(2,890,385)

Basic and diluted net loss per common stock	$(0.05)	$(0.08)

Weighted average number of common shares outstanding	37,273,457	36,863,471

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,807,614)	$(2,650,711)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Amortization of value of warrants issued for license	—	271,951
Equity adjustment in SafeScience Newco, Ltd.	—	931,010
Depreciation and amortization	36,516	30,513
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	—	(1,136,833)
Prepaid expenses and other current assets	14,370	47,523
Accounts payable	124,434	(181,862)
Accrued liabilities	10,313	(317,430)
Net liabilities of discontinued operations	(22,229)	(22,229)

Net cash used in operating and discontinued activities	(1,644,210)	(3,028,068)

Cash flows from investing activities:
Purchase of property and equipment	(125,710)	(11,174)
Other	175	(1,873)

Net cash used in investing activities	(125,535)	(13,047)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	165	5,237,039

Net cash provided by financing activities	165	5,237,039

Net (decrease) increase in cash and cash equivalents	(1,769,580)	2,195,924
Cash and cash equivalents, beginning balance	6,299,006	7,977,910

Cash and cash equivalents, ending balance	$4,529,426	$10,173,834

Supplemental disclosure of non-cash financing activities:
Dividends accreted on Series A and Series B preferred stock	$102,289	$239,674

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

     (1)  Basis of Presentation

The accompanying unaudited consolidated financial statements of GlycoGenesys, Inc. (together with its subsidiaries, the “Company” have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

     (2)  Operations

As of March 31, 2003, the Company had an accumulated deficit of $78,610,372. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $3,644,780 at March 31, 2003. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the fourth quarter of 2003. The Company intends to raise additional capital through equity financings to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through March 31, 2003, the Company has been successful in raising $63.2 million from the sales of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of May 15, 2003, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

In its Annual Report on Form 10-K for the year ended December 31, 2002, the Company reported that there is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, dependence on collaborative partners, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies.

     (3)  Joint Venture with Elan

In July 2001, the Company, Elan International Services, Ltd. (“EIS”) and Elan Corporation plc (together with EIS, “Elan”) formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

the purpose of furthering the development of the Company’s drug candidate, GCS-100, in the field of oncology. The joint venture agreement was terminated on December 18, 2002.

During the period the joint venture was in operation, the Company accounted for its investment in SafeScience Newco using the equity method. Because the Company obtained control of SafeScience Newco on December 18, 2002, SafeScience Newco has been consolidated with the Company’s consolidated financial statements since that date. Accordingly, for the three months ended March 31, 2003, SafeScience Newco has been fully consolidated.

     (4)  Net Loss Per Common Stock

The Company applies Statement of Financial Accounting Standards Statement (“SFAS”) No. 128, Earnings per Share. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three month period ended March 31, 2003 and 2002 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive. At March 31, 2003 and 2002, there were 11,205,524 and 11,345,065 warrants outstanding, respectively, and 1,711,115 and 1,547,042 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 10,741,449 and 6,923,945 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also appropriately omitted.

     (5)  EQUITY

     (a)  Issuance of Common Stock

In the three months ended March 31, 2003, the Company issued 16,500 shares of common stock in connection with the exercise of warrants for consideration of $165.

     (b)  Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of March 31, 2003 and December 31, 2002 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of March 31, 2003 and December 31, 2002 (liquidation value $6,194,874 and $6,092,585, respectively).

•	Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of March 31, 2003 and December 31, 2002.

The Company has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2003 and December 31, 2002, there were 37,267,957 and 37,251,457 shares issued and outstanding.

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company’s Board of Directors. During the three months ended March 31, 2002, the Company issued 92,038 shares of common stock to various employees and consultants as compensation for services rendered or for licensing fees and recorded a charge to operations of $174,870 relating to these issuances. No such shares were issued during the three months ended March 31, 2003.

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

During the three months ended March 31, 2003 and 2002, the Company granted options to purchase 294,000 and 444,600 shares of common stock, respectively, at a weighted average exercise price of $0.27 and $2.09, respectively, per share to employees. Options to purchase 16,100 shares of common stock were exercised during the three months ended March 31, 2002. No options were exercised during the three months ended March 31, 2003.

During the three months ended March 31, 2002, the Company issued warrants to purchase 3,352,868 shares of common stock at a weighted average exercise price of $1.65 per share, of which warrants to purchase 235,033 shares were exercised at a price of $0.01 per share. No warrants were issued during the three months ended March 31, 2003. Warrants to purchase 16,500 shares were exercised at a price of $0.01 per share during the three months ended March 31, 2003.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the three months ended March 31, 2002 amounted to $271,951. No such expense was charged to operations during the three months ended March 31, 2003.

(c) Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 6 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended March 31,

	2003	2002

Net loss applicable to common stock, as reported	$1,909,903	$2,890,385
Total stock-based employee compensation expense determined under fair value based method for all awards	135,909	174,332

Pro forma net loss applicable to common stock	$2,045,812	$3,064,717

Basic and diluted net loss per common stock, as reported	$0.05	$0.08

Pro forma basic and diluted net loss per common stock	$0.05	$0.08

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended March 31, 2003 and 2002, respectively: (1) risk-free interest rates of 3.9% and 4.3%, respectively; (2) dividend yields of 0.0% and 0.0%, respectively; (3) expected lives of 10 and 10 years, respectively; and (4) volatility of 1.48% and 1.17%, respectively. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.21 and $1.98, respectively. Results may vary depending on the assumptions applied within the model.

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

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

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on glycobiology. Our lead drug candidate GCS-100, a potential treatment for multiple forms of cancer, completed a Phase II(a) clinical trial for pancreatic cancer in April 2002 and completed a Phase II(a) clinical trial for colorectal cancer in March 2001. We began a Phase I dose escalation trial in February 2002 dosing in patients at up to 80mg/m2.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100 and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In addition, the Company plans to sell or no longer pursue development of its two agricultural products (Elexa, a registered trademark of the Company and Bb447) by mid-2003.

The Company’s business was founded in 1992 as IGG International, Inc. to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 the Company changed its name to SafeScience, Inc. and in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company’s principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company’s home page is located on the worldwide web at http://www.glycogenesys.com.

GlycoGenesys has three wholly-owned subsidiaries, International Gene Group, Inc. (“IGG”), and SafeScience Products, Inc. (“SafeScience Products”) and SafeScience Newco, Ltd. (“SafeScience Newco”).

GlycoGenesys, along with IGG and SafeScience Newco, develops human therapeutics, primarily GCS-100, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute. Historically, SafeScience Products, Inc. developed agriculture products and developed, marketed, and distributed chemically safe consumer and commercial products.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the three months ended March 31, 2003 are the same as those described in our Annual Report on Form 10-K.

The Company’s critical accounting policies are those that are important to the portrayal of the Company’s financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that its most critical accounting policy relates to the accounting for its accrued liabilities, specifically clinical research organization costs. While the Company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual results may differ from those estimates.

Accrued liabilities, specifically clinical research organization costs — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Specifically, management must make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organization, or CRO, costs. Management analyzes the progress of clinical trials, invoices received and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Material differences may result in the amount and timing of the accrued balance for any period if management made different judgments or utilized different estimates.

Results of Operations: Three months ended March 31, 2003 versus March 31, 2002

We had a net loss before preferred stock dividends of $1,807,614 for the three months ended March 31, 2003 versus $2,650,711 for the three months ended March 31, 2002. The net loss for the three months ended March 31, 2003 included no amounts related to our equity in loss of SafeScience Newco, compared to $931,010 related to our equity in loss of SafeScience Newco for the three months ended March 31, 2002.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we have developed nontoxic agricultural products. Both areas are in the research and development phase and explanations of the changes in both areas from quarter-to-quarter are described in this section.

In July 2001, the Company transferred its rights to GCS-100 in the field of oncology to SafeScience Newco in connection with the formation of a joint venture with Elan. Costs related to GCS-100, incurred after the transfer to SafeScience Newco, which were on behalf of SafeScience Newco, were expensed by SafeScience Newco. These research and development costs were incurred either by the Company or EIS on behalf of SafeScience Newco. The Company reported our share of such expenses as a component of our equity in loss of SafeScience Newco. Following the termination of the joint venture with Elan, on December 18, 2002, all expenses associated with the development of GCS-100 are recorded in the line item Research and Development (“R&D”) in the Consolidated Statement of Operations.

Our research and development expenses for the three months ended March 31, 2003 and 2002 were reported in the following financial statement captions:

	Three Months Ended March 31,

	2003	2002

GCS-100:
Equity in loss of SafeScience Newco	$—	$856,072
R&D	771,984	949,433

Total GCS-100	771,984	1,805,505
Other Products – R&D	69,443	61,367

Total Research & Development expenses	$841,427	$1,866,872

Total research and development expenses of $841,427 for the three months ended March 31, 2003 decreased $1,025,445, or 55%, from $1,866,872 of expenses for the three months ended March 31, 2002.

Total GCS-100 development expenses of $771,984 for the three months ended March 31, 2003 represent a decrease of $1,033,521, or 57%, from the $1,805,505 of expenses for the three months ended March 31, 2002. This decrease is primarily due to reductions in expenses of approximately (i) $795,000 in license fees paid to Wayne State University and the Barbara Ann Karmanos Cancer Institute, (ii) $271,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, and (iii) $139,000 in GCS-100 production costs. These reductions were partially offset by increases in GCS-100 development expenses of $66,000, staffing-related expenses of $45,000 and analytical service expenses of $42,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, increased approximately $8,000, or 13%, to approximately $69,400 for the three months ended March 31, 2003 from approximately $61,400 for the three months ended March 31, 2002. The increase reflects increased payroll and license fees, partially offset by reduced consulting expenses. The Company plans to sell or may no longer pursue development of these agricultural products by mid-2003.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $25,000-$75,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses increased to $976,842 for the three months ended March 31, 2003 from $735,852 for the three months ended March 31, 2002, an increase of $240,990, or 33%. This increase is primarily attributable to increased payroll-related costs of approximately $172,000, reduced expenses charged to SafeScience Newco of $68,000 and increased D&O insurance costs of approximately $46,000, partially offset by decreases in investor relation expenses of $19,000, consulting expenses of $13,000 and travel expenses of $11,000.

Interest income decreased to $9,317 for the three months ended March 31, 2003 from $27,823 for the three months ended March 31, 2002, a decrease of $18,506, or 67%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Equity in loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the three months ended March 31, 2002. Substantially all of SafeScience Newco’s expenses were related to research and development.

Liquidity and Capital Resources

For the three months ended March 31, 2003, our operations utilized cash of $1,644,210 primarily to fund our operating loss, partially offset by an increase in accounts payable. We also invested $125,710 in purchases of property and equipment. We intend to raise additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of March 31, 2003, our accumulated deficit was $78,610,372 and as of May 14, 2003, our cash balances were $3,662,681.

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

Our future is dependent upon our ability to obtain financing to fund our operations. As of May 15, 2003, we have not obtained commitments from any existing or potential investors to provide additional financing. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce or curtail operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of March 31, 2003, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2003, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

     We began operations more than ten years ago and have not generated revenue from human therapeutic products. We previously generated limited revenues from the sale of consumer and commercial cleaning products, however, we discontinued our consumer and commercial product business in early 2001. We do not expect to generate product revenue for several years; if at all. We will not generate funds unless we are able to sell our consumer and commercial and/or agricultural business areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical products. Excluding dividends accreted to preferred stock, we have incurred approximately $78.6 million of losses since our inception, including approximately $10.1 million for the year ended

December 31, 2002 and approximately $1.8 million for the three months ended March 31, 2003. Extensive losses can be expected to continue for the foreseeable future.

     We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	make milestone and royalty payments;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	hire additional clinical, scientific and management personnel;

•	add operational, financial and management information systems and personnel; and

•	identify and in-license additional compounds or product candidates.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

     We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the fourth quarter of 2003 consistent with prioritizing R&D expenditures. We intend to raise additional capital through the sale of equity securities.

     Our future is dependent on our ability to obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Additional equity financing may result in dilution to our shareholders. At our current stock price or if the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or on unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce or curtail our operations.

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

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that GCS-100 or another product candidate may cause harmful side effects;

•	we may discover that GCS-100 or another product candidate does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend the clinical trials of GCS-100 or another product candidate;

•	patient recruitment may be slower than expected; and

•	patients may drop out of our clinical trials.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

     We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 11 issued U.S. patents having expiration dates ranging from 2013 to 2018. Four of these 11 issued patents relate to GCS-100. We own or exclusively license five foreign patents having expiration dates ranging from 2016 to 2017. Four of these five foreign patents relate to GCS-100. We own or exclusively license 12 pending U.S. patent applications, of which eight relate to GCS-100 and 27 pending foreign patent applications, of which 17 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

     To the extent aspects of our technology may be unpatentable, we may determine to maintain such technology as trade secrets or we may protect such unpatented technology by contractual agreements. Our unpatented technology or similar technology could be independently developed by others. In addition, the contractual agreements by which we protect our unpatented technology and trade secrets may be breached. If technology similar to ours is independently developed or our contractual agreements are breached, our technology will be less valuable and our business will be harmed.

     There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. We are not involved in any such litigation or proceedings, nor are we aware of any basis for such litigation or proceedings. The patents we exclusively license from Wayne State University and the Karmanos Cancer Institute and the patent application we exclusively license from Dr. David Platt could become subject to a proceeding at the U.S. Patent and Trademark Office to determine priority between them. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

     We do not maintain our own laboratories; however, we employ four full-time scientific personnel and utilize the services of several scientific consultants. We do utilize laboratory space, which we rent on a short-term basis. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier Laboratories LLC to manufacture GCS-100, Incell Corporation, LLC and TGA Sciences, Inc. for assay development and third-party contract research organizations, such as Beardsworth Consulting Group, Inc. to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as the University of Arizona and St. Bartholomew’s and the Royal London School of Medicine. In addition, we employ several consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions.

     Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs and could devote resources to other customers.

IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY OR IF WE ARE UNABLE TO FIND A PURCHASER OF THE AGRICULTURAL AREA OF OUR BUSINESS, THIS PORTION OF OUR BUSINESS WILL SUFFER.

     Our focus is primarily pharmaceuticals and to a much lesser extent agricultural products. We intend to either sell or curtail development of our agricultural products by mid-2003. If we sell our agricultural products, we would seek to receive royalties on future sales of such products. Commercial sales of our proposed agricultural products will substantially depend upon the products’ efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant’s natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take for a purchaser of our agriculture business to gain such acceptance.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

     We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until, in the opinion of management, the size and scope of our business so warrants. While we have established a manufacturing relationship with Hollister-Stier Laboratories LLC to provide us with GCS-100 that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. For the foreseeable future, we will be dependent upon third parties to manufacture our products.

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

     We believe, based on industry studies, there are, including GCS-100, approximately 36 drugs in Phase I, 64 drugs in Phase II, and 9 drugs in Phase III development for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Roche Pharmaceuticals’ capecitabine (Xeloda), flourouracil (Adrucil or 5-FU), leucovorin, in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU and Pharmacia’s irinotecan (Camptosar).

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

     The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA prior to any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our products. By statute and regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

     The investigation, manufacture and sale of agricultural products are subject to regulation by the EPA, including the need for approval before marketing, and by comparable foreign and state agencies. Our agricultural products will be able to be commercially marketed for use either in the United States or other countries only by first obtaining the necessary approvals. While we hope to obtain all regulatory approvals for our proposed products, we may not obtain these approvals on a timely basis, if at all. We have received approval from the EPA, California and other states for Elexa 4%. In addition, Bb447 has received conditional approval from the EPA.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

     Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add up to an additional 30 employees over the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 13 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J. Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

     As of April 30, 2003, there were outstanding options to purchase 1,761,115 shares of common stock, at a weighted average exercise price of $2.22 per share and warrants to purchase 11,205,524 shares of common stock at a weighted average exercise price of $2.26 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

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

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK MAY BE DELISTED AND THE LIQUIDITY OF AN INVESTMENT IN OUR SECURITIES WOULD DECREASE.

     Our common stock could be delisted from The Nasdaq SmallCap Market for the following reasons, among others:

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

     We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. The closing bid price of our common stock has been below $1.00 since June 10, 2002. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, to January 21, 2003, to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. In January 2003, under a program implemented on a pilot basis, Nasdaq granted us an additional 180 day grace period ending July 18, 2003 to correct our minimum bid price deficiency because we had in excess of $5,000,000 in stockholders’ equity. If we have in excess of $5,000,000 in stockholders’ equity on July 18, 2003, we can seek an additional 180 day grace period. Our stockholders’ equity was approximately $4.2 million as of March 31, 2003. In light of the declines in our stock price, our market capitalization has been below $35 million since July 1, 2002.

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

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

     As of April 30, 2003, approximately 22,354,934 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years can sell restricted securities, under certain circumstances, without any quantity limitation. The sale of these restricted shares including restricted shares that may be sold pursuant to our seven effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

BECAUSE OUR MANAGEMENT COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

     The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 7.2% collectively of our currently outstanding shares of common stock. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 16.0% of our currently outstanding common stock, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 36.6% of the outstanding common stock, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

     The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending April 30, 2003, our common stock has traded at prices ranging from $0.18 to $1.50 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing of this Form 10-Q, have concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to GlycoGenesys, Inc., including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Form 10-Q was being prepared.

Changes in Internal Controls: There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II-OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended March 31, 2003.

On March 21, 2003, the Company issued 16,500 shares of Common Stock for the exercise of warrants by an accredited investor for a total of $165. These securities were sold in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

(a)  Exhibits

99.1        Section 906 Certification

(b)  Reports on Form 8-K.

1)	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2003 reporting the filing, for informational purposes only, of an unaudited pro forma balance sheet as of November 30, 2002 and an unaudited pro forma statement of operations for the year ended December 31, 2001 and the eleven months ended November 30, 2002 to reflect the termination of the Company’s joint venture with Elan.

2)	Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2003 reporting (i) the issuance of a press release regarding the addition of Dr. Daniel Von Hoff to the Company Scientific Advisory Board and the acceptance of the position of Chairman of the Scientific Advisory Board by Dr. Bruce Zetter, (ii) the issuance of a press release regarding the replacement of Brian Hughes as Chairman of the Company’s Board of Directors by Bradley Carver and the resignation of Mr. Hughes from the Board of Directors and (iii) a summary of the reasons Mr. Hughes stated for his resignation as well as the Company’s response to Mr. Hughes’ resignation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of May 2003.

GLYCOGENESYS, INC.
(the “Registrant”)

/s/ Bradley J. Carver

Bradley J. Carver, Chief Executive Officer President and Treasurer

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

Date: May 15, 2003

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

Date: May 15, 2003

By: /s/ John W. Burns John W. Burns Senior Vice President and Chief Financial Officer (Principal Financial Officer)