Form 10-Q
period 2003-06-30
GLYCOGENESYS  INC
filed 2003-08-19
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at August 14, 2003 was 37,805,740 shares.

GLYCOGENESYS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$3,039,939	$6,299,006
Prepaid expenses and other current assets	193,506	332,397

Total current assets	3,233,445	6,631,403

Property and equipment, at cost:
Computer, office and laboratory equipment	787,173	637,372
Furniture and fixtures	294,291	294,291
Motor vehicles	25,026	25,026

	1,106,490	956,689
Less-accumulated depreciation	(652,739)	(578,502)

Property and equipment, net	453,751	378,187

Other assets:
Restricted cash	108,128	108,128
Other	11,670	11,845

Total other assets	119,798	119,973

Total assets	$3,806,994	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	June 30, 2003	December 31, 2002
Current liabilities:
Accounts payable	$630,033	$591,785
Accrued liabilities	390,391	351,758
Net liabilities of discontinued operations	102,155	146,612

Total current liabilities	1,122,579	1,090,155

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value (liquidation value $21,251,341 and $21,045,626 as of June 30, 2003 and December 31, 2002, respectively)	108	108
Common stock, $0.01 par value; Authorized – 200,000,000 shares; Issued and outstanding – 37,786,847 and 37,251,457 shares at June 30, 2003 and December 31, 2002, respectively	377,869	372,515
Additional paid-in capital	85,143,484	85,144,543
Note receivable from former officer	(2,675,000)	(2,675,000)
Accumulated deficit	(80,162,046)	(76,802,758)

Total stockholders’ equity	2,684,415	6,039,408

Total liabilities and stockholders’ equity	$3,806,994	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating expenses:
Research and development	$655,858	$247,326	$1,497,284	$1,375,981
General and administrative	904,076	1,048,382	1,880,919	1,666,378

Total operating expenses	1,559,934	1,295,708	3,378,203	3,042,359

Operating loss	(1,559,934)	(1,295,708)	(3,378,203)	(3,042,359)

Other income (expense):
Equity in loss of SafeScience Newco, Ltd.	—	(1,301,104)	—	(2,232,114)
Interest income	6,856	30,048	16,173	57,871
Other income	1,404	2,082	2,742	1,209

Total other income (expense)	8,260	(1,268,974)	18,915	(2,173,034)

Net loss	(1,551,674)	(2,564,682)	(3,359,288)	(5,215,393)
Accretion of preferred stock dividends	(103,426)	(256,885)	(205,715)	(496,559)

Net loss applicable to common stock	$(1,655,100)	$(2,821,567)	$(3,565,003)	$(5,711,952)

Basic and diluted net loss per common stock	$(0.04)	$(0.08)	$(0.10)	$(0.15)

Weighted average number of common shares outstanding	37,511,805	37,168,314	37,384,381	37,118,171

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,359,288)	$(5,215,393)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Operating expenses paid with common stock, options and warrants	—	42,833
Amortization of value of warrants issued for license	—	433,734
Equity adjustment in SafeScience Newco, Ltd.	—	2,232,114
Depreciation and amortization	74,237	61,718
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	—	(1,395,443)
Prepaid expenses and other current assets	138,891	79,598
Accounts payable	38,248	(271,112)
Accrued liabilities	38,633	(926,676)
Net liabilities of discontinued operations	(44,457)	(44,457)

Net cash used in operating and discontinued activities	(3,113,736)	(5,003,084)

Cash flows from investing activities:
Purchase of property and equipment	(149,801)	(25,085)
Other	175	(1,873)

Net cash used in investing activities	(149,626)	(26,958)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	4,295	5,148,275
Proceeds from exercise of warrants	—	1,572

Net cash provided by financing activities	4,295	5,149,847

Net (decrease) increase in cash and cash equivalents	(3,259,067)	119,805
Cash and cash equivalents, beginning balance	6,299,006	7,977,910

Cash and cash equivalents, ending balance	$3,039,939	$8,097,715

Supplemental disclosure of non-cash financing activities:
Series B preferred stock issued to fund SafeScience Newco	$—	$1,019,740

Dividends accreted on Series A and Series B preferred stock	$205,715	$496,559

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of GlycoGenesys, Inc. (together with its subsidiaries, the “Company”), have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K.

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

(2) Operations

As of June 30, 2003, the Company had an accumulated deficit of $80,162,046. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $2,110,866 at June 30, 2003. The Company believes that its existing funds and commitments will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2004, allowing the Company to initiate the Phase I dose escalation monotherapy trial. The Company intends to raise additional capital through equity financings to support its planned Phase I dose escalation trials and continued operations. To the extent the Company is unable to raise sufficient funding for Phase I dose escalation trials, it will need to accelerate its efforts to repartnering with a large biotechnology or pharmaceutical company. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through June 30, 2003, the Company has been successful in raising $63.2 million from the sales of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of August 18, 2003, the Company has obtained commitments from existing or potential investors to provide additional financing of approximately $4.0 million, of which the Company has received approximately $2.4 million. The Company will need to raise significant additional funding. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

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

June 30, 2003

the purpose of furthering the development of the Company’s drug candidate, GCS-100, in the field of oncology. The joint venture agreement was terminated on December 18, 2002.

During the period the joint venture was in operation, the Company accounted for its investment in SafeScience Newco using the equity method. Because the Company obtained control of SafeScience Newco on December 18, 2002, SafeScience Newco has been consolidated with the Company’s consolidated financial statements since that date. Accordingly, for the three months and six months ended June 30, 2003, SafeScience Newco has been fully consolidated.

(4) Net Loss Per Common Stock

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three month and six month periods ended June 30, 2003 and 2002 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive. At June 30, 2003 and 2002, there were 10,792,457 and 11,345,065 warrants outstanding, respectively, and 1,761,115 and 1,547,042 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 10,792,457 and 6,923,945 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also omitted.

(5) Equity

(a) Issuance of Common Stock

In the three months and six months ended June 30, 2003, the Company issued 413,067 and 429,567 shares of common stock in connection with the exercise of warrants for consideration of $4,131 and $4,296, respectively. In addition, during the three months ended June 30, 2003 the Company issued 105,823 shares of common stockdue to the delay in filing of a registration statement in 2002.

(b) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of June 30, 2003 and December 31, 2002 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of June 30, 2003 and December 31, 2002 (liquidation value $6,298,300 and $6,092,585, respectively).

•	Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of June 30, 2003 and December 31, 2002.

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company’s Board of Directors. During the six months ended June 30, 2002, the Company issued 92,038 shares of common stock to various employees and consultants as compensation for services rendered or for licensing fees and recorded a charge to operations of $174,870 relating to these issuances. No shares of common stock were issued as compensation for services rendered or for licensing fees during the six months ended June 30, 2003.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

During the three months ended June 30, 2003 and 2002, the Company granted options to purchase 40,000 and 107,100 shares of common stock, respectively, at a weighted average exercise price of $0.40 and $1.53, respectively, per share to employees and others. Options to purchase 253,715 shares of common stock at a weighted average exercise price of $13.38 expired and were cancelled during the three months ended June 30, 2002. No options expired or were exercised during the three months ended June 30, 2003.

During the six months ended June 30, 2003 and 2002, the Company granted options to purchase 344,000 and 551,700 shares of common stock, respectively, at a weighted average exercise price of $0.29 and $1.98, respectively, per share to employees and others. Options to purchase 16,100 shares of common stock were exercised during the six months ended June 30, 2002. No options were exercised during the six months ended June 30, 2003

During the three months ended June 30, 2003 and 2002, warrants to purchase 413,067 and 179,738 shares, respectively, were exercised at a price of $0.01 per share. No warrants were issued during the three months ended June 30, 2003 and 2002.

During the six months ended June 30, 2002, the Company issued warrants to purchase 3,352,869 shares of common stock at a weighted average exercise price of $1.65 per share, of which warrants to purchase 414,771 shares were exercised at a price of $0.01 per share. No warrants were issued during the six months ended June 30, 2003. Warrants to purchase 429,567 shares were exercised at a price of $0.01 per share during the six months ended June 30, 2003.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the six months ended June 30, 2002 amounted to $476,567. No such expense was charged to operations during the six months ended June 30, 2003.

(c) Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 6 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stock, as reported	$(1,655,100)	$(2,821,567)	$(3,565,003)	$(5,711,952)
Total stock-based employee compensation expense determined under fair value based method for all awards	(146,078)	(218,605)	(281,987)	(392,937)

Pro forma net loss applicable to common stock	$(1,801,178)	$(3,040,172)	$(3,846,990)	$(6,104,889)

Basic and diluted net loss per common stock, as reported	$(0.04)	$(0.08)	$(0.10)	$(0.15)

Pro forma basic and diluted net loss per common stock	$(0.05)	$(0.08)	$(0.10)	$(0.16)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended June 30, 2003 and 2002, respectively: (1) risk-free interest rates of 5.1% and 3.6%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 102.1% and 135.3%, respectively. The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 was $1.53 and $0.40, respectively. The following assumptions were used for options granted during the six months ended June 30, 2003 and 2002, respectively: (1) risk-free interest rates of 5.1% and 3.8%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 85.2% and 145.8%, respectively. The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 was $0.29 and $1.98, respectively. Results may vary depending on the assumptions applied within the model.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

(6) Subsequent Event

In August 2003, the Company engaged in a private placement of securities to institutions and accredited investors in which the Company received commitments to purchase a total of 7,487,037 shares of Common Stock and warrants to purchase 2,246,112 shares of Common Stock at an average weighted exercise price of $0.86 per share for total consideration of $4,043,000. As of August 18, 2003, the Company has received $2,437,100 for the purchase of 4,513,148 shares of Common Stock and warrants to purchase 1,353,944 shares of Common Stock at a weighted average exercise price of $0.84 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the results anticipated in the forward-looking statements. Any statements contained in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including but not limited to, risks of product development (such as failure to demonstrate efficacy or safety), risk related to FDA and other regulatory procedures, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, the results of financing efforts, developments regarding intellectual property rights and litigation, and other risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein which discuss factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on glycobiology. Our lead drug candidate GCS-100, a potential treatment for multiple forms of cancer, completed a Phase II(a) clinical trial for pancreatic cancer in April 2002 and completed a Phase II(a) clinical trial for colorectal cancer in March 2001. We began a Phase I dose escalation trial in February 2002 dosing in patients at up to 80mg/m2 which was completed in late 2002.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100 and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In addition, the Company plans to sell its agricultural products area, consisting of two products (Elexa, a registered trademark of the Company and Bb447).

Assuming the necessary financial resources are available, the Company plans to commence the first of three Phase I dose escalation studies in late 2003 with a substantially ethanol-free formulation. Thirty patients will be included in a monotherapy trial and a total of 30 patients will be included in two trials testing GCS-100 in combination with a standard chemotherapy. Two Phase II pivotal trials with GCS-100 as a monotherapy and two Phase II trials of GCS-100 in combination with standard cancer therapies are planned to begin in 2004 and will enroll cancer patients whose indications will be chosen based on results of the Phase I dose escalation trials. These Phase II trials are planned to enroll 55 patients each. These four planned Phase II trials may enroll additional patients beyond the planned 55 patients and/or additional Phase II trials may be initiated. The Company plans to file for an NDA using the data from the Phase II monotherapy trials in 2005 if the results support an NDA. The Company plans to initiate a Phase III combination therapy clinical trial in 2005 toward an NDA for additional indications.

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

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the six months ended June 30, 2003 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations: Three Months Ended June 30, 2003 versus June 30, 2002

We had a net loss of $1,551,674 for the three months ended June 30, 2003 versus $2,564,682 for the three months ended June 30, 2002.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus, which is in the research and development phase. To a lesser extent, we have developed nontoxic agricultural products, which are at the research and development phase. We plan to sell the agricultural products area. Explanations of the changes in both areas from quarter-to-quarter are described in this section.

In July 2001, the Company transferred its rights to GCS-100 in the field of oncology to SafeScience Newco in connection with the formation of a joint venture with Elan. Costs related to GCS-100, incurred after the transfer to SafeScience Newco, which were on behalf of SafeScience Newco, were expensed by SafeScience Newco. These research and development costs were incurred either by the Company or EIS on behalf of SafeScience Newco. The Company reported its share of such expenses as a component of its equity in loss of SafeScience Newco. Following the termination of the joint venture with Elan on December 18, 2002, SafeScience Newco is consolidated in our financial statements and all expenses associated with the development of GCS-100 are recorded in the line item Research and Development (“R&D”) in the Consolidated Statements of Operations.

Our research and development expenses for the three months ended June 30, 2003 and 2002 were reported in the following financial statement captions:

	Three Months Ended June 30,
	2003	2002
GCS-100:
Equity in loss of SafeScience Newco	$—	$1,251,334

R&D	599,912	161,782

Total GCS-100	599,912	1,413,116

Other Products – R&D	55,946	85,544

Total Research & Development expenses	$655,858	$1,498,660

Total research and development expenses of $655,858 for the three months ended June 30, 2003 decreased $842,802, or 56%, from $1,498,660 of expenses for the three months ended June 30, 2002.

Total GCS-100 development expenses of $599,912 for the three months ended June 30, 2003 decreased $813,204, or 58%, from $1,413,116 of expenses for the three months ended June 30, 2002. This decrease is primarily due to reductions in expenses of approximately (i) $404,000 for clinical trials and clinical research organization services, (ii) $162,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, (iii) $131,000 in consulting fees, (iv) $99,000 for analytical and other development costs,(v) $86,000 in staffing-related costs, and (vi) $80,000 in GCS-100 production costs. These reductions were partially offset by an overall increase in GCS-100 development expenses resulting from the termination of our joint venture agreement with Elan in December 2002. Prior to the termination, Elan reimbursed us for 19.9% of SafeScience Newco’s expenses.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $30,000, or 35%, to approximately $56,000 for the three months ended June 30, 2003 from approximately $86,000 for the three months ended June 30, 2002. The decrease reflects decreased payroll and consulting expenses, partially offset by increased license fees. We plan to sell our agricultural products area.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $25,000-$75,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses decreased to $904,076 for the three months ended June 30, 2003 from $1,048,382 for the three months ended June 30, 2002, a decrease of $144,306, or 14%. This decrease is primarily attributable to decreases in (i) professional fees of approximately $158,000, (ii) stock-based compensation for recruiting services of approximately $43,000 and (iii) annual report costs of approximately $40,000, paritally offset by increased directors and officers insurance costs of approximately $48,000 and expenses charged to SafeScience Newco in 2002 of approximately $52,000. The Company’s 80.1% share of the expenses charged to SafeScience Newco in 2002 were included in the equity in loss of SafeScience Newco in 2002.

Interest income decreased to $6,856 for the three months ended June 30, 2003 from $30,048 for the three months ended June 30, 2002, a decrease of $23,192, or 77%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Equity in loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the three months ended June 30, 2002. Substantially all of SafeScience Newco’s expenses were related to research and development.

Results of Operations: Six Months Ended June 30, 2003 versus June 30, 2002

We had a net loss of $3,359,288 for the six months ended June 30, 2003 versus $5,215,393 for the six months ended June 30, 2002.

Research and Development Expenses —

Our research and development expenses for the six months ended June 30, 2003 and 2002 were reported in the following financial statement captions:

	Six Months Ended June 30,
	2003	2002
GCS-100:
Equity in loss of SafeScience Newco	$—	$2,127,812

R&D	1,371,895	1,229,070

Total GCS-100	1,371,895	3,356,882

Other Products – R&D	125,389	146,911

Total Research & Development expenses	$1,497,284	$3,503,793

Total research and development expenses of $1,497,284 for the six months ended June 30, 2003 decreased $2,006,509, or 57%, from $3,503,793 of expenses for the six months ended June 30, 2002.

Total GCS-100 development expenses of $1,371,895 for the six months ended June 30, 2003 decreased $1,984,987, or 59%, from $3,356,882 of expenses for the six months ended June 30, 2002. This decrease is primarily due to reductions in expenses of approximately (i) $795,000 in license fees paid to Wayne State University and the Barbara Ann Karmanos Cancer Institute, (ii) $434,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, (iii) $ 412,000 for clinical trials and clinical research organization services, (iv) $219,000 in GCS-100 production costs, (v) $215,000 for consulting, (vi) $159,000 for pre-clincal studies and (vii) $102,000 for regulatory and other development costs. These reductions were partially offset by an increase in laboratory facility costs of $52,000 and an overall increase in GCS-100 development expenses resulting from the termination of our joint venture agreement with Elan in December 2002. Prior to the termination, Elan reimbursed us for 19.9% of SafeScience Newco’s expenses.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $22,000, or 15%, to approximately $125,000 for the six months ended June 30, 2003 from approximately $147,000 for the six months ended June 30, 2002. The decrease reflects reduced consulting expense partially offset by increased license fees. We plan to sell our agricultural products area.

General and administrative expenses increased to $1,880,919 for the six months ended June 30, 2003 from $1,666,378 for the six months ended June 30, 2002, an increase of $215,541, or 13%. This increase is primarily attributable to increased payroll-related costs of approximately $167,000, reduced expenses charged to SafeScience Newco of $120,000 and increased directors and officers insurance costs of approximately $94,000, partially offset by decreases in stock-based compensation for recruiting services of $43,000, annual report expenses of $41,000, consulting expenses of $24,000 and travel expenses of $17,000.

Interest income decreased to $16,173 for the six months ended June 30, 2003 from $57,871 for the six months ended June 30, 2002, a decrease of $41,698, or 72%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Equity in loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the six months ended June 30, 2002. Substantially all of SafeScience Newco’s expenses were related to research and development.

Liquidity and Capital Resources

For the six months ended June 30, 2003, our operations utilized cash of $3,113,736 primarily to fund our operating loss, partially offset by an increase in accounts payable. We also invested $149,801 in purchases of property and equipment. We intend to raise additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of June 30, 2003, our accumulated deficit was $80,162,046 and as of August 18, 2003, our cash balances were $4,904,792.

On December 18, 2002, the Company and Elan terminated their joint venture, SafeScience Newco, and the Company acquired Elan’s equity interest in SafeScience Newco. From inception on July 10, 2001 through December 18, 2002, Elan provided $7.3 million in research and development funding for GCS-100. The Company will not receive any additional funding from Elan.

We believe that our existing funds and commitments will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2004, allowing us to initiate the Phase I dose escalation monotherapy trial. We intend to raise additional capital through equity financings to support our planned Phase I dose escalation trials and continued operations. To the extent we are unable to raise sufficient funding for Phase I dose escalation trials, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of August 18, 2003, we have obtained commitments from existing or potential investors to provide additional financing of $4,043,000, of which we have received $2,437,100. We will need to raise significant additional funding. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce, curtail or cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of June 30, 2003, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2003, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations more than ten years ago and have not generated revenue from human therapeutic products. We previously generated limited revenues from the sale of consumer and commercial cleaning products, however, we discontinued our consumer and commercial product business in early 2001. We do not expect to generate product revenue for several years, if at all. We will not generate funds unless we are able to sell our consumer and commercial and/or agricultural business areas, or generate revenues through the receipt of payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or bringing to market pharmaceutical products. Excluding dividends accreted to preferred stock, we have incurred approximately $80.2 million of losses since our inception, including approximately $10.1 million for the year ended December 31, 2002 and approximately $3.4 million for the six months ended June 30, 2003. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	make milestone and royalty payments;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	prosecute and maintain existing and future patent applications and patents;

•	hire additional clinical, scientific and management personnel;

•	add operational, financial and management information systems and personnel; and

•	identify and in-license additional compounds or product candidates.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds and commitments will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2004, allowing us to initiate the Phase I dose escalation monotherapy trial. We intend to raise additional capital through the sale of equity securities to support our planned Phase I dose escalation trials and continued operations. To the extent we are unable to raise sufficient funding for Phase I dose escalation trials, we will need to accelerate our efforts to repartnering with a large biotechnology or pharmaceutical company.

Our future is dependent on our ability to obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Additional equity financing may result in dilution to our shareholders. At our current stock price or if the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or on unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce, curtail or cease our operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002 have been prepared on the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated March 28, 2003 that includes an explanatory paragraph stating that our recurring losses from operations, accumulated deficit of $76.8 million as of December 31, 2002, and our expectation that we will incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials, among other things, raise substantial doubt about our ability to continue as a going concern.

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100.

While we seek to increase our portfolio of potential products, currently we are not developing a wide array of products. A substantial majority of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially adversely affected.

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

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that GCS-100 or another product candidate may cause harmful side effects;

•	we may discover that GCS-100 or another product candidate does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend the clinical trials of GCS-100 or another product candidate;

•	patient recruitment may be slower than expected;

•	patients may drop out of our clinical trials; and

•	we may be unable to timely produce sufficient supplies of GCS-100 or other product candidates for clinical trials.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safety and efficacy data or manufacturing data necessary for approval. In addition, even if we receive approval, such approval may be limited in scope and hurt the commercial viability of such product. If we are unable to successfully obtain approval of and commercialize any product candidate, this would materially harm our business, impair our ability to generate revenues and adversely impact our stock price.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 11 issued U.S. patents having expiration dates ranging from 2013 to 2018. Four of these 11 issued patents relate to GCS-100. We own or exclusively license five foreign patents having expiration dates ranging from 2016 to 2017. Four of these five foreign patents relate to GCS-100. We own or exclusively license 13 pending U.S. patent applications, of which nine relate to GCS-100 and 28 pending foreign patent applications, of which 18 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We do not maintain our own laboratories; however, we employ three full-time scientific personnel and utilize the services of several scientific consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We do utilize laboratory space, which we rent on a short-term basis. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier Laboratories LLC to manufacture GCS-100, Incell Corporation, LLC and TGA Sciences, Inc. for assay development and third-party contract research organizations, such as Beardsworth Consulting Group, Inc. to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as the University of Arizona and St. Bartholomew’s and the Royal London School of Medicine.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs and could devote resources to other customers.

IF WE ARE UNABLE TO FIND A PURCHASER OF THE AGRICULTURAL AREA OF OUR BUSINESS OR IF OUR AGRICULTURE PRODUCTS ARE NOT ACCEPTED BY THE AGRICULTURAL COMMUNITY, THIS PORTION OF OUR BUSINESS WILL SUFFER.

Our focus is primarily pharmaceuticals and to a much lesser extent agricultural products, which product area we plan to sell. If we sell our agricultural products area, we would seek to receive royalties on future sales of such products. Commercial sales of our proposed agricultural products will substantially depend upon the products’ efficacy and on their acceptance by the agricultural community. For example, Elexa works by a different mode of action than current fungicides because it increases a plant’s natural resistance to disease instead of killing the fungus directly. Widespread acceptance of Elexa in the agricultural field will require educating the agricultural community as to the benefits and reliability of Elexa. Our proposed products may not be accepted, and, even if accepted, we are unable to estimate the length of time it would take for a purchaser of our agriculture business to gain such acceptance.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING OUR PRODUCTS ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF OUR PRODUCTS, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until, in the opinion of management, the size and scope of our business so warrants. While we have established a manufacturing relationship with Hollister-Stier Laboratories LLC and others to provide us with GCS-100 that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. For the foreseeable future, we will be dependent upon third parties to manufacture our products.

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. Because our manufacturing process is still in a development stage, any changes made to a final commercial manufacturing process may present technical problems to an independent manufacturer. Third-party manufacturers may not comply with FDA regulations, or other regulatory requirements relating to the manufacturing of our products, including compliance with good manufacturing practice, or GMP. We do not have control over, other than through contract, third-party manufacturers’ compliance with these regulations and standards. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards. The use of a new manufacturer may cause significant expense and interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

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

According to industry surveys, there are nearly 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. This research is being conducted by approximately 180 pharmaceutical and biotechnology companies and the National Cancer Institute. We have completed two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer (all comers) and the second enrolled patients with late stage prostate cancer. We also conducted two Phase II(a) clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. In addition, we have completed patient enrollment in a dose escalation Phase I trial in which 12 patients were dosed at up to 80 mg/m2 twice a week.

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 7 drugs in Phase I, 15 drugs in Phase II, 6 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

We believe, based on industry studies, there are, including GCS-100, approximately 12 drugs in Phase I, 24 drugs in Phase II, and 10 drugs in Phase III or in pre-registration for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Roche Pharmaceuticals’ capecitabine (Xeloda), flourouracil (Adrucil or 5-FU), leucovorin, in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU and Pharmacia’s irinotecan (Camptosar).

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

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA prior to any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the nontoxicity, safety and efficacy of our pharmaceutical products, which trials can take several years. In addition, we must show that we can produce the pharmaceutical product consistently at quality levels sufficient for administration in humans. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our products. By statute and regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add up to an additional 30 employees over the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 12 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of July 31, 2003, there were outstanding options to purchase 1,707,426 shares of common stock, at a weighted average exercise price of $2.09 per share and warrants to purchase 10,774,547 shares of common stock at a weighted average exercise price of $2.35 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

In July 2001, in connection with a business venture and financing transaction, we issued to EIS 1,116.79 shares of our Series C convertible non-voting preferred stock, 4,944.44 shares of our Series A convertible non-voting preferred stock and a warrant to purchase 381,679 shares of our common stock. Between the formation of the joint venture with EIS and its termination in December 2002, we sold 3,471.14862 shares of our Series B convertible non-voting preferred stock to EIS. In addition, in December 2002, we issued 1,209.07035 shares of Series A preferred stock to EIS in exchange for the cancellation of mandatory dividends and the redemption feature. Each share of our Series A preferred stock and Series C preferred stock is convertible into 1,000 shares of our common stock, subject to anti-dilution adjustments. Each share of our Series B preferred stock is presently convertible after December 31, 2003 into 1,000 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. In January 2002, we sold to EIS warrants to purchase a total of 597,205 shares of common stock in connection with a private placement. Accordingly, a total of 11,720,333 shares of our common stock could be issued to EIS, assuming the exercise of the warrants and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock currently outstanding, but not including any dividends to be issued on the Series B preferred stock. This amount of shares represents 31.0% of our common stock outstanding as of August 8, 2003. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, to January 21, 2003, to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. In January 2003, Nasdaq granted us an additional 180 day grace period ending July 18, 2003 to correct our minimum bid price deficiency because we had in excess of $5,000,000 in stockholders’ equity. In June 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. Our stockholders’ equity was approximately $2.7 million as of June 30, 2003. Our market capitalization has been below $35 million since June 30, 2003. Our closing bid price has been below $1.00 since June 26, 2003 and we received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period until February 4, 2004 to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. If we meet initital listing requirements at the end of the grace period, we will be eligible for an additional 180-day grace period.

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

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of July 31, 2003, approximately 15,126,128 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years can sell restricted securities, under certain circumstances, without any quantity limitation. The sale of these restricted shares including restricted shares that may be sold pursuant to our seven effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

BECAUSE OUR CURRENT AND POTENTIAL MEMBERS OF OUR BOARD OF DIRECTORS COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 7.1% collectively of our common stock outstanding as of August 8, 2003. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 15.8% of our common stock outstanding as of August 8, 2003, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 36.4% of the common stock outstanding as of August 8, 2003, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending July 31, 2003, our common stock has traded at prices ranging from $0.18 to $1.39 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Form 10-Q that the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the report that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended June 30, 2003.

1.	On April 14, 2003, the Company issued 105,823 shares of Common Stock in connection with the delay in filing a registration statement for certain accredited investors in a prior private placement.

2.	On May 6, 2003, the Company issued 1,008 shares of Common Stock upon the exercise of warrants by an accredited investor for a total of $10.

3.	On June 3, 2003, the Company issued 50,805 shares of Common Stock upon the exercise of warrants by an accredited investor for a total of $508.

4.	On June 9, 2003, the Company issued 32,895 shares of Common Stock upon the exercise of warrants by an accredited investor for a total of $329.

5.	On June 30, 2003, the Company issued 328,359 shares of Common Stock upon the exercise of warrants by an accredited investor for a total of $3,284.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 27, 2003, the Company held its Annual Meeting of Stockholders. Three items were voted upon: (1) the election of one director; (2) the approval of the 2003 Omnibus Incentive Plan; and (3) the ratification of the appointment of auditors.

1. The nominee for director approved by the shareholders was Michael E. Hanson. The following table indicates the term expiration date and the number of votes cast with respect to the nominee, the number of votes in favor and the number of votes withheld:

Nominee	Term Expiration	Total Votes Cast	Total Votes in Favor	Total Votes Withheld
Michael E. Hanson	2006	31,707,745	29,142,563	2,565,182

Messrs. Carver, Burns, Dube and Host continued their respective terms of office as directors.

2. The 2003 Omnibus Incentive Plan was approved by a vote of 27,397,854 in favor, 3,295,299 against with 1,014,592 abstentions out of a total of 31,707,745 votes cast.

3. The appointment of Deloitte & Touche LLP as auditors for the Company for the year ended December 31, 2003 was approved by a vote of 29,144,800 in favor, 2,505,413 against and 57,532 abstentions out of a total of 31,707,745 votes cast.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K.

1)	Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2003 reporting the issuance of a press release regarding the presentation of pre-clinical studies on GCS-100 at the American Society of Clinical Oncology Industry Sponsored Symposium.

2)	Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2003 reporting the issuance of a press release regarding the presentation of results of in vitro studies on GCS-100 at the BIO 2003 Conference in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 19th day of August 2003.

GLYCOGENESYS, INC.

(the “Registrant”)

/s/ Bradley J Carver
Bradley J Carver, Chief Executive Officer President and Treasurer

/s/ John W. Burns
John W. Burns, Senior Vice President, Chief Financial Officer and Secretary

/s/ Patrick J. Joyce
Patrick J. Joyce, Principal Accounting Officer