Form 10-Q
period 2003-09-30
GLYCOGENESYS  INC
filed 2003-11-14
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number 0-26476

GLYCOGENESYS, INC.

(Exact name of Registrant as specified in its charter.)

Nevada	33-0231238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at November 13, 2003 was 45,550,741 shares.

GLYCOGENESYS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30,	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$4,736,582	$6,299,006
Prepaid expenses and other current assets	363,871	332,397

Total current assets	5,100,453	6,631,403

Property and equipment, at cost:
Computer, office and laboratory equipment	787,174	637,372
Furniture and fixtures	294,291	294,291
Motor vehicles	25,026	25,026

	1,106,491	956,689
Less-accumulated depreciation	(689,858)	(578,502)

Property and equipment, net	416,633	378,187

Other assets:
Restricted cash	108,128	108,128
Other	11,670	11,845

Total other assets	119,798	119,973

Total assets	$5,636,884	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	September 30,	December 31,
	2003	2002
Current liabilities:
Accounts payable	$426,176	$591,785
Accrued liabilities	345,627	351,758
Net liabilities of discontinued operations	79,926	146,612

Total current liabilities	851,729	1,090,155

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; (liquidation value $21,355,903 and $21,045,626 as of September 30, 2003 and December 31, 2002, respectively)	108	108
Common stock, $0.01 par value; Authorized – 200,000,000 shares; issued and outstanding – 45,486,644 and 37,251,457 shares at September 30, 2003 and December 31, 2002, respectively	454,867	372,515
Additional paid-in capital	88,997,182	85,144,543
Note receivable from former officer	(2,675,000)	(2,675,000)
Accumulated deficit	(81,992,002)	(76,802,758)

Total stockholders’ equity	4,785,155	6,039,408

Total liabilities and stockholders’ equity	$5,636,884	$7,129,563

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating expenses:
Research and development	$964,610	$302,924	$2,461,894	$1,492,086
General and administrative	869,983	1,021,148	2,750,902	2,874,346

Total operating expenses	1,834,593	1,324,072	5,212,796	4,366,432

Operating loss	(1,834,593)	(1,324,072)	(5,212,796)	(4,366,432)

Other income (expense):
Equity in loss of SafeScience Newco, Ltd.	—	(1,204,927)	—	(3,437,042)
Interest income	4,038	22,039	20,211	79,910
Other income	598	4,371	3,341	5,580

Total other income (expense)	4,636	(1,178,517)	23,552	(3,351,552)

Net loss	(1,829,957)	(2,502,589)	(5,189,244)	(7,717,984)
Accretion of preferred stock dividends	(104,562)	(284,504)	(310,277)	(781,063)

Net loss applicable to common stock	$(1,934,519)	$(2,787,093)	$(5,499,521)	$(8,499,047)

Basic and diluted net loss per common stock	$(0.05)	$(0.07)	$(0.14)	$(0.23)

Weighted average number of common shares outstanding	42,861,720	37,240,785	39,210,161	37,094,302

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(5,189,244)	$(7,717,984)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Operating expenses paid with common stock, options and warrants	—	42,833
Amortization of value of warrants issued for license	—	545,458
Equity adjustment in SafeScience Newco, Ltd.	—	3,437,042
Depreciation and amortization	111,356	104,941
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	—	(835,710)
Prepaid expenses and other current assets	(31,474)	(109,646)
Accounts payable	(165,609)	(313,242)
Accrued liabilities	(6,131)	(1,073,188)
Net liabilities of discontinued operations	(66,686)	(66,686)

Net cash used in operating and discontinued activities	(5,347,788)	(5,986,182)

Cash flows from investing activities:
Purchase of property and equipment	(149,802)	(169,066)
Other	175	(1,872)

Net cash used in investing activities	(149,627)	(170,938)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	3,777,740	5,237,039
Proceeds from exercise of warrants and stock options	157,251	6,655
Proceeds from sale of Series B preferred stock, net of issuance costs	—	(220,670)

Net cash provided by financing activities	3,934,991	5,023,024

Net decrease in cash and cash equivalents	(1,562,424)	(1,134,096)
Cash and cash equivalents, beginning balance	6,299,006	7,977,910

Cash and cash equivalents, ending balance	$4,736,582	$6,843,814

Supplemental disclosure of non-cash financing activities:
Reclassification of preferred stock	$—	$2,672,554
Series B preferred stock issued for expenses of joint venture	$—	$2,434,360

Dividends accreted on Series A and Series B preferred stock	$310,277	$781,063

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

(2) Operations

As of September 30, 2003, the Company had an accumulated deficit of $81,992,002. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $4,248,724 at September 30, 2003. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2004, allowing the Company to continue moving forward toward initiating its planned Phase I dose escalation monotherapy trial with a substantially ethanol-free formulation of GCS-100. The Company intends to raise additional capital through equity financings to support its planned Phase I dose escalation trials and other operations. To the extent the Company is unable to raise sufficient additional funding for its Phase I dose escalation trials, it will need to accelerate its efforts to repartner with a large biotechnology or pharmaceutical company. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through September 30, 2003, the Company has been successful in raising $67.4 million from the sales of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of November 13, 2003, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company will need to raise significant additional funding. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

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

(3) Joint Venture with Elan

In July 2001, the Company, Elan International Services, Ltd. (“EIS”) and Elan Corporation plc (together with EIS, “Elan”) formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering the development of the Company’s drug candidate, GCS-100, in the field of oncology. The joint venture agreement was terminated on December 18, 2002.

During the period the joint venture was in operation, the Company accounted for its investment in SafeScience Newco using the equity method. Because the Company obtained control of SafeScience Newco on December 18, 2002, SafeScience Newco has been consolidated with the Company’s consolidated financial statements since that date. Accordingly, for the three months and nine months ended September 30, 2003, SafeScience Newco has been fully consolidated.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(4) Net Loss Per Common Stock

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three month and nine month periods ended September 30, 2003 and 2002 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive.

The following table shows the Company’s outstanding preferred stock, warrants and options and the number of shares of common stock into which they may be converted or exercised:

Anti-Dilutive Securities, Warrants and Options

	September 30, 2003		September 30, 2002
	Shares	Common Stock Equivalents	Shares	Common Stock Equivalents
Series A Preferred Stock	6,153.51	6,153,510	4,944.44	4,944,440
Series B Preferred Stock	3,471.15	3,471,150	2,294.69	2,294,691
Series C Preferred Stock	1,116.79	1,116,790	1,116.79	1,116,790

Total Convertible Preferred Stock	10,741.45	10,741,450	8,355.92	8,355,921
Warrants	—	12,927,028	—	11,164,320
Options	—	1,649,667	—	1,456,865

Total	—	25,318,145	—	20,977,106

(5) Equity

(a) Issuance of Common Stock

In the three months and nine months ended September 30, 2003, the Company issued 209,577 and 639,144 shares of common stock in connection with the exercise of warrants for consideration of $152,096 and $156,392, respectively. In August 2003, the Company issued 7,487,037 shares of common stock and warrants to purchase 2,246,112 shares of common stock at a weighted average price of $0.86 per share to institutional and other accredited investors for approximately $4.0 million in gross proceeds. The Company issued warrants to purchase 98,037 shares of common stock at $0.87 per share and paid $265,258 in cash as fees to a placement agent in connection with this offering. In addition, during the nine months ended September 30, 2003 the Company issued 105,823 shares of common stock due to the delay in filing of a registration statement in 2002.

(b) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of September 30, 2003 and December 31, 2002 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of September 30, 2003 and December 31, 2002 (liquidation value $6,402,862 and $6,092,585, respectively).

•	Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of September 30, 2003 and December 31, 2002.

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company’s Board of Directors. During the nine months ended September 30, 2002, the Company issued 122,038 shares of common stock to consultants as compensation for services rendered or for licensing fees and recorded a charge to operations of $42,833 relating to these issuances. No shares of common stock were issued as compensation for services rendered or for licensing fees during the nine months ended September 30, 2003.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

The following table reflects the grant, exercise and cancellation of the Company’s outstanding options during the three and nine months ended September 30, 2003 and 2002:

Options

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighed Average Exercise Price
Outstanding June 30,	1,711,115	$2.23	1,400,427	$2.90
Granted	10,300	1.01	141,800	0.56
Exercised	(3,183)	0.27	—	—
Cancelled	(68,565)	5.30	(17,012)	9.07

Outstanding September 30,	1,649,667	$2.10	1,525,215	$2.61

Outstanding January 1,	1,417,115	$2.69	1,118,542	$5.69
Granted	354,300	0.31	693,500	1.69
Exercised	(3,183)	0.27	(16,100)	0.16
Cancelled	(118,565)	3.87	(270,727)	13.11

Outstanding September 30,	1,649,667	$2.10	1,525,215	$2.61

The following table reflects the issuance, exercise and cancellation of the Company’s outstanding warrants during the three and nine months ended September 30, 2003 and 2002:

Warrants

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighed Average Exercise Price
Outstanding June 30,	10,792,457	$2.35	11,165,328	$2.27
Issued	2,344,148	0.86	—	—
Exercised	(209,577)	0.73	(1,008)	0.01
Cancelled	—	—	—	—

Outstanding September 30,	12,927,028	$2.10	11,164,320	$2.27

Outstanding January 1,	11,222,024	$2.26	8,227,230	$2.40
Issued	2,344,148	0.86	3,352,869	1.65
Exercised	(639,144)	0.24	(415,779)	0.01
Cancelled	—	—	—	—

Outstanding September 30,	12,927,028	$2.10	11,164,320	$2.27

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the nine months ended September 30, 2002 amounted to $588,291. No such expense was charged to operations during the nine months ended September 30, 2003.

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

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stock, as reported	($1,934,519)	($2,787,093)	($5,499,521)	($8,499,047)
Total stock-based employee compensation expense determined under fair value based method for all awards	$(92,755)	$(183,926)	$(374,743)	$(576,863)

Pro forma net loss applicable to common stock	$(2,027,274)	($2,971,019)	$(5,874,264)	$(9,075,910)

Basic and diluted net loss per common stock, as reported	$(0.05)	$(0.07)	$(0.14)	$(0.23)

Pro forma basic and diluted net loss per common stock	$(0.05)	$(0.08)	$(0.15)	$(0.24)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended September 30, 2003 and 2002, respectively: (1) risk-free interest rates of 3.9% and 4.3%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 161% and 184%, respectively. The weighted average fair value of options granted during the three months ended September 30, 2003 and 2002 was $1.01 and $0.56, respectively. Results may vary depending on the assumptions applied within the model.

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

The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the results anticipated in the forward-looking statements. Any statements contained in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including but not limited to, risks of product development (such as failure to demonstrate efficacy or safety), risk related to United States Food and Drug Administration (“FDA”) and other regulatory procedures, the results of financing efforts, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, developments regarding intellectual property rights and litigation, and other risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein which discuss factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on glycobiology. Our lead drug candidate GCS-100, a potential treatment for multiple forms of cancer, completed a Phase II(a) clinical trial for pancreatic cancer in April 2002 and completed a Phase II(a) clinical trial for colorectal cancer in March 2001. We completed a Phase I dose escalation trial which dosed patients at up to 80mg/m2, the results of which were reported in October 2003.

The Company’s near-term objectives are to continue to proceed through the various phases of FDA clinical trials for GCS-100 and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In addition, the Company plans to sell its agricultural products area, consisting of two products (Elexa® and Bb447). The Company has entered into an agreement with a third party providing that third party the option to purchase the Elexa product line on certain agreed terms within 60 days, subject to customary conditions. The Company does not expect to receive material upfront payments for the sale of its agricultural products area.

The Company plans to commence the first of three Phase I dose escalation studies in early 2004 with a substantially ethanol-free formulation of GCS-100. The first Phase I trial will use GCS-100 as a monotherapy enrolling up to 30 patients and is planned to begin in early 2004. The other two Phase I trials are planned to enroll an additional 30 patients, 15 patients per trial, each evaluating the safety of GCS-100 in combination with a different standard chemotherapeutic agent. Two Phase II trials are planned in an indication of cancer with unmet clinical needs evaluating GCS-100’s safety and efficacy as a monotherapy. If the data from these Phase II monotherapy trials support an NDA, the Company will make such a filing. Two additional Phase II trials are planned to evaluate GCS-100 in combination with different approved chemotherapeutic agents. The Phase II program could enroll over 300 patients. The Company plans to pursue an NDA filing for GCS-100 in combination with a standard chemotherapeutic agent subject to successful completion of Phase III trials. The Company will determine the cancer indications for its Phase II clinical trial program based on an evaluation of all pre-clinical and clinical data, as well as considering the current unmet clinical needs and the shortest timeline for approval. The timing of the Company’s clinical trial program is dependent on the availability of sufficient financial resources. The Company anticipates the planned Phase I trial program will cost approximately $4.5 million and the planned Phase II trial program will cost approximately $14 million, including drug costs.

GlycoGenesys has three wholly-owned subsidiaries, International Gene Group, Inc. (“IGG”), and SafeScience Products, Inc. (“SafeScience Products”) and SafeScience Newco, Ltd. (“SafeScience Newco”).

GlycoGenesys develops human therapeutics, primarily GCS-100, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute. Historically, SafeScience Products developed agriculture products and developed, marketed, and distributed chemically safe consumer and commercial products.

The Company’s principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company’s home page is located on the worldwide web at http://www.glycogenesys.com.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies used in preparing our interim consolidated financial statements for the nine months ended September 30, 2003 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations: Three Months Ended September 30, 2003 versus September 30, 2002

We had a net loss of $1,829,957 for the three months ended September 30, 2003 versus $2,502,589 for the three months ended September 30, 2002.

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

Our research and development expenses for the three months ended September 30, 2003 and 2002 were reported in the following financial statement captions:

	Three Months Ended September 30,
	2003	2002
GCS-100:
Equity in loss of SafeScience Newco	$—	$1,168,391
R&D	938,904	212,506

Total GCS-100	938,904	1,380,897
Other Products – R&D	25,706	90,418

Total Research & Development expenses	$964,610	$1,471,315

Total research and development expenses of $964,610 for the three months ended September 30, 2003 decreased $506,705, or 34%, from $1,471,315 of expenses for the three months ended September 30, 2002.

Total GCS-100 research and development expenses of $938,904 for the three months ended September 30, 2003 decreased $441,993, or 32%, from $1,380,897 of expenses for the three months ended September 30, 2002. This decrease is primarily due to reductions in expenses of approximately (i) $338,000 for clinical research organization services, (ii) $194,000 in formulation expenses, (iii) $120,000 in preclincial costs, (iv) $114,000 in consulting fees, (v) $112,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, (vi) $97,000 in clinical site costs, and (vii) $77,000 in staff-related costs. These reductions were partially offset by an increase in (i) production costs of GCS-100 of approximately $413,000 and (ii) laboratory facility costs of $68,000, as well as an overall increase in GCS-100 research and development expenses resulting from the termination of our joint venture agreement with Elan in December 2002. Prior to the termination, Elan reimbursed us for 19.9% of SafeScience Newco’s expenses.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $65,000, or 72%, to approximately $26,000 for the three months ended September 30, 2003 from approximately $90,000 for the three months ended September 30, 2002. The decrease reflects decreased payroll and consulting expenses, partially offset by increased license fees. We look to sell our agricultural products area and have entered into an agreement providing a third party the option to purchase our Elexa product line on certain agreed terms. We do not expect to receive material upfront payments from the sale of our agricultural products area.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly with third parties or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $25,000-$75,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses decreased to $869,983 for the three months ended September 30, 2003 from $1,021,148 for the three months ended September 30, 2002, a decrease of $151,165, or 15%. This decrease is primarily attributable to reductions of approximately (i) $136,000 in professional fees, (ii) $44,000 in consultant fees, (iii) $44,000 in investor relation expenses and (iv) $34,000 in rental expense, partially offset by increased payroll costs of approximately $56,000, insurance costs of approximately $24,000 and expenses charged to SafeScience Newco in 2002 of approximately $42,000. The Company’s 80.1% share of the expenses charged to SafeScience Newco in 2002 was included in the equity in loss of SafeScience Newco in 2002.

Interest income decreased to $4,038 for the three months ended September 30, 2003 from $22,039 for the three months ended September 30, 2002, a decrease of $18,001, or 82%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Equity in loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the three months ended September 30, 2002. Substantially all of SafeScience Newco’s expenses were related to research and development.

Results of Operations: Nine Months Ended September 30, 2003 versus September 30, 2002

We had a net loss of $5,189,244 for the nine months ended September 30, 2003 versus $7,717,984 for the nine months ended September 30, 2002.

Research and Development Expenses —

Our research and development expenses for the nine months ended September 30, 2003 and 2002 were reported in the following financial statement captions:

	Nine Months Ended September 30,
	2003	2002
GCS-100:
Equity in loss of SafeScience Newco	$—	$3,304,380
R&D	2,310,798	1,254,757

Total GCS-100	2,310,798	4,559,137
Other Products – R&D	151,096	237,330

Total Research & Development expenses	$2,461,894	$4,796,467

Total research and development expenses of $2,461,894 for the nine months ended September 30, 2003 decreased $2,334,573, or 49%, from $4,796,467 of expenses for the nine months ended September 30, 2002.

Total GCS-100 research and development expenses of $2,310,798 for the nine months ended September 30, 2003 decreased $2,248,339, or 49%, from $4,559,137 of expenses for the nine months ended September 30, 2002. This decrease is primarily due to reductions in expenses of approximately (i) $795,000 in license fees paid to Wayne State University and the Barbara Ann Karmanos Cancer Institute, (ii) $725,000 for clinical research organizations services, (iii) $545,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, (iv) $344,000 in preclincal costs, (v) $ 330,000 in consulting costs, (vi) $290,000 in formulation expenses, (vii) $124,000 in clinical site costs and (viii) $117,000 in staff-related costs. These reductions were partially offset by an increase in (i) production costs for GCS-100 of approximately $194,000 and (ii) laboratory facility costs of approximately $120,000, as well as an overall increase in GCS-100 research and development expenses resulting from the termination of our joint venture agreement with Elan in December 2002. Prior to the termination, Elan reimbursed us for 19.9% of SafeScience Newco’s expenses.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $86,000, or 36%, to approximately $151,000 for the nine months ended September 30, 2003 from approximately $237,000 for the nine months ended September 30, 2002. The decrease reflects reduced consulting expense partially offset by increased license fees. We look to sell our agricultural products area and have entered into an agreement providing a third party the option to purchase our Elexa product line on certain agreed terms. We do not expect to receive material upfront payments from the sale of our agricultural products area.

General and administrative expenses decreased to $2,750,902 for the nine months ended September 30, 2003 from $2,874,346 for the nine months ended September 30, 2002, a decrease of $123,444, or 4%. This decrease is primarily attributable to reductions of approximately (i) $277,000 in professional fees, (ii) $123,000 in consulting fees, (iii) $43,000 for non-cash stock for recruitment services, (iv) $41,000 in rental and other office expenses and (v) $38,000 in annual report costs, partially offset by increases in staff-related expenses of approximately $182,000, insurance of approximately $108,000 and $162,000 of expenses charged to SafeScience Newco in 2002.

Interest income decreased to $20,211 for the nine months ended September 30, 2003 from $79,910 for the nine months ended September 30, 2002, a decrease of $59,699, or 75%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Equity in loss of SafeScience Newco, Ltd. is attributable to the recognition of 80.1% of the losses of SafeScience Newco, Ltd. for the nine months ended September 30, 2002. Substantially all of SafeScience Newco’s expenses were related to research and development.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, our operations utilized cash of $5,347,788 primarily to fund our operating loss, partially offset by depreciation. We also invested $149,802 in purchases of property and equipment. During the nine months ended September 30, 2003, we raised net proceeds of $3,777,740 from the sale of common stock and proceeds of $157,251 from the exercise of warrants and options. We intend to raise additional funds through sales of our securities and potentially through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of September 30, 2003, our accumulated deficit was $81,992,002 and as of November 13, 2003, our cash balances were $3,996,300. On December 18, 2002, the Company and Elan terminated their joint venture, SafeScience Newco, and the Company acquired Elan’s equity interest in SafeScience Newco. From inception on July 10, 2001 through December 18, 2002, Elan provided $7.3 million in research and development funding for GCS-100. The Company will not receive any additional funding from Elan.

We believe that our existing funds will be sufficient to fund our operating expenses and capital into the first quarter of 2004, allowing us to continue moving forward toward initiating our planned Phase I dose escalation monotherapy trial with a substantially ethanol-free formulation of GCS-100. We intend to raise additional capital through equity financings to support our planned Phase I dose escalation trials and other operations. To the extent we are unable to raise sufficient funding for Phase I dose escalation trials, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of November 13, 2003, we have not obtained commitments from any existing or potential investors to provide additional financing. We will need to raise significant additional funding. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to sell or liquidate GlycoGenesys or significantly reduce, curtail or cease operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of September 30, 2003, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2003, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We previously generated limited revenues from the sale of consumer and commercial cleaning products, however, we discontinued our consumer and commercial product business in early 2001. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $82.0 million of losses since our inception, including approximately $10.1 million for the year ended December 31, 2002 and approximately $5.2 million for the nine months ended September 30, 2003. Extensive losses can be expected to continue for the foreseeable future.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2004, allowing us to continue moving forward toward initiating our planned Phase I dose escalation monotherapy trial. We intend to raise additional capital through the sale of equity securities to support our planned Phase I dose escalation trials and other operations. To the extent we are unable to raise sufficient funding for Phase I dose escalation trials, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company.

Our future is dependent on our ability to obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, manufacturing, preclinical studies and clinical trials. Additional equity financing may result in dilution to our shareholders. At our current stock price or if the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or on unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce, curtail or cease our operations.

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

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100.

While we seek to increase our portfolio of potential products, currently we are not developing a wide array of products. Nearly all our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially adversely affected.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF CLINICAL TRIALS FOR GCS-100

GCS-100 is not currently approved for sale by the FDA or by any other regulatory agency in the world, and GCS-100 may never receive approval for sale or become commercially viable. Before obtaining regulatory approval for the sale of GCS-100 or other product candidates, they must be subjected to extensive preclinical and clinical testing to demonstrate safety and efficacy for a particular indication for humans in addition to meeting other regulatory standards. Our success will depend on the successful outcome of our clinical trials with GCS-100.

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that GCS-100 or another product candidate may cause harmful side effects;

•	we may discover that GCS-100 or another product candidate does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we or the FDA may suspend the clinical trials of GCS-100 or another product candidate;

•	patient recruitment may be slower than expected;

•	patients may drop out of our clinical trials; and

•	we may be unable to timely produce sufficient supplies of GCS-100 or another product candidate for clinical trials.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safety and efficacy data or manufacturing data necessary for approval. In addition, even if we receive approval, such approval may be limited in scope and hurt the commercial viability of such product. If we are unable to successfully obtain approval of and commercialize any product candidate, this would materially harm our business, impair our ability to generate revenues and significantly adversely affect our stock price.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 12 issued U.S. patents having expiration dates ranging from 2013 to 2018. Four of these 12 issued patents relate to GCS-100. We own or exclusively license seven foreign patents having expiration dates ranging from 2016 to 2017. Five of these seven foreign patents relate to GCS-100. We own or exclusively license 13 pending U.S. patent applications, of which 12 relate to GCS-100 and 26 pending foreign patent applications, of which 15 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. We are not involved in any such litigation or proceedings, nor are we aware of any basis for such litigation or proceedings. The patents we exclusively license from Wayne State University and the Barbara Ann Karmanos Cancer Institute and the patent application we exclusively license from Dr. David Platt could become subject to a proceeding at the U.S. Patent and Trademark Office to determine priority between them. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications.

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

We license technology, including GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with Dr. Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales. To maintain our license with Wayne State University and the Barbara Ann Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Barbara Ann Karmanos Cancer Institute up to $3 million in milestone payments, $10,000 per month until FDA approval (which payments are offset against future royalties), 2% royalties on product sales and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2008.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We do not maintain our own laboratories; however, we employ four full-time scientific and technical personnel and utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier Laboratories LLC and Sigma-Aldrich, Inc. to manufacture GCS-100, Incell Corporation, LLC and Pharm-Eco for assay and other development work and third-party contract research organizations, such as Beardsworth Consulting Group, Inc. to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as the University of Arizona, St. Bartholomew’s and the Royal London School of Medicine, and Northeastern University.

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

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until, in the opinion of management, the size and scope of our business so warrants. While we have established manufacturing relationships with Hollister-Stier Laboratories LLC and Sigma-Aldrich, Inc. to provide us with GCS-100 that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. For the foreseeable future, we will be dependent upon third parties to manufacture our products.

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. Because our substantially ethanol-free manufacturing process for GCS-100 is still in a development stage, any changes made to a final commercial manufacturing process may present technical problems to an independent manufacturer. Third-party manufacturers may not comply with FDA regulations, or other regulatory requirements relating to the manufacturing of our products, including compliance with good manufacturing practice, or GMP. We do not have control over, other than through contract, third-party manufacturers’ compliance with these regulations and standards. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will have to identify acceptable alternative manufacturers. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards. The use of a new manufacturer may cause significant expense and interruptions in supply if the new manufacturer has difficulty manufacturing products to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of our products.

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

According to industry surveys, there are nearly 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. This research is being conducted by approximately 180 pharmaceutical and biotechnology companies and the National Cancer Institute. We have completed two Phase I clinical trials, the first enrolled late stage patients with differing types of cancer (all comers) and the second enrolled patients with late stage prostate cancer. We also conducted two Phase II(a) clinical trials, one in patients with refractory or relapsing pancreatic cancer and the other in refractory or relapsing colorectal cancer. Most recently, we completed a Phase I dose escalation trial in which 12 patients with differing types of cancer were dosed at up to 80 mg/m2 twice a week.

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe based on industry studies there are, including GCS-100, approximately 7 drugs in Phase I, 15 drugs in Phase II, 6 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

We believe based on industry studies there are, including GCS-100, approximately 12 drugs in Phase I, 24 drugs in Phase II, and 10 drugs in Phase III or in pre-registration for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Roche Pharmaceuticals’ capecitabine (Xeloda), flourouracil (Adrucil or 5-FU), leucovorin, in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU and Pharmacia’s irinotecan (Camptosar).

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

OUR BUSINESS IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR PRODUCTS WOULD SEVERELY HARM OUR BUSINESS.

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA prior to any commercial sale of our pharmaceutical products. Before receiving such approval we must provide proof in human clinical trials of the safety and efficacy of our pharmaceutical products, which trials can take several years. In addition, we must show that we can produce the pharmaceutical product consistently at quality levels sufficient for administration in humans. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of our products. By statute and regulation, the FDA has 180 days to review an application for approval to market a pharmaceutical product; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with our pharmaceutical products unless and until we obtain FDA approval to sell our products in commercial quantities for human application.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 25 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 12 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

THE BUSINESS IN WHICH WE ENGAGE HAS A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED.

The testing, marketing and sale of pharmaceutical products entails a risk of product liability claims by patients and others. While we currently maintain product liability insurance, such insurance may not be available at reasonable cost and in the event of a significant adverse event with a patient or customer such insurance would likely be insufficient to cover the full amount of the liability incurred. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such a suit is unsuccessful, our reputation could be damaged and litigation costs and expenditures of management time on such matters could adversely affect our business and financial condition.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING SHARES TO BE ISSUED UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS, WHICH WILL CAUSE DILUTION OF YOUR INTEREST IN US.

As of November 13, 2003, there were outstanding options to purchase 1,504,017 shares of common stock, at a weighted average exercise price of $2.09 per share and warrants to purchase 12,863,472 shares of common stock at a weighted average exercise price of $2.11 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

In addition, Elan International Services (“EIS”) owns 6,153.51 shares of our Series A preferred stock, 3,471.15 shares of our Series B preferred stock and 1,116.79 shares of our Series C preferred stock. Each share of our Series A preferred stock and Series C preferred stock is convertible into 1,000 shares of our common stock, subject to anti-dilution adjustments. Each share of our Series B preferred stock is convertible after December 31, 2003 into 1,000 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock held by it, but not including any dividends to be issued on the Series B preferred stock, a total of 11,720,333 shares of common stock. This amount of shares represents 25.7% of our common stock outstanding as of November 13, 2003. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time EIS may opt to receive non-voting securities instead of common stock.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. On July 23, 2002, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, to January 21, 2003, to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. In January 2003, Nasdaq granted us an additional 180 day grace period ending July 18, 2003 to correct our minimum bid price deficiency because we had in excess of $5,000,000 in stockholders’ equity. In June 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period until February 4, 2004 to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. Our stockholders’ equity was approximately $4.8 million as of September 30, 2003. Our market capitalization was $56.9 million on September 30, 2003.

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

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of November 13, 2003, approximately 13,691,635 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years can sell restricted securities, under certain circumstances, without any quantity limitation. The sale of these restricted shares including restricted shares that may be sold pursuant to our eight effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

BECAUSE OUR CURRENT AND POTENTIAL MEMBERS OF OUR BOARD OF DIRECTORS COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 5.9% collectively of our common stock outstanding as of November 13, 2003. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 13.1% of our common stock outstanding as of November 13, 2003, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 31.6% of the common stock outstanding as of November 13, 2003, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation (NASDAQ—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending October 31, 2003, our common stock has traded at prices ranging from $0.18 to $1.95 per share. Factors such as announcements of clinical trial results, financings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

PART II-OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended September 30, 2003.

1.	On July 1, 2003, the Company issued 17,910 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $179.
2.	On August 13, 14 and 15, 2003, the Company issued a total of 7,487,037 shares of Common Stock and warrants to purchase 2,246,112 shares of Common Stock at a weighted average exercise price of $0.86 per share for $4,043,000 to 25 accredited investors.
3.	On August 15, 2003, the Company issued warrants to purchase 98,037 shares of Common Stock at an exercise price of $0.87 per share for placement agent services.
4.	On September 15, 2003, the Company issued 25,000 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $250.
5.	On September 25, 2003, the Company issued 166,667 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $151,667.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1	Development and Supply Agreement by and among Sigma-Aldrich Fine Chemicals and GlycoGenesys, Inc. dated August 20, 2003.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

1)	Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2003 reporting the issuance of a press release regarding the private placement of the Company’s securities.
2)	Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2003 reporting the amendment of the Company’s License Agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute and the terms thereof.
3)	Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 reporting the issuance of a press release providing an update of the Company’s scientific and clinical strategy.
4)	Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2003 reporting the issuance of a press release reporting the Company had regained compliance with the minimum bid price requirement for the Nasdaq SmallCap Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of November 2003.

GLYCOGENESYS, INC.

(the “Registrant”)

/s/    Bradley J Carver

Bradley J Carver,

Chief Executive Officer, President and Treasurer

/s/    John W. Burns

John W. Burns, Senior Vice President,

Chief Financial Officer and Secretary

/s/    Patrick J. Joyce

Patrick J. Joyce,

Principal Accounting Officer