Form 10-K
period 2003-12-31
GLYCOGENESYS  INC
filed 2004-03-30
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended—December 31, 2003

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

The aggregate market value at June 30, 2003 of the voting stock of the Registrant held by non-affiliates (based on the closing price of $0.85 on the Nasdaq SmallCap market on that date) was approximately $22,365,000.

The number of shares outstanding each of the Registrant’s classes of common stock, as of March 26, 2004 was 49,637,497

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are made throughout this document. Typically, the use of the words “believe”, “anticipate”, “plan”, “expect”, “seek”, “estimate” and similar expressions identify forward-looking statements. Moreover, unless a passage described a historical event, the statement should be considered a forward-looking statement. All forward-looking statements involve risks and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the results anticipated in the forward-looking statements. Without limiting the foregoing, any statements contained in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including but not limited to, risks of product development (such as failure to demonstrate efficacy or safety), risks related to United States Food and Drug Administration (“FDA”) and other regulatory procedures, the results of financing efforts, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, developments regarding intellectual property rights and litigation, and other risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein which discuss factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

Overview

GlycoGenesys, Inc. (together, with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel pharmaceutical products based on carbohydrate compounds and related technologies. The Company’s lead drug candidate GCS-100, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for pancreatic cancer the results of which were announced in October 2002 and completed a Phase II(a) clinical trial for colorectal cancer the results of which were announced in March 2001. We announced the results of a Phase I dose escalation trial in October 2003, dosing in patients at levels up to 80 mg/m2. In December 2002, the Company and Elan International Services, Ltd. (“EIS”) and Elan Corporation, plc (together with EIS, “Elan”) terminated their joint venture (SafeScience Newco, Ltd.) formed in July 2001 to advance GCS-100 in the field of oncology and as a result, the Company regained all rights to GCS-100.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100 and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both.

The Company’s business was founded in 1992 as IGG International, Inc. to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998, the Company changed its name to SafeScience, Inc. and in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company’s principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company’s homepage is located on the World Wide Web at http://www.glycogenesys.com.

GlycoGenesys, Inc.

GlycoGenesys has three wholly-owned subsidiaries, International Gene Group, Inc. (“IGG”), SafeScience Products, Inc. (“SafeScience Products”)and SafeScience Newco, Ltd. (“SafeScience Newco”). These subsidiaries are currently non-operating subsidiaries.

GlycoGenesys develops human therapeutics, primarily GCS-100, a complex carbohydrate intended to fight bloodborne and solid tumor cancers and their metastasis, either as a monotherapy or in combination with approved chemotherapies. In addition to the intellectual property it owns relating to GCS-100, the Company has exclusive licenses from David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute relating to GCS-100.

Scientific Background of GCS-100

GCS-100 is a complex polysaccharide derived from citrus pectin isolated from the peel and pulp of citrus fruits through a proprietary hydrolysis process. GlycoGenesys is evaluating GCS-100 as a potential anti-cancer therapy based on a large body of pre-clinical research. This research has shown that GCS-100 may interact with carbohydrate binding receptors to modulate multiple cellular processes, such as proliferation, migration, cell-cell adhesion and programmed cell death.

The results from publicly presented pre-clinical studies and published literature demonstrate several mechanisms of action associated with GCS-100 in selectively regulating the cellular functions of cancer cells. These include the ability to block the spread of cancer cells (anti-metastatic), cut off the blood supply to tumor cells (anti-angiogenic), and trigger programmed cell death (pro-apoptotic). It is believed that these mechanisms of action are, in part, regulated through the interaction of GCS-100 with carbohydrate receptors such as galectin-3 and growth factors such as vascular endothelial growth factor (“VEGF”). Additionally, GCS-100 can cause the disruption of mitochondria function, leading to cancer cell death. The Company continues to conduct research in collaboration with leading experts in these areas to increase our understanding of GCS-100’s diverse actions.

One of GCS-100’s mechanisms of action, anti-metastasis, involves inhibiting the spread of cancer cells from the primary site to other areas of the body. Galectin-3 is found within, on the surface and around the outside of cancer cells. Galectin-3 is over expressed and its activity is increased in a variety of cancers during the process of metastasis. It is believed that by binding to galectin-3, GCS-100 interferes with the metastatic process preventing the spread of cancer cells beyond the primary tumor. Animal models demonstrate that administration of GCS-100 can decrease the number of metastases to secondary sites and/or inhibit the growth of primary tumors.

GCS-100 has also been shown to act as an anti-angiogenesis agent. VEGF, a naturally occurring protein, is known to play an important role in angiogenesis. One of the activities of GCS-100 involves interfering with the binding of VEGF with endothelial cells. By interfering with the interaction of VEGF and endothelial cells, GCS-100 may inhibit the formation of new blood vessels to cancer cells, thus inhibiting angiogenesis. The recently approved drug, Avastin, works by inhibiting angiogenesis. In addition, galectin-3 can induce an increase in, and promote the development of, endothelial cells that lead to new blood vessels. By binding to galectin-3, GCS-100 may interfere with this process.

The third mechanism of action is the ability to selectively induce apoptosis in cancer cells. Apoptosis is a natural mechanism by which cells self-destruct. Apoptosis plays an important role in normal cell development, cell aging and defense against viral infection. Many types of cancer have developed an ability to inhibit apoptosis through the over expression of anti-apoptotic or “survival proteins”. These proteins may be found on the surface of cellular organelles called mitochondria that generate energy for cellular function. One of these survival proteins, Bcl-2, when over expressed can inhibit the ability of substances to get into and out of mitochondria. This inhibition by Bcl-2 prevents the escape of a protein, cytochrome-c, that triggers a cascade of events leading to cell death. Bcl-2 also reduces the ability of many approved chemotherapeutic agents to induce apoptosis through mitochondrial pathways. Research has shown that galectin-3 may play a similar role to Bcl-2 in cancer cell death. By binding to galectin-3, GCS-100 may encourage apoptosis. Pre-clinical research has also shown that GCS-100 can induce cancer cell apoptosis in both Bcl-2 over expressing as well as normally expressing Bcl-2 cancer cell lines.

Clinical Trial History

Early Phase I clinical trials of GCS-100, at sites including the M.D. Anderson Cancer Center in Houston, Texas, were completed in 1999. Phase I clinical trials are intended to assess toxicity; GCS-100 showed no dose limiting toxicity in patients in this trial.

A Phase II(a) clinical trial for colorectal cancer was completed in 2001 and a Phase II(a) clinical trial for pancreatic cancer was completed in 2002. Phase II clinical trials are designed to help determine both the safety and efficacy of a potential drug, which may involve several sets of trials (Phase II(a), Phase II(b), etc.). These Phase II(a) trials were conducted at sites including the Beth Israel Deaconess Medical Center in Boston, Massachusetts; University of Chicago Pritzker School of Medicine; and Sharp Health Care in San Diego, California.

On March 23, 2001, we announced that GCS-100 demonstrated positive clinical activity in colorectal cancer patients in a Phase II(a) clinical trial at dose levels of 20 mg/m2. Specifically, eight of 23 patients, of which 19 were evaluable, experienced tumor stabilization for periods of 1.6 to 5.6 months before disease state progression was observed, with one of the eight patients showing a period of tumor shrinkage. Of the eight patients experiencing tumor stabilization, four did so for a period of three months or greater. On October 30, 2002, we announced that GCS-100 demonstrated positive clinical activity in pancreatic cancer patients in a Phase II(a) clinical trial at dose levels of 20 mg/m2. Specifically, seven of 20 patients, of which 16 were evaluable, experienced tumor stabilization for periods of 0.6 months to 13.6 months before disease state progression was observed with one of the seven patients showing a partial response. Of the seven patients experiencing tumor stabilization, three did so for a period of four months or greater. There was no evidence of dose limiting toxicity in either of these trials. Based on the promising early data from the Phase II(a) colorectal and pancreatic trials, and the fact that higher doses of GCS-100 than administered in the Phase II(a) colorectal and pancreatic trials had already been tested in animals, a Phase I dose escalation clinical trial to include multiple types of cancer patients began in February 2002. This trial was conducted at Sharp Clinical Oncology Research Memorial Hospital in San Diego and the results were reported in October 2003. A total of 12 patients who failed standard therapy were enrolled at doses ranging from 30 mg/m2 to 80 mg/m2. No dose limiting toxicity was observed. Five patients achieved stable disease for a period of at least three months. One of the five patients, as of the date of this report, still remains on GCS-100 after 23 months of treatment and has achieved a durable partial response. Stable disease and partial response measurements are according to the Response Evaluation Criteria in Solid Tumors, or RECIST, standard.

Development Plans

The Company has developed a low ethanol manufacturing process for GCS-100. Benefits of this new process include the ability to decrease the potential risk posed by ethanol when administering the drug at higher dosage levels and allows GCS-100 to be more readily administered with existing therapies in combination regimens.

In the second quarter of 2004, the Company plans to initiate a Phase I dose escalation trial with the low ethanol formulation of GCS-100. This trial will identify the safety, pharmacokinetics and maximum tolerated dose of GCS-100 when given as monotherapy in up to 30 patients with advanced cancer. Following identification of the maximally tolerated dose, Phase II trials will begin in late 2004 to test the safety and efficacy of GCS-100 monotherapy administered at the dose defined by the Phase I trial. These trials will target specific cancer indications based upon pre-clinical bioactivity data in appropriate animal models and data from previous clinical trials.

Phase I/II trials will be started in late 2004 and 2005 to examine the safety, efficacy and optimal dosing of GCS-100 in combination with standard chemotherapeutics. Specific indications including bloodborne and/or solid tumors will be chosen based upon pre-clinical bioactivity data in appropriate animal models. These additional trials are planned to enroll 15 patients each with the option of expanding the size and population based upon review of clinical activity. Commencing these proposed trials will be dependent on securing the necessary financial resources, either through re-partnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both.

The FDA has published a series of regulations and guidelines that establish procedures to expedite the development and approval process for drugs intended to treat life-threatening and severely-debilitating illnesses, such as cancer, or that address unmet needs. These FDA initiatives include such programs as Fast Track Drug Designation, Accelerated Approval, Priority Review and Expanded Access. In late 2004 or early 2005, the Company plans to request Fast Track Drug Designation to expedite the drug approval process of GCS-100 as a monotherapy. The Company currently plans to file for an NDA in 2006 using data obtained from its monotherapy program. Additional NDA filings will be pursued in 2006/2007 based upon monotherapy and/or combination trials in one or more specific indications. It should be noted that GCS-100, whether delivered intravenously or by other methods, may not prove effective in reducing or eliminating the spread of cancer in humans, be safe at higher doses or be granted accelerated or other approvals by the FDA.

The Company has retained Glenmere Clinical Research, Inc., a contract research organization (CRO) and Medidata Solutions, Inc., a provider of electronic data capture services, to support its clinical trial program. Together, they provide clinical research management, medical and safety monitoring, data management and medical writing and regulatory services.

In March 2004, we opened our own laboratory which will enable us to conduct much of the development work ourselves that we previously used third parties to conduct. The lab will also help us assess potential new drug candidates, both in-licensed and internally developed.

The estimated amount expended by the Company during the fiscal years ending December 31, 2001, 2002 and 2003 on Company sponsored research and development activities was approximately $266,500, $107,000 and $64,000, respectively, exclusive of amounts totaling $2,319,000, $2,606,000 and $1,782,000, respectively, paid to consulting companies or clinical research organizations.

Pipeline Development

In addition to expanding the clinical trial program for GCS-100, the Company intends to devote resources to adding one or more drug candidates. The Company’s efforts will focus on exploring the therapeutic potential of existing compounds in diseases other than their original indication and/or adding new compounds, either licensed from outside sources or developed internally. For example, although the Company is currently focused on oncology, it believes GCS-100 may have applications outside oncology in areas in which inflammation and angiogenesis plays a role and intends to explore these in the future. Priority will be given to drug candidates which provide therapeutic activity in diseases that are life threatening or debilitating, have an unmet medical need and for which Phase I/II clinical trials can be initiated in a relatively short period of time and that primarily exploit some aspect of glycobiology and/or oncology.

The Company seeks to add at least one new compound to its pre-clinical development program during the next 12 months.

SafeScience Products, Inc.

Historically, SafeScience Products developed agriculture products and developed, marketed and distributed chemically-safe consumer and commercial products.

In the agricultural area, SafeScience Products developed and/or licensed products that include a plant defense booster (Elexa), approved by the U.S. Environmental Protection Agency (the “EPA”) for application to crops and other plants against certain fungal diseases. An additional insecticidal product (Bb447) was developed against both indoor and outdoor insect pests and is EPA-approved. We plan to sell or dispose of both product areas. We have entered into an agreement with a third party to purchase the Elexa product line on certain agreed terms, subject to customary conditions. We do not expect to receive material upfront payments for the sale of our agricultural products area.

Manufacturing; Source of Materials

The Company has established manufacturing relationships with two firms, Hollister-Stier LLC and Sigma-Aldrich, Inc. for the production of GCS-100. The Company believes its current relationships will provide the capability to meet its anticipated requirements for GCS-100 for the foreseeable future. The Company conducts qualification audits on its contract-manufacturing vendors and performs periodic audits to assure continued cGMP compliance.

Materials and components are selectively sourced from suppliers nationally. Raw material for the manufacture of GCS-100 is available from a number of suppliers. The Company has good working relationships with its manufacturers and suppliers. Nonetheless, the Company does not have long term arrangements with its manufacturers or suppliers and the Company’s research and development efforts could be disrupted if the current manufacturers would have to be replaced.

Government Regulation

Certain of the Company’s activities are subject to extensive federal and state laws and regulations controlling the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products. Pharmaceutical products are subject to regulation as drugs or biologics by the FDA. Pharmaceutical products are also regulated in most foreign countries by similar governmental agencies in those countries. Compliance with FDA regulations often results in substantial costs relating to demonstrating safety and effectiveness through clinical testing of new products, for the preparation and filing of registration documents in their required formats and for other similar purposes. Moreover, there are no assurances that the Company will receive necessary approvals.

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

Human clinical trials are generally conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are concerned primarily with learning more about the safety of a drug, by determining the drug’s toxicity, as well as its metabolism and pharmacologic action. Typically oncology-related Phase I trials involve 20-40 patients, which may take a year or longer to complete. Phase I trials have been completed for GCS-100 up to a dose level of 80 mg/m2. Additional Phase I trials at even higher doses with the low ethanol formulation of GCS-100 are planned in 2004 both as monotherapy and in combination with standard therapies, consistent with available financial resources.

Assuming the results of Phase I testing present no unmanageable toxicity or unacceptable safety risks, Phase II trials generally begin. The primary objective of this stage of clinical testing is to determine whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and can involve 200 or more patients for each type of disease or illness tested and can involve several sets of trials (II(a), II(b), etc.). These studies are often randomized controlled trials that also attempt to identify short-term side effects and risks in people whose health is impaired. The cost per patient is estimated at $30,000 to $70,000. Phase II(a) trials of GCS-100 at doses of 20 mg/m2 for the treatment of pancreatic and colorectal cancers have been completed. The Company plans to commence monotherapy and combination therapy Phase II trials in late 2004 and/or 2005 at doses based on the Phase I dose escalation trials using the low ethanol formulation of GCS-100.

The objective of Phase III clinical trials is to develop safety and efficacy information that will support FDA approval so that the drug can be marketed. Phase III trials generally involve hundreds of patients, usually at multiple sites, with the objectives of expanding on the research carried out in Phase II, developing safety and efficacy information to include in the package insert, and learning how the drug compares with existing, approved drugs for a particular indication for use. Consistent with available financial resources, the Company plans to commence a Phase III trial in 2005/2006.

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

Competition

The Company faces significant competition from firms currently engaged in the pharmaceutical and biotechnology industries.

GCS-100, the Company’s lead drug candidate, being developed for the treatment of various forms of cancer, addresses large markets, which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery platforms, including but not limited to small molecules, protein-based drugs, liposome technology, and genomics. The drug development industry is intensely competitive. According to industry surveys, there are approximately over 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. According to the PhRMA, approximately 170 pharmaceutical and biotechnology companies and the National Cancer Institute are conducting these efforts. It is estimated that 100 biotechnology companies have more than 100 drug candidates in later stages of clinical development than GCS-100 for acute, life threatening disease, and late stage disease, and that over forty percent of these drug candidates are being developed to treat various types of cancer. Many of the Company’s actual or potential competitors have significantly greater financial resources and/or drug development experience than the Company has. There is no assurance that other carbohydrate-based or non-carbohydrate-based drugs with similar clinical effects to GCS-100 may not already be in development by other companies or that other companies may not successfully develop such drugs in the future.

Product Liability

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

Patent Status and Protection of Proprietary Technology

On January 26, 2001, the Company executed an agreement, which has been amended on May 14 and November 7, 2001 and September 12, 2003, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company’s existing patent portfolio, which consolidates the rights to all of the parties’ existing GCS-100 intellectual property within the Company. Pursuant to this agreement, the Company made license payments totaling $1,935,000. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones.

The Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,500,000 shares of common stock at $1.15 that are fully vested. The value of the warrants vested of $1,046,730 and $615,262 were included in operations in 2001 and 2002, respectively. No compensation expense was recorded in 2003 as the warrants were fully vested by 2002.

In order to maintain its rights under this agreement, the Company must, on the first occurrence of the following milestones, jointly pay Wayne State University and the Barbara Ann Karmanos Cancer Institute: (a) $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) $1,000,000 within thirty (30) days following the date on which the Company makes an NDA submission to the FDA relating to GCS-100; and (c) $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company must pay $10,000 per month until FDA approval of GCS-100, which payments are offset against the 2% royalty on net sales of GCS-100 owed jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute.

David Platt, the Company’s former Chairman, CEO and Director, has granted the Company’s IGG subsidiary an exclusive, world-wide license, including the right to sublicense, for all products covered by certain patents, (if and when granted) or patent applications that he has developed (including patent applications related to GCS-100). Pursuant to the license agreement, the Company has relinquished one of the patent applications in six foreign jurisdictions where such application could not result in an issued patent because of prior art. IGG is responsible for payment of all costs connected with obtaining and maintaining the patents. In the case of GCS-100, David Platt is entitled to a royalty of 2% of all net sales, subject to a minimum royalty payment of $50,000 per year beginning with the year ended December 31, 2002. A $50,000 license payment to David Platt was accrued at December 31, 2003 and paid in January 2004. The Company is currently in a dispute with David Platt regarding alleged breaches by the Company of the License Agreement and has indicated he will terminate the agreement if the alleged breaches are not cured. The Company believes these allegations are without merit. See “Legal Proceedings-Platt License” for more information.

The Company owns, or is the exclusive licensee of, all of its intellectual property. This intellectual property includes 13 issued US patents that have expiration dates ranging from 2013 to 2022; five of these 13 patents relate to GCS-100. The intellectual property also includes seven foreign patents having expiration dates ranging from 2015 to 2017. Five of these seven foreign patents relate to GCS-100. The Company’s intellectual property further includes 12 pending US patent applications, of which 11 relate to GCS-100; and 41 pending foreign patent applications of which 30 relate to GCS-100. As the Company develops GCS-100, it may discover more about GCS-100’s characteristics and manufacturing, which will require additional patent prosecution. Thus, the Company continually evaluates its technology to determine whether to make further patent filings.

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

Dependence Upon Key Personnel

The Company relies greatly in its efforts on the services and expertise of its current senior officers: Bradley J Carver, CEO, President, Treasurer and Interim Chairman of the Board of Directors; and John W. Burns, Senior Vice President, Chief Financial Officer and Secretary and member of the Board of Directors. The operation and future success of the Company could be adversely affected in the event the Company were to lose their services.

Employees

At December 31, 2003 the Company had 13 employees on a full-time basis and also employed one part-time worker. As of March 26, 2004 the Company had 14 full time employees and one part-time worker. Under the Company’s current clinical trial and business plan, it may add over 15 additional employees over the course of the next two years, as needs develop.

Consultants

The Company’s clinical, regulatory and scientific research and development team has grown by recruiting additional people, as consultants, from the biotechnology industry. Each consultant has many years of experience in specific areas of drug development, including pre-clinical, toxicology, regulatory, quality control and analytical development.

During 2003, we recruited additional members to our development team, both full time employees and consultants, and to our Scientific Advisory Board with diverse and complementary industry experience to assist management in the design of clinical trials, compliance with the regulatory process of the FDA, manufacturing and scientific development.

ITEM 2.    PROPERTIES.

The Company’s offices are located at the Park Square Building, 8th Floor, 31 St. James Avenue, Boston, Massachusetts 02116. The Company leases a total of 11,300 square feet of office space, which exceeds the Company’s current space requirements. The Company’s laboratory occupies 3,123 square feet of leased space located at Building 600, One Kendall Square, Cambridge, Massachusetts 02139. In addition to the Company’s leased space in Massachusetts, the Company is conducting research, development and manufacturing at various facilities on a contract basis.

ITEM 3.    LEGAL PROCEEDINGS.

Platt Litigation—On January 29, 2004, David Platt commenced suit against the Company and certain current and former directors of the Company in the Massachusetts Superior Court, Suffolk County. In his Complaint, Platt seeks damages for alleged breach of his severance agreement with the Company, including the failure to pay approximately $180,000 in monthly severance benefits and alleged breaches in connection with maintenance by the Company of certain restrictions on Platt’s sale of stock. The Complaint further asserts claims against certain current and former directors of the Company for alleged breaches of fiduciary duty in failing to assist in the removal of restrictive legends on David Platt’s shares. Platt also purports to state claims for double or treble damages, as well as attorney fees, under General Laws Chapter 93A, Section 11, the Massachusetts Unfair Trade Practice Act. The case has been assigned under case number 04-0398 and will be heard in the Business Litigation Session of the Suffolk County Superior Court. The Company believes these claims are without merit.

On February 23 2004, the Company filed its answer and counterclaimed against David Platt for breach of his severance agreement, against Pro-Pharmaceuticals, Inc. for tortious interference with the severance agreement, and against Platt and Pro-Pharmaceuticals, Inc. for misappropriation of proprietary rights and for unfair and deceptive acts. The Company seeks monetary damages and injunctive relief to prevent David Platt and Pro-Pharmaceuticals from engaging in certain competitive activities relating to the use of polysaccharides to treat cancer and further seeks the assignment by David Platt and Pro-Pharmaceuticals of certain intellectual property to the Company. Under the counterclaim for unfair and deceptive acts, the Company is seeking treble damages as well as attorneys fees.

Platt License—On January 13, 2004, the Company notified David Platt of its intention to seek arbitration regarding his alleged breaches of the Company’s license agreement with him dated January 7, 1994, as amended (the “License Agreement”). In particular, the Company sought to enforce its rights under the License Agreement to controlthe prosecution of the patent applications subject to the License Agreement. On February 18, 2004, the Company received a letter from David Platt alleging breaches of its obligations under the License Agreement, specifically failure to: (i) take necessary steps to perfect U.S. Patent Application Serial No. 08/024,487 (the “‘487 Application”), (ii) use its best efforts to commercialize the ‘487 Application and (iii) provide royalty reports. The letter further notified the Company of his intention to terminate the License Agreement if such alleged breaches are not cured within 60 days from the date of the letter.

On February 23, 2004, the Company provided the royalty reports requested by the February 18 letter, which showed no royalties due for any of the periods covered. The Company believes the other breaches alleged by David Platt are wholly without merit.

On February 23, 2004, the Company formally initiated arbitration to enforce its rights under the License Agreement to control the prosecution of the licensed patent applications. Platt answered on March 17, 2004, in connection with the arbitration, with counterclaims, including a claim seeking termination of the License Agreement.

On March 15, 2004, the Company filed for a court order requiring Platt to return control of the licensed applications, pursuant to the License Agreement, to the Company to permit the Company to respond to office actions issued by the U.S. Patent and Trademark Office. Platt responded with a counterclaim to terminate the License Agreement. On March 29, 2004, a court order was issued requiring Platt, until such time as an arbitrator is appointed, to advise the Company in writing of any significant action he plans to take with respect to the licensed applications, and give the Company 48 hours to respond in writing to his intended actions. In the event that the Company opposes the proposed action, it has the right to seek review of the action by the court prior to any action by Platt. Similarly, the court granted the Company the right to recommend to Platt that he take certain actions and he is required to respond to the Company’s requests within 48 hours. In the event he refuses to take the proposed action, the Company has the right to seek review by the court.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information

In May 1998, the Company’s securities became traded on the Nasdaq (Small Cap) market under the symbol SAFS. On October 31, 2001 the symbol was changed to GLGS reflecting the Company’s name change to GlycoGenesys, Inc. Prior to May 1998, the Company’s securities were traded over-the-counter by the National Association of Securities Dealers, Inc. under the symbol IGGI. The table shows the high and low sales prices of Company’s common stock during 2002 and 2003:

	Sales
	High	Low
Quarter Ended
2002
March 31	2.430	1.250
June 30	1.600	0.630
September 30	1.000	0.410
December 31	0.890	0.260
2003
March 31	0.500	0.180
June 30	1.390	0.300
September 30	1.950	0.450
December 31	2.100	1.100

(b)  Holders

As of December 31, 2003, the Company had 507 holders of record of its common stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 8,000.

(c)  Dividends

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)  Sales of Unregistered Securities

Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company during the three months ended December 31, 2003. Further included is the consideration, if any, received by the Company for such shares, and information relating to the section of the Securities Act or rule of the Securities and Exchange Commission under which exemption from registration was claimed.

1. On October 22, 2003, the Company issued 55,556 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $50,555.96.

2. On October 16, 2003, the Company issued 8,000 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $80.

3. On November 7 and 13, 2003, the Company issued a total of 105,555 shares of Common Stock upon the exercise of warrants by three accredited investors for a total of $78,110.70.

4. On November 13, 2003,the Company issued 260,000 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $2,600.

5. On November 17, 2003, the Company issued 100,500 shares of Common Stock upon the exercise of a warrant by an accredited investor for a total of $91,455.

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

ITEM 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2001, 2002 and 2003 and the consolidated balance sheet data as of December 31, 2002 and 2003 are derived from the Company’s consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors, for the fiscal years ended December 31, 2001, 2002 and 2003 and which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 1999 and 2000 as well as the consolidated balance sheet data as of December 31, 1999, and 2000 are derived from the consolidated financial statements audited by Arthur Andersen LLP not included in this Annual Report on Form 10-K. The information shown below may not be indicative of the Company’s future results of operations.

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$3,377,067	$2,547,353	$7,977,910	$6,299,006	$3,193,575
Working capital	2,574,719	1,768,337	5,703,600	5,541,248	2,130,785
Total assets	5,493,524	5,779,117	8,888,436	7,129,563	3,964,753
Other equity(1)	—	866,216	15,091,827	—	—
Stockholders’ equity (deficit)(1)	4,521,117	1,845,751	(8,927,246)	6,039,408	2,600,306

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data:
Research and development(2)	3,929,898	6,182,150	4,291,064	1,961,033	4,081,944
General and administrative	5,837,861	4,093,507	4,045,088	3,838,348	3,574,268
Restructuring charge (credit)(3)	—	1,478,956	(177,283)	—	—

Total operating expenses	(9,767,759)	(11,754,613)	(8,158,869)	(5,799,381)	(7,656,212)

Other income (expense):
Equity in loss of SafeScience Newco, Ltd.(4)	—	—	(14,188,470)	(4,418,206)	—
Interest income	353,492	216,842	187,721	96,056	25,457
Other income (expense)	(8,063)	(243,373)	(33,345)	7,354	8,554

Total other income (expense)	345,429	(26,531)	(14,034,094)	(4,314,796)	34,011

Loss from continuing operations	(9,422,330)	(11,781,144)	(22,192,963)	(10,114,177)	(7,622,201)
Loss from discontinued operations(5)	(2,879,388)	(5,489,167)	(533,200)	—	—

Net loss	(12,301,718)	(17,270,311)	(22,726,163)	(10,114,177)	(7,622,201)
Accretion of preferred stock dividends(6)	—	—	(404,273)	(2,725,387)	(426,481)

Net loss applicable to common stock	$(12,301,718)	$(17,270,311)	$(23,130,436)	$(12,839,564)	$(8,048,682)

Basic and diluted net loss per common stock from continuing operations	(0.59)	(0.64)	(0.82)	(0.35)	(0.20)
Basic and diluted net loss per common stock from discontinued operations	(0.18)	(0.30)	(0.02)	—	—

Basic and diluted net loss per common stock	(0.77)	(0.94)	(0.84)	(0.35)	(0.20)

Weighted average number of common shares outstanding	16,060,783	18,314,819	27,612,000	37,133,591	40,869,582

For a more detailed discussion regarding uncertainties see Note 1 of the Notes to Consolidated Financial Statements. For more detailed discussion of significant items that materially affect the comparability of the information reflected above, please refer to the following footnotes of the financial statements contained herein:

(1)	Other equity in 2000 includes the value of 729,445 shares issued upon the cashless exercise of an adjustable warrant, which was recorded in an amount equal to the fair market value. Other equity in 2001 includes the fair value of Series A, B and C preferred shares. Such amounts were reclassified to stockholders’ equity in the subsequent year. See Note 6 of the Notes to Consolidated Financial Statements.

(2)	Research and development expenses in 2001 and 2002 exclude research and development costs incurred by SafeScience Newco, Ltd. The Company’s share of such costs is included with the Company’s Equity in loss of SafeScience Newco, Ltd. See Note 3 of the Notes to Consolidated Financial Statements.

(3)	Restructuring charge (credit) in 2000 reflects the Company’s reduction of the scope of operations in consumer and industrial products, resulting in a charge in 2000 including severance and related expenses and a credit in 2001.

(4)	Equity in loss of SafeScience Newco, Ltd. reflects the Company’s share of the losses of SafeScience Newco, Ltd. during the period July 10, 2001 through December 18, 2002. See Note 3 of the Notes to Consolidated Financial Statements.

(5)	Discontinued operations reflect the cost of the discontinuance of consumer and industrial products in November 2000. See Note 4 of the Notes to Consolidated Financial Statements.

(6)	See Note 6 of the Notes to Consolidated Financial Statements regarding the accretion of dividends on preferred stock.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

GlycoGenesys, Inc. is a biotechnology company developing carbohydrate-based drugs. Our lead drug candidate, GCS-100, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for pancreatic cancer in April 2002 and completed a Phase II(a) clinical trial for colorectal cancer in March 2001. We began a Phase I dose escalation trial in February 2002 dosing in patients at up to 80 mg/m2 and announced the results of this trial in October 2003.

During 2003, we made improvements to our manufacturing process to remove substantially all the ethanol from the final formulation of GCS-100 and have manufactured this low-ethanol product in preparation for our upcoming clinical trial program. In addition, during 2003, we have recruited additional members to our development team, both full time employees and consultants, and to our Scientific Advisory Board with diverse and complementary industry experience to assist management in the design of clinical trials, compliance with the regulatory processes of the FDA, manufacturing and scientific development.

Our clinical trial program using the low-ethanol formulation of GCS-100 is planned to begin in April/May 2004 with a Phase I dose escalation trial to test GCS-100 as a monotherapy in up to 30 patients. Phase I/II trials are planned to test GCS-100 in combination with standard chemotherapies which will enroll 15 patients each with the option of expanding the size based on a review of clinical activity. Phase II trials are planned in an indication of cancer with unmet clinical needs evaluating GCS-100’s safety and efficacy as a monotherapy. Additional Phase II trials are planned to evaluate GCS-100 each in combination with different approved chemotherapeutic agents. The Phase II program could enroll over 300 patients. We will determine the cancer indications for the Phase II clinical trial program based on an evaluation of all pre-clinical and clinical data, as well as considering the current unmet clinical needs and the shortest timeline for approval. Our clinical trial program is subject to our having sufficient financial resources.

At the end of 2003, we had $3.2 million of cash available, however, we completed a financing in January 2004 resulting in $4.3 million of net proceeds. As of March 26, 2004, we have $5.5 million of cash on hand. Research and development expenses in 2004 are expected to be significantly higher than in 2003 primarily due to the planned clinical trial program. The Phase I trials described in the previous paragraph may cost approximately

$4 million and the Phase II trials described in the previous paragraph may cost approximately $15 million. The amount of clinical trial expense incurred in 2004 will depend on the timing of such trials. We expect to have less third-party development expenses, but higher in-house development expenses in 2004 due to the start-up of our own laboratory facilities. We expect payroll expenses to increase as we begin hiring additional staff members, adding approximately 15 persons over the next two years. Early hires will include analytical chemists in connection with the laboratory. G&A expenses are expected to increase primarily due to increased insurance and regulatory compliance costs, and for increased travel related to clinical trials. We believe that our financial risks will be somewhat higher as 2004 unfolds as we incur a higher fixed cost base due to opening the laboratory, making commitments to conduct the clinical trials, hiring additional staff and legal costs.

We must raise significant additional funds to move forward in the product development/clinical trial process. Our financial strategy for 2004 and beyond is to secure the necessary financial resources to pay for the development of GCS-100, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital markets or a combination of both.

We have also developed two agricultural products (Elexa, a registered trademark of ours and Bb447), which we plan to sell or dispose of. We have entered into an agreement with a third party to purchase the Elexa product line on certain agreed terms, subject to customary conditions. We do not expect to receive material upfront payments for the sale of our agricultural products.

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

The Company believes that its most critical accounting policies are as follows:

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

Accrued clinical research organization costs—The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Specifically, our management must make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organization, or CRO, costs. Management analyzes the progress of clinical trials, invoices received and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. While the Company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual results may differ from those estimates. Any changes to these estimates would affect both our operating results and cash flows.

Results of Operations:    Year Ended December 31, 2003 versus Year Ended December 31, 2002

We had a net loss applicable to common stock of $8,048,682 for the year ended December 31, 2003 versus a net loss applicable to common stock of $12,839,564 for the year ended December 31, 2002. The net loss applicable to common stock for the year ended December 31, 2003 included a charge of $426,481 for dividends accreted on our Series B convertible preferred stock compared to a charge of $2,725,387 for dividends accreted on our Series A and B convertible preferred stock for the year ended December 31, 2002.

Research and Development Expenses—Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we formerly developed nontoxic agricultural products. Both areas are, or were, in the research and development phase and explanations of the changes in both areas from year-to-year are described in this section.

Our research and development expenses for the years ended December 31, 2003 and 2002 were reported in the following financial statement captions:

	Years Ended December 31,
	2002	2003
GCS-100:
Equity in loss of SafeScience Newco	$4,221,887	—
R&D	$1,616,633	$3,858,421

Total GCS-100	5,838,520	3,858,421
Other Products—R&D	344,400	223,523

Total Research & Development expenses	$6,182,920	$4,081,944

Total research and development expenses for the year ended December 31, 2003 decreased by approximately $2,100,976, or 34%, from the year ended December 31, 2002.

Total GCS-100 development expenses of $3,858,421 represent a decrease of $1,980,099 from the $5,838,520 of expenses incurred during the year ended December 31, 2002. This decrease is primarily attributable to a reduction of license fees paid to Wayne State University of $795,000 and non-cash research and development expenses of $615,000 in connection with warrants issued to Wayne State University and the Barbara Ann Karmanos Cancer Institute to purchase common stock that vested during 2002. Cost of managing our clinical trials decreased $957,000, or 77%, to $288,000 during the year ended December 31, 2003 from $1,245,000 for the year ended December 31, 2002, primarily due to completion of the field work on both the colorectal and pancreatic trials. These reductions were partially offset by increased production costs for GCS-100 of $401,000 to create inventory for future trials. However, as described earlier, we believe our development expenses for 2004 will increase significantly as a result of additional clinical trials.

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

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting and license fees, decreased $120,877, or 35%, to $223,523 for the year ended December 31, 2003 from $344,400 for the year ended December 31, 2002. The decrease reflects the Company’s de-emphasis of its agricultural products.

General and Administrative Expenses—General and administrative expenses decreased to $3,574,268 for the year ended December 31, 2003 from $3,838,348 for the year ended December 31, 2002, a decrease of $264,080, or 7%. This decrease was principally attributable to reductions of approximately (i) $370,000 in professional fees, (ii) $98,000 in investor relations expenses, (iii) $55,000 in office-related expenses, (iv) $49,000 in outside consulting expenses, (v) $43,000 in non-cash expenses, (vi) $37,000 in annual report costs and (vii) $17,000 in travel expenses. These decreases were partially offset by (i) increased payroll expense of $228,000, (ii) $163,000 of expenses charged to SafeScience Newco and included as a component of equity in loss of SafeScience Newco and (iii) a premium increase of $134,000 for director and officer liability insurance.

Interest Income—Interest income decreased to $25,457 for the year ended December 31, 2003 from $96,056 for the year ended December 31, 2002, a decrease of $70,599, or 73%. This decrease was attributable to a reduction in cash available for investment and lower rates of return on those investments.

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

Research and Development Expenses—Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we formerly developed nontoxic agricultural products. Both areas are, or were, in the research and development phase and explanations of the changes in both areas from year-to-year are described in this section.

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

Total GCS-100 development expenses of $5,838,520 for the year ended December 31, 2002 represent a decrease of $12,201,530, or 68%, from the $18,040,050 of expenses incurred during the year ended December 31, 2001. This decrease is primarily attributable to the expense incurred in conjunction with the license fee paid to Elan by SafeScience Newco in the amount of $15,000,000 in 2001, $12,015,000 (80.1%) of which was included in the equity in loss of SafeScience Newco during the year ended December 31, 2001. Other decreases include reductions of approximately (i) $607,000 in reduced costs associated with clinical trials, (ii) $431,000 in non-cash compensation related to warrants granted to Wayne State University and the Barbara Ann Karmanos Cancer Institute as compensation for a license, (iii) $344,000 in license fees paid to Wayne State University, (iv) $250,000 in GCS-100 production expense, and (v) $148,000 in expenses for sponsored research. . These reductions were partially offset by increases in clinical, professional, analytical and consulting services of approximately $880,000, costs incurred by Elan related to GCS-100 included in the equity in loss of SafeScience Newco of approximately $376,000, staffing-related expenses of approximately $255,000 and royalty payments of approximately $50,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, increased $27,014, or 9%, to $344,400 for the year ended December 31, 2002 from $317,386 for the year ended December 31, 2001. The increase reflects additional field trials performed in 2002 and additional federal and state registrations.

General and Administrative Expenses—General and administrative expenses decreased to $3,838,348 for the year ended December 31, 2002 from $4,045,088 for the year ended December 31, 2001, a decrease of $206,740, or 5%. This decrease was principally attributable to reductions of approximately (i) $233,000 in non-cash compensation for stock options granted to employees, (ii) $118,000 in outside consulting expenses, (iii) $74,000 in expenses charged to SafeScience Newco and included as a component of our equity in loss of SafeScience Newco, (iv) $71,000 in legal expenses, and (v) $26,000 in public relations expenses, partially offset by increased expenses for accounting of approximately $216,000 and insurance of approximately $52,000.

Interest Income—Interest income decreased to $96,056 for the year ended December 31, 2002 from $187,721 for the year ended December 31, 2001, a decrease of $91,665, or 49%. This decrease was attributable to a reduction in cash available for investment and lower rates of return on those investments.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily with the proceeds from equity securities totaling approximately $67.4 million. For the year ended December 31, 2003, the Company’s operations utilized cash of approximately $7,052,000, primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of approximately $4,166,000 to the Company. In 2002, the Company’s operations utilized cash of approximately $8,398,000, which was offset by equity financings that resulted in net proceeds of approximately $6,897,000.

Capital expenditures for the years ended December 31, 2002 and 2003, which totaled $177,662 and $178,836, respectively, primarily related to computer and office equipment. The Company has no significant commitments for the purchase of equipment, product manufacturing facilities or marketing efforts at present. The Company leases office facilities under an operating lease that ends in March 2005 and laboratory space under an operating lease that ends in January 2007. Rent expense for these spaces will be approximately $543,000 in 2004. The Company anticipates that its current offices and lab will be adequate for its space requirements for the foreseeable future.

The Company has retained Glenmere Clinical Research, Inc., a contract research organization (“CRO”) and Medidata Solutions, Inc., a provider of electronic data capture services, to support its clinical trial program. They provide clinical research management, medical and safety monitoring, data management and medical writing and regulatory services. The total cost of Glenmere and Medidata’s services are estimated to be approximately $590,000, for the initial Phase I dose escalation monotherapy trial which is expected to be paid through March 2005. In addition, the CRO costs associated with the planned future Phase I and Phase II/III trials are estimated at $650,000 for fixed costs for each trial plus $10,000 per patient. There are additional non-CRO costs associated with planned future clinical trials of approximately $20,000 per patient. The Company expects to incur substantial additional operating costs, including costs related to ongoing and planned research and development activities and preclinical studies.

The Company is seeking to expand its product pipeline under development. Potential new product candidates will either be developed internally or licensed by the Company. The cost related to the development of new product candidates is projected to be in the range of $100,000 to $250,000 during the twelve months ended December 31, 2004, although it could be higher.

As of December 31, 2003, the Company’s cash and cash equivalents were approximately $3,194,000, as compared to approximately $6,299,000 as of December 31, 2002. In January 2004, the Company raised approximately $4.3 million in net proceeds from the sale of common stock and warrants to purchase common stock. The Company has a $100,000 stand-by line of credit with a bank secured by the Company’s cash and cash equivalents, which had no outstanding balance as of December 31, 2003 and secured letters of credit in the aggregate amount of $148,128 which is held as security for deposits required by its lease of office and lab space. The Company terminated its stand-by letter of credit on March 8, 2004. The Company has no other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

As of March 26, 2004, the Company’s cash and cash equivalents were approximately $5,539,000

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of March 26, 2004, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management may prioritize research activities to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the third quarter of 2004 consistent with prioritizing R&D expenditures. The Company intends to raise additional equity financing.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Payment Obligations

Our future, noncancellable, contractual commitments, are summarized in the following table:

	(in thousands)
	2004	2005	2006	2007	2008	Thereafter
Lease Payments(1)	543	220	106	—	—	—
Purchase Obligations	94	—	—	—	—	—
License Payments(2)(3)(4)	170	170	170	170	170

Total	$807	$390	$276	$170	$170	$—

(1)	Rental payments for office space at 31 St. James, Boston, Massachusetts 02116 and for laboratory space at One Kendall Square, Cambridge, Massachusetts 02139.

(2)	During 2001, the Company executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute.

In order to maintain its rights under this agreement, the Company may be required to make additional payments of up to $3,000,000 which are contingent upon reaching future commercialization milestones. Specifically, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application (“NDA”) submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company must pay $10,000 per month until FDA approval for GCS-100, which payments are offset against the 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute the Company must pay on net sales of GCS-100.

(3)	In January 1994, the Company agreed that one of its founders, Dr. David Platt, would receive a royalty of 2% of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement includes a requirement that the royalties paid in the ninth year of this agreement and all subsequent years meet a minimum requirement of $50,000. The Company accrued a $50,000 liability as of December 31, 2003, which was subsequently paid in January 2004.

(4)	Pursuant to the Company’s termination agreement with Elan regarding its SafeScience Newco joint venture, the Company acquired the preferred shares of SafeScience Newco held by Elan in exchange for a royalty interest on certain future revenues and payments related to GCS-100. The Company will be obligated to pay Elan a percentage on certain “net revenues”, which include license fees, milestone payments, royalties, net manufacturing profits, payments received in the disposition of GCS-100, particular research and development payments and premiums paid for the Company’s common stock. The Company will not be obligated to make any payments to Elan on payments the Company receives that are for reimbursement of direct expenses or contractually required to be used for certain research and development costs and for which the full time employee reimbursement rate does not exceed industry standards. In addition, if the Company directly markets GCS-100, the Company will be obligated to pay Elan a percentage on the “net sales” of GCS-100. However, all such payments on net revenues or net sales, if any, due to Elan will be offset by certain development costs incurred by the Company between the date of termination of the joint venture (December 18, 2002) and the date the Company enters into a partnering or other commercialization agreement.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK

Market Risk

The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of December 31, 2003, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company’s overall consolidated financial results. There can be no assurance that the Company’s exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2003, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $84.4 million of losses since our inception, including approximately $7.6 million for the year ended December 31, 2003. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

—	conduct clinical trials;

—	conduct research and development on existing and new product candidates;

—	make milestone and royalty payments;

—	seek regulatory approvals for our product candidates;

—	commercialize our product candidates, if approved;

—	prosecute and maintain existing and future patent applications and patents;

—	hire additional clinical, scientific and management personnel;

—	add operational, financial and management information systems and personnel; and

—	identify and potentially in-license additional compounds or product candidates.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2004, allowing us to conduct the Phase I dose escalation monotherapy trial, with a low ethanol formulation of GCS-100. We intend to raise additional capital through the sale of equity securities to support our additional planned Phase I dose escalation trials and continued operations. To the extent we are unable to raise sufficient funding for the additional Phase I dose escalation trials in the capital markets, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company and/or curtail our development efforts.

Our future is dependent on our ability to obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, manufacturing, preclinical studies and clinical trials. Additional equity financing may result in dilution to our stockholders. At our current stock price or if the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or on unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce, curtail or cease our operations.

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 have been prepared on the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated March 29, 2004 that includes an explanatory paragraph stating that our recurring losses from operations, accumulated deficit of $84.4 million as of December 31, 2003, and our expectation that we will incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials, among other things, raise substantial doubt about our ability to continue as a going concern.

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100.

While we seek to increase our portfolio of potential products, currently we are not developing a wide array of products. Nearly all of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially harmed.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF CLINICAL TRIALS FOR GCS-100.

GCS-100 is not currently approved for sale by the FDA or by any other regulatory agency in the world, and GCS-100 may never receive approval for sale or become commercially viable. Before obtaining regulatory approval for sale, GCS-100 or another product candidate will be subjected to extensive preclinical and clinical testing to demonstrate safety and efficacy for a particular indication for humans in addition to meeting other regulatory standards. Our success will depend on the successful outcome of our clinical trials with GCS-100.

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

—	we may discover that GCS-100 or another product candidate may cause, alone or in combination with another therapy, harmful side effects;

—	we may discover that GCS-100 or another product candidate, alone or in combination with another therapy, does not exhibit the expected therapeutic results in humans;

—	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

—	we or the FDA may suspend the clinical trials of GCS-100 or another product candidate;

—	patient recruitment may be slower than expected;

—	patients may drop out of our clinical trials; and

—	we may be unable to timely produce sufficient supplies of GCS-100 or another product candidate for clinical trials.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safety, efficacy or manufacturing data necessary for approval of GCS-100 or another product candidate. In addition, even if we receive approval, such approval may be limited in scope and hurt the commercial viability of such product. If we are unable to successfully obtain approval of and commercialize any product candidate, this would materially harm our business, impair our ability to generate revenues and adversely impact our stock price.

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A NEW DEVELOPMENT PARTNER.

On December 18, 2002, we and EIS mutually terminated our joint venture and we acquired all of the outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS. We must either fund the development of GCS-100 ourselves or with a new development partner. If we are unable to find a development partner, our ability to develop and commercialize GCS-100, and our prospects as a whole, could be materially harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 13 issued U.S. patents having expiration dates ranging from 2013 to 2022. Five of these 13 issued patents relate to GCS-100. We own or exclusively license seven foreign patents having expiration dates ranging from 2015 to 2017. Five of these seven foreign patents relate to GCS-100. We own or exclusively license 12 pending U.S. patent applications, of which 11 relate to GCS-100 and 41 pending foreign patent applications, of which 30 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

The patents we exclusively license from Wayne State University and the Karmanos Cancer Institute and the patent applications we exclusively license from David Platt could become subject to a proceeding at the U.S. Patent and Trademark Office to determine priority between them.

Our potential products or business activities could be determined to infringe intellectual rights of third parties despite our issued patents. Any claims against us or any purchaser or user of our potential products, including GCS-100, asserting that such product or process infringes intellectual property rights of third parties, if determined adversely to us, could have a material effect on our business, financial condition or future operations. Any asserted claims of infringement, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim is successful against us and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and operating results would be materially adversely affected.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY OUR FUTURE PROSPECTS MAY BE MATERIALLY ADVERSELY AFFECTED.

We license technology, including technology related to GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with David Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales. To maintain our license with Wayne State University and the Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Karmanos Cancer Institute up to $3 million in milestone payments, $10,000 per month until FDA approval (which payments are offset against future royalties), 2% royalties on product sales and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2008.

In February 2004, we received a letter from David Platt alleging breach of our license with him and providing 60 days to cure such alleged breaches. We believe the breaches alleged by David Platt are without merit or have been cured; however, if David Platt were to succeed in terminating this agreement, we would be materially adversely affected. See “Legal Proceedings-Platt License” for more information.

The technology we license from third parties would be difficult to replace. The loss of any of these technology licenses would result in delays in the development of our products until equivalent technology, if available, is identified, licensed and integrated and could materially adversely affect our future prospects. The use of replacement technology from other third parties would require us to enter into license agreements with these third parties, which could result in higher royalty payments and a loss of product differentiation, or alternatively may not be available.

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

In addition, we utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier LLC and Sigma-Aldrich, Inc. to manufacture GCS-100, Incell Corporation, LLC and Pharm-Eco for assay and other development work and third-party contract research organizations, such as Glenmere Clinical Research to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as sponsoring research at medical and academic centers, such as the University of Arizona, St. Bartholomew’s and the Royal London School of Medicine, and Northeastern University.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs and could devote resources to other customers.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF GCS-100, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until, in the opinion of management, the size and scope of our business so warrants. While we have established a manufacturing relationship with Hollister-Stier Laboratories LLC and Sigma-Aldrich, Inc. to provide us with GCS-100 that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. For the foreseeable future, we will be dependent upon third parties to manufacture GCS-100.

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. Because our manufacturing process is still in a development stage, any changes made to a final commercial manufacturing process may present technical problems to an independent manufacturer. Third-party manufacturers may not comply with FDA regulations, or other regulatory requirements relating to the manufacturing of GCS-100, including compliance with good manufacturing practice, or GMP. We do not have control over, other than through contract, third-party manufacturers’ compliance with these regulations and standards. If our manufacturers are unable or unwilling to continue manufacturing GCS-100 in required volumes, we will have to identify acceptable alternative manufacturers. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must approve these manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards. The use of a new manufacturer may cause significant expense and interruptions in supply if the new manufacturer has difficulty manufacturing GCS-100 to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of GCS-100.

MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO AND MAY BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS THAT MAKE OUR POTENTIAL PRODUCTS NON-COMPETITIVE.

We face significant competition from firms currently engaged in the pharmaceutical and biotechnology industries.

GCS-100, our lead drug candidate, being developed for the treatment of various forms of cancer, addresses large markets, which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery platforms, including but not limited to small molecules, protein-based drugs, liposome technology, and genomics. The drug development industry is intensely competitive. According to industry surveys, there are approximately over 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. According to the PhRMA, approximately 170 pharmaceutical and biotechnology companies and the National Cancer Institute are conducting these efforts. It is estimated that 100 biotechnology companies have more than 100 drug candidates in later stages of clinical development than GCS-100 for acute, life threatening disease, and late stage disease, and that over forty percent of these drug candidates are being developed to treat various types of cancer. Many of our actual or potential competitors have significantly greater financial resources and/or drug development experience than we have. There is no assurance that other carbohydrate-based or non-carbohydrate-based drugs with similar clinical effects to GCS-100 may not be successfully developed by other companies.

A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that GCS-100 and other product candidates, will face intense competition from existing or future drugs. In addition, our product candidates may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents. These generic formulations or drugs would present lower-priced competition.

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 7 drugs in Phase I, 15 drugs in Phase II, 6 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition. Aphton’s G17DT currently being evaluated in combination with Gemzar in a double blinded Phase III clinical trial.

We believe, based on industry studies, there are, including GCS-100, approximately 12 drugs in Phase I, 24 drugs in Phase II, and 10 drugs in Phase III or in pre-registration for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Genenetech’s Avastin, Roche Pharmaceuticals’ capecitabine (Xeloda), fluorouracil (Adrucil or 5-FU), leucovorin in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU and Pharmacia’s irinotecan (Camptosar), Imclone’s Erbitux.

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

OUR BUSINESSES ARE SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR DRUG CANDIDATES WOULD SEVERELY HARM OUR BUSINESS.

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA prior to any commercial sale of GCS-100 or any other drug candidate. Before receiving such approval we must provide proof in human clinical trials of the safety and efficacy of GCS-100 or any other drug candidates, which trials can take several years. In addition, we must show that we can produce GCS-100 or any other drug candidates consistently at quality levels sufficient for administration in humans. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with GCS-100 or any other drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application.

REIMBURSEMENT PROCEDURES AND FUTURE HEALTHCARE REFORM MEASURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT OUR ABILITY TO SUCCESSFULLY SELL OR LICENSE ANY PHARMACEUTICAL PRODUCT.

Our ability to successfully sell or license any pharmaceutical product will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients or providers for the costs of our future pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations and government health insurance programs may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 together with rule making by the Center for Medicare and Medicaid Services could effect drug coverage and payments by Medicare. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

IF WE ARE UNABLE TO ENTER INTO AGREEMENTS WITH THIRD PARTIES TO PROVIDE SALES, MARKETING AND DISTRIBUTION CAPABILITIES, OR TO CREATE THESE FUNCTIONS OURSELVES, WE WILL NOT BE ABLE TO COMMERCIALIZE GCS-100 OR ANY OTHER PRODUCT CANDIDATES.

We do not have any sales, marketing or distribution capabilities. In order to commercialize GCS-100 or other product candidates, if any are approved, we must either make arrangements with third parties to provide sales, marketing and distribution capabilities or acquire or internally develop these functions ourselves. If we obtain FDA approval for GCS-100 or any other product candidate, we intend to rely on relationships with one or more pharmaceutical or biotechnology companies or other third parties with established distribution systems and direct sales forces to market GCS-100 or any other product candidate. If we decide to market any of our product candidates directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and negatively impact our product development efforts. Moreover, we may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 15 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 14 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

THE BIOTECHNOLOGY BUSINESS HAS A RISK OF PRODUCT LIABILITY, AND IN THE EVENT OF A SUIT AGAINST US, OUR BUSINESS COULD BE SEVERELY HARMED.

The testing, marketing and sale of biotechnology products entails a risk of product liability claims by patients and others. While we currently maintain product liability insurance, such insurance may not be available at reasonable cost and in the event of a significant adverse event with a patient such insurance would likely be insufficient to cover the full amount of the liability incurred. In the event of a successful suit against us, payments and damage to our reputation could have a material adverse effect on our business and financial condition. Even if such a suit is unsuccessful, our reputation could be damaged and litigation costs and expenditures of management time on such matters could adversely affect our business and financial condition.

WE ARE CONTRACTUALLY OBLIGATED TO ISSUE SHARES IN THE FUTURE, INCLUDING SHARES TO BE ISSUED UPON THE CONVERSION OF OUTSTANDING PREFERRED STOCK AND WARRANTS HELD BY EIS, WHICH WILL CAUSE SUBSTANTIAL DILUTION OF YOUR INTEREST IN US.

As of March 22, 2004, there were outstanding options to purchase 1,803,900 shares of common stock, at a weighted average exercise price of $1.99 per share and warrants to purchase 14,925,616 shares of common stock at a weighted average exercise price of $2.02 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock, 3,471.15 shares of our Series B preferred stock and 1,116.79 shares of our Series C convertible preferred stock. Each share of our Series A preferred stock, Series B preferred stock and Series C preferred stock is convertible into 1,000 shares of our common stock, subject to anti-dilution adjustments, except 1,209.07 shares of Series A preferred stock which are convertible after December 18, 2004. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A, Series B and Series C preferred stock held by it, including accrued dividends as of December 31, 2003 on the Series B preferred stock but no future dividends, a total of 12,041,076 shares of common stock. This amount of shares represents 24.3% of our common stock outstanding as of March 22, 2004. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

WE MUST COMPLY WITH THE LISTING REQUIREMENTS OF THE NASDAQ SMALLCAP MARKET OR OUR COMMON STOCK MAY DECLINE AND THE LIQUIDITY OF AN INVESTMENT IN OUR SECURITIES WOULD DECREASE.

Our common stock could be delisted from The Nasdaq SmallCap Market for the following reasons, among others:

•	if the closing bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days;

•	if our market capitalization falls below $35 million and we have less than $2,500,000 in stockholders’ equity; or

•	if the value of our common stock held by our stockholders (other than our directors, executive officers and 10% stockholders) is less than $1,000,000.

There are other quantitative and qualitative criteria of the Nasdaq SmallCap Market which if violated could lead to delisting of our common stock.

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until February 4, 2004, to achieve a bid price of at least $1.00 for a period of 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. Our stockholders’ equity was approximately $2.6 million as of December 31, 2003. Our market capitalization was $69.0 million on December 31, 2003 and was $52.6 million on March 26, 2004.

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

BECAUSE THE CURRENT AND POTENTIAL MEMBERS OF OUR BOARD OF DIRECTORS COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 5.4% collectively of our common stock outstanding as of March 22, 2004. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 5.7% of our common stock outstanding as of March 22, 2004, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 24.9% of the common stock outstanding as of March 22, 2004, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of March 22, 2004, approximately 11,494,670 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our nine effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending February 29, 2004, our common stock has traded at prices ranging from $0.18 to $2.10 per share. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of GlycoGenesys, Inc.:

We have audited the accompanying consolidated balance sheets of GlycoGenesys, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows each for the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GlycoGenesys, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $84.4 million as of December 31, 2003. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2004

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2002	2003
CURRENT ASSETS:
Cash and cash equivalents	$6,299,006	$3,193,575
Prepaid expenses and other current assets	332,397	301,657

Total current assets	6,631,403	3,495,232

PROPERTY AND EQUIPMENT, AT COST:
Computer, office and laboratory equipment	637,372	683,975
Furniture and fixtures	294,291	294,291
Motor vehicles	25,026	25,026

	956,689	1,003,292
Less accumulated depreciation	578,502	693,569

	378,187	309,723

OTHER ASSETS:
Restricted cash	108,128	148,128
Other	11,845	11,670

Total other assets	119,973	159,798

Total assets	$7,129,563	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2002	2003
CURRENT LIABILITIES:
Accounts payable	$591,785	$813,032
Accrued liabilities	351,758	493,717
Net liabilities of discontinued operations	146,612	57,698

Total current liabilities	1,090,155	1,364,447

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, liquidation value $21,045,615 and $21,472,096 at December 31, 2002 and 2003, respectively	108	108
Common stock, $.01 par value
Authorized—200,000,000 shares at December 31, 2002 and 2003 Issued and outstanding—37,251,457 and 46,032,096 shares at December 31, 2002 and 2003, respectively	372,515	460,321
Additional paid-in capital	85,144,543	89,254,349
Deferred compensation	—	(14,513)
Note receivable from former officer-issuance of common stock	(2,675,000)	(2,675,000)
Accumulated deficit	(76,802,758)	(84,424,959)

Total stockholders’ equity	6,039,408	2,600,306

Total liabilities and stockholders’ equity	$7,129,563	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2001	2002	2003
OPERATING EXPENSES:
Research and development	$4,291,064	$1,961,033	$4,081,944
General and administrative	4,045,088	3,838,348	3,574,268
Restructuring charge (credit)	(177,283)	—	—

Total operating expenses	$8,158,869	$5,799,381	$7,656,212

Operating loss	$(8,158,869)	$(5,799,381)	$(7,656,212)
Other income (expense):
Equity in loss of SafeScience Newco, Ltd.	(14,188,470)	(4,418,206)	—
Interest income	187,721	96,056	25,457
Other income (expense)	(33,345)	7,354	8,554

Total other income (expense)	(14,034,094)	(4,314,796)	34,011
Loss from continuing operations	(22,192,963)	(10,114,177)	(7,622,201)
Loss from discontinued operations	(533,200)	—	—

Net loss	(22,726,163)	(10,114,177)	(7,622,201)
Accretion of preferred stock dividends	(404,273)	(2,725,387)	(426,481)

Net loss applicable to common stock	$(23,130,436)	$(12,839,564)	$(8,048,682)

Basic and diluted net loss per common stock from continuing operations	$(0.82)	$(0.35)	$(0.20)
Basic and diluted net loss per common stock from discontinued operations	(0.02)	—	—

Basic and diluted net loss per common stock	$(0.84)	$(0.35)	$(0.20)

Weighted average number of common shares outstanding	27,612,020	37,133,591	40,869,582

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002, AND 2003

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2000	23,998,504	$239,985	—	—	$48,243,184	—
Common stock issued as part of private placements, net of $906,227 in issuance costs	5,624,516	56,246	—	—	6,585,043	—
Common stock issued pursuant to exercise of warrants	765,526	7,655	—	—	858,922	—
Common stock issued for license purchase	160,000	1,600	—	—	198,400	—
Exercise of common stock options	195,000	1,950	—	—	273,614	—
Common stock issued for services and wages	125,406	1,254	—	—	107,355	—
Amortization of value of warrants issued for license	—	—	—	—	1,046,730	—
Accreted dividends on Series A Preferred stock	—	—	—	—	(404,273)	—
Common stock issued as part of private placements, net of $318,330 in issuance costs	2,700,000	27,000	—	—	3,191,670	—
Net loss	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2001	33,568,952	335,690	—	—	60,100,645	—
Common stock issued as part of private placements, net of $581,119 in issuance costs	3,128,588	31,286	—	—	5,200,091	—
Common stock issued pursuant to exercise of warrants	415,779	4,158	—	—	—	—
Exercise of common stock options	16,100	161	—	—	2,336	—
Common stock issued for services and wages	122,038	1,220	—	—	41,602	—
Amortization of value of warrants issued for license	—	—	—	—	615,262	—
Series B convertible preferred issued as part of private placements, net of $341,503 in issuance costs	—	—	2,608.44	$26	4,092,849	—
Accreted dividends on preferred stock	—	—	1,209.07	13	—	—
Reclassification of preferred stock	—		6,923.94	69	15,091,758	—
Net loss	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2002	37,251,457	$372,515	10,741.45	$108	$85,144,543	—
Common stock issued as part of private placements, net of $326,262 in issuance costs	7,487,037	74,870	—	—	3,702,873	—
Common stock issued pursuant to exercise of warrants	1,168,755	11,688	—	—	367,505	—
Exercise of common stock options	19,024	190	—	—	8,470	—
Deferred compensation to consultants	—	—	—	—	32,016	(14,513)
Common stock issued to investors	105,823	1,058	—	—	(1,058)	—
Net loss	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2003	46,032,096	$460,321	10,741.45	$108	$89,254,349	$(14,513)

(continued)

	Note Receivable From Former Officer	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE, DECEMBER 31, 2000	$(2,675,000)	$(43,962,418)	$1,845,751
Common stock issued as part of private placements, net of $906,227 in issuance costs	—	—	6,641,289
Common stock issued pursuant to exercise of warrants	—	—	866,577
Common stock issued for license purchase	—	—	200,000
Exercise of common stock options	—	—	275,564
Common stock issued for services and wages	—	—	108,609
Amortization of value of warrants issued for license	—	—	1,046,730
Accreted dividends on Series A Preferred stock	—	—	(404,273)
Common stock issued as part of Private placements, net of $318,330 in issuance costs	—	—	3,218,670
Net loss	—	(22,726,163)	(22,726,163)

BALANCE, DECEMBER 31, 2001	(2,675,000)	(66,688,581)	(8,927,246)
Common stock issued as part of private placements, net of $581,119 in issuance costs	—	—	5,231,377
Common stock issued pursuant to exercise of warrants	—	—	4,158
Exercise of common stock options	—	—	2,497
Common stock issued for services and wages	—	—	42,822
Amortization of value of warrants issued for license	—	—	615,262
Series B Preferred stock issued as part of private placements, net of $341,503 in issuance costs	—	—	4,092,875
Accreted dividends on preferred stock	—	—	13
Reclassification of preferred stock	—	—	15,091,827
Net loss	—	(10,114,177)	(10,114,177)

BALANCE, DECEMBER 31, 2002	$(2,675,000)	$(76,802,758)	$6,039,408
Common stock issued as part of private placements, net of $326,262 in issuance costs	—	—	3,777,743
Common stock issued pursuant to exercise of warrants	—	—	379,193
Exercise of common stock options	—	—	8,660
Deferred compensation to consultants	—	—	17,503
Common stock issued to investors	—	—	—
Net loss	—	(7,622,201)	(7,622,201)

BALANCE, DECEMBER 31, 2003	$(2,675,000)	$(84,424,959)	$2,600,306

(concluded)

The accompanying notes are an integral part of these consolidated financial statements

GLYCOGENESYS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2002	2003
Cash flows from Operating Activities:
Net loss	$(22,726,163)	$(10,114,177)	$(7,622,201)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Stock-based compensation expense to non-employees	382,223	42,822	17,503
Amortization of value of warrants issued for license	1,046,730	615,262	—
Common stock issue for license purchase	200,000	—	—
Equity adjustment in SafeScience Newco, Ltd.	14,188,470	4,418,206	—
Depreciation	112,912	140,658	130,822
Services exchanged for equipment	—	—	116,478
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	(892,691)	(1,806,187)	—
Prepaid expenses and other current assets	16,235	(60,498)	30,740
Accounts payable	(265,743)	(503,087)	221,247
Accrued liabilities	580,587	(950,445)	141,959
Net liabilities of discontinued operations	(581,791)	(180,168)	(88,914)

Net cash used in operating and discontinued activities	(7,939,231)	(8,397,614)	(7,052,366)

Cash flows from investing activities:
Purchase of property and equipment	(16,733)	(177,662)	(178,836)
Deposits	189,650	(175)	(39,825)
Loans to related parties	128,659	—	—

Net cash provided by (used in) investing activities	301,576	(177,837)	(218,661)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	9,859,959	5,231,377	3,777,743
Proceeds from exercise of warrants and stock options	2,300	6,655	387,853
Proceeds from sale of Series B preferred stock, net of issuance costs	(125,377)	1,658,515	—
Proceeds from sale of Series C preferred stock, net of issuance costs	1,331,330	—	—
Proceeds from stock subscription receivable	2,000,000	—	—

Net cash provided by financing activities	13,068,212	6,896,547	4,165,596

Net increase (decrease) in cash and cash equivalents	5,430,557	(1,678,904)	(3,105,431)
Cash and cash equivalents, beginning balance	2,547,353	7,977,910	6,299,006

Cash and cash equivalents, ending balance	$7,977,910	$6,299,006	$3,193,575

Supplemental disclosure of noncash financing activities:
Reclassification of preferred stock	$—	$15,091,827	$—

Series A preferred stock issued for investment in SafeScience Newco, Ltd.	$12,015,000	$—	$—

Issuance of common stock upon exercise of adjustable warrant	$866,216	$—	$—

Series B preferred stock issued for expenses of joint venture	$1,466,601	$2,434,360	$—

Dividends accreted on Series A and Series B preferred stock	$404,273	$2,725,387	$426,481

Supplemental disclosure of cash flow information:
Cash paid for interest	$33,345	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(1)    ORGANIZATION AND OPERATIONS

GlycoGenesys, Inc. (together with its subsidiaries, the “Company,”) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. At December 31, 2003, GlycoGenesys, Inc. has three wholly owned subsidiaries: International Gene Group, Inc., SafeScience Newco, Ltd. and SafeScience Products, Inc. These subsidiaries are non-operating. The Company currently focuses on the development of carbohydrate-based pharmaceutical products and related technologies in connection with oncology. The Company has also developed agricultural products, some of which are also based upon carbohydrate chemistries. The therapeutic products will be either licensed from or jointly developed with third parties. The Company maintains an office in Boston, Massachusetts.

In July 2001, the Company and Elan International Services, Ltd. (“EIS”) formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering the development of the Company’s drug candidate GCS-100 in the field of oncology. The joint venture agreement was subsequently terminated on December 18, 2002 (See Note 3).

As of December 31, 2003, the Company has an accumulated deficit of approximately $84.4 million. In the most recent fiscal year, the Company reported a net loss of $7.6 million and used approximately $7.2 million in cash for operations.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, ability to enter into collaborative partnerships, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies.

Despite its accumulated deficit, the Company had a net working capital position of approximately $2.1 million at December 31, 2003. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the third quarter of 2004. The Company intends to raise additional equity financing to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from equity securities. Through December 31, 2003, the Company had been successful in raising approximately $67.4 million from such sales of equity securities.

The Company has not obtained commitments from any existing or potential investors to provide additional financing as of March 26, 2004. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations to conserve cash. There is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

(c)  Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2002 and 2003 include approximately $573,023 and $218,275 in cash and approximately $5,725,983 and $2,975,300 in cash equivalents, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under irrevocable standby letters of credit. The letters of credit serve as a security for the Company’s facility leases. The funds are being held in an investment account. Such amounts are classified as long-term assets.

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

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

	2001	2002	2003
Warrants	8,227,230	11,222,024	12,397,417
Options	1,116,542	1,417,115	1,525,600
Shares issuable upon conversion of preferred stock	7,088,931	10,854,174	11,105,046

	16,432,703	23,493,313	25,028,063

(h)  Disclosures About Segments of an Enterprise

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Due to the discontinuation of its consumer and commercial products business (see Note 4), the Company operates in one segment.

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

(k)  Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 5. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans have an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	2001	2002	2003
Net loss applicable to common stock, as reported	$(23,130,436)	$(12,839,564)	$(8,048,682)
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,022,669)	(837,169)	(469,039)

Pro forma net loss applicable to common stock	$(24,153,105)	$(13,676,733)	$(8,517,721)

Basic and diluted net loss per common stock, as reported	$(0.84)	$(0.35)	$(0.20)

Pro forma basic and diluted net loss per common stock	$(0.87)	$(0.37)	$(0.21)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2001, 2002 and 2003, respectively: (1) risk-free interest rates of 5.2%, 4.8% and 4.0%; (2) dividend yields of 0.0%; (3) expected lives of 5, 9.3 and 7.6 years; and (4) volatility of 150%, 133% and 138%. The weighted average fair value of options granted during the years ended December 31, 2001, 2002 and 2003 was $1.36, $1.53 and $0.47, respectively. Results may vary depending on the assumptions applied within the model.

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

(l)  Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have previously been included in either the Company’s consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using tax rates expected to be in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against net deferred tax assets where management believes it is more likely than not that the asset will not be realized.

(3)    JOINT VENTURE WITH ELAN INTERNATIONAL SERVICES

At the time SafeScience Newco, Ltd. was formed in July 2001, EIS purchased 2,700,000 shares of the Company’s common stock, 1,116.79 shares of the Company’s Series C non-voting convertible preferred stock (“Series C Preferred Stock”), which is convertible at the option of the holder into the Company’s common stock at anytime after July 10, 2003, and a five-year warrant to purchase 381,679 shares of common stock at an exercise price of $2.43 per share. The aggregate purchase price of $5,000,000 was paid in cash.

Also, EIS was issued 4,944.44 shares of the Company’s newly created Series A convertible preferred stock (“Series A Preferred Stock”) valued at $12,015,000 (See Note 6). Each share is convertible into 1,000 shares of common stock, subject to anti-dilution rights. The Series A Preferred Stock was, at EIS’s option, exchangeable for non-voting preferred shares of SafeScience Newco, Ltd. (“Newco Preferred Shares”), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of SafeScience Newco, Ltd. (“Aggregate Newco Shares”).

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

In connection with the joint venture termination, the exchange feature of GlycoGenesys Series A Preferred Stock, which allowed Elan to convert its Series A Preferred Stock into an additional 30% interest in SafeScience Newco, and the mandatory redemption feature were cancelled. GlycoGenesys Series A Preferred Stock is now only convertible into GlycoGenesys common stock at $2.43 a share. As a result of the cancellation of the exchange feature, the Company reclassified its Series A Preferred Stock into stockholders’ equity, which increased its equity by approximately $13.1 million. In addition, the Company issued 1,209.07 shares of Series A Preferred Stock to Elan representing the acceleration of dividends on the Series A Preferred Stock through September 2004, which were originally scheduled to be paid annually through July 2007. No further dividends will be paid.

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

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

method. Because the Company obtained control of SafeScience Newco on December 18, 2002, SafeScience Newco has been consolidated with the Company’s consolidated financial statements since that date. SafeScience Newco had operating expenses and a net loss of $17,713,455 and $5,147,882 for the years ended December 31, 2001 and 2002, respectively.

(4)    DISCONTINUED OPERATIONS

The Company terminated operations of its consumer and commercial product business areas on February 23, 2001 and began the process of liquidating the assets and liabilities pertaining to those operations.

The net losses of these operations are included in the statements of operations under discontinued operations for the year ended December 31, 2001 are detailed as follows:

2001
Revenues	$—
Cost of goods sold	186,629

Gross margin	(186,629)

Marketing	—
General and administrative	346,571
Research and development	—

Total expenses	346,571

Operating loss	(533,200)
Provision for loss on disposal	—

Loss from discontinued operations	$(533,200)

There were no operating activities associated with discontinued operations for the years ended December 31, 2002 and 2003.

(5)    STOCKHOLDERS’ EQUITY (DEFICIT)

(a) Authorized Shares

The authorized capital stock of GlycoGenesys, Inc. consists of 205,000,000 shares consisting of 200,000,000 shares of common stock, $0.01 par value per share, of which 46,032,096 were outstanding as of December 31, 2003 and 5,000,000 shares of preferred stock of which 10,741.45 shares were outstanding as of December 31, 2003.

(b) Sales of Common Stock

In 2001, the Company sold 775,000, 2,700,000, 470,370 and 4,280,362 shares of common stock at a weighted average price of $1.13, $1.31, $1.35 and $1.33 per share, respectively. Warrants to purchase 420,000, 381,679, 235,186 and 2,311,402 shares of common stock were included in each transaction, respectively. The warrants had weighted average exercise prices of $2.46, $2.43, $1.90 and $1.77, respectively.

In 2002, the Company sold 3,128,588 shares of common stock at a weighted average price of $1.86 per share. Warrants to purchase 2,256,457 shares of common stock at a weighted average exercise price of $2.25 and

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

903,243 shares at an exercise price of $0.01 were issued in connection with this transaction. The Company also issued warrants to purchase 250,873 shares of common stock to brokers. The Company issued 415,779 shares of common stock for warrants exercised for proceeds of $4,158 and 122,038 shares of common stock for services rendered valued at $42,822.

In 2003, the Company sold 7,487,037 shares of common stock at a weighted average price of $0.54 per share. Warrants to purchase 2,246,111 shares of common stock at a weighted average exercise price of $0.86 were issued in connection with this transaction. The Company also issued warrants to purchase 98,037 shares of common stock to brokers. The Company issued 1,168,755 shares of common stock for warrants exercised for proceeds of $379,193 and 19,024 shares of common stock for options exercised by employees for proceeds of $8,660.

(c) Stock Option Plans

The Company has a Nonqualifying Stock Option Plan (“1996 Plan”) and has registered 500,000 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and must be exercised within ten years from the date of issuance. The Company may issue these options to its officers, directors, employees, consultants and advisors. As of December 31, 2003, no shares were available for future grant.

Effective December 1, 1998, the Company adopted the 1998 Stock Option Plan (“1998 Plan”) under which 600,000 shares of common stock were reserved for issuance under option agreements. As with the 1996 Plan, the exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from the date of issuance. As of December 31, 2003, 194,394 shares were available for future grant.

Effective June 7, 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”) under which 1,000,000 shares of common stock were reserved for issuance under option agreements, stock appreciation rights, stock awards and performance awards. On June 5, 2001, the 2000 Plan was amended to increase the number to 2,250,000 shares of common stock reserved for issuance. As with the 1998 Plan, the exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and certain consultants and advisors. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2003 options to purchase 867,676 shares were available for future grant.

Effective June 7, 2003, the Company adopted the 2003 Omnibus Stock Incentive Plan (the “2003 Plan”) under which 1,825,000 shares of common stock were reserved for issuance under option agreements, stock appreciation rights, stock awards and performance awards. As with the 2000 Plan, the exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and certain consultants and advisors. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2003 options to purchase 1,825,000 shares were available for future grant.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes stock option activity related to employees and consultants:

	Number of Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2000	1,163,417	6.39
Granted	425,629	0.72
Exercised	(195,000)	0.01
Cancelled	(275,504)	5.34

Balance, December 31, 2001	1,118,542	5.69
Granted	693,500	1.69
Exercised	(16,100)	0.16
Cancelled	(378,827)	9.80

Balance, December 31, 2002	1,417,115	$2.69
Granted	422,000	0.51
Exercised	(19,024)	0.46
Cancelled	(294,491)	2.76

Balance, December 31, 2003	1,525,600	$2.11

Exercisable at December 31, 2001	806,869	$6.67

Exercisable at December 31, 2002	844,973	$3.19

Exercisable at December 31, 2003	1,042,305	$2.62

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2003

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.2700 – $0.2700	260,200	9.20	$0.27	62,575	$0.27
0.4000 – 0.7154	155,300	9.29	0.51	75,542	0.50
0.8100 – 1.0100	25,300	5.19	0.92	15,858	0.87
1.4700 – 1.4700	155,800	7.72	1.47	140,800	1.47
1.5900 – 1.8300	157,700	5.16	1.76	100,000	1.78
2.0900 – 2.0900	371,300	8.01	2.09	247,530	2.09
2.3500 – 3.0000	105,000	6.18	2.63	105,000	2.63
3.4375 – 3.4375	10,000	1.53	3.44	10,000	3.44
4.9700 – 4.9700	225,000	6.53	4.97	225,000	4.97
5.5000 – 5.5000	60,000	4.92	5.50	60,000	5.50

$0.2700 – $5.5000	1,525,600	7.46	$2.11	1,042,305	$2.62

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

(d) Warrants

The following table summarizes all warrant activity in connection with equity financing:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price Per Share
Balance, December 31, 2000	2,665,104	4.01
Granted	6,385,857	1.51
Exercised	(765,526)	0.00
Cancelled	(58,205)	11.34

Balance, December 31, 2001	8,227,230	2.07
Granted	3,410,573	1.63
Exercised	(415,779)	0.01

Balance, December 31, 2002	11,222,024	$2.10
Granted	2,344,148	0.86
Exercised	(1,168,755)	0.33

Balance, December 31, 2003	12,397,417	$2.04

Exercisable, December 31, 2001	7,400,667	$1.96

Exercisable, December 31, 2002	11,222,024	$2.10

Exercisable, December 31, 2003	12,397,417	$2.04

Warrants issued to certain investors contain anti-dilution provisions which require the exercise price to be adjusted for securities transactions sold at prices lower than the then current exercise price.

During 2001, the Company granted 1,500,000 warrants in connection with the licensing agreement discussed in Note 9, 3,348,267 warrants in connection with the issuance of common stock discussed in Note 5(b) and 1,537,590 warrants issued to other investors in the Company pursuant to financings in 2000.

During 2002, the Company granted 3,410,573 warrants in connection with the issuance of common stock discussed in Note 5(b) and the Series B stock issued in December 2002.

During 2003, the Company granted 2,344,148 warrants in connection with the issuance of common stock discussed in Note 5(b).

(6)    PREFERRED STOCK

(a)    Authorized, Issued and Outstanding

The Company’s preferred stock, $0.01 par value, consisted of the following at December 31, 2002 and 2003:

Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of December 31, 2002 and 2003.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Series B convertible preferred stock, 6,000 shares authorized; 3,471.15 shares issued and outstanding as of December 31, 2002 and 2003.

Series C convertible preferred stock, 1,117 shares authorized; 1,116.79 shares issued and outstanding as of December 31, 2002 and 2003.

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

(c)    Rights and Preferences

Series A Preferred Stock

Dividends

If the Board of Directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior to or on par with the Series A Preferred Stock, the holders of Series A Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A Preferred Stock could be converted on the record date for such dividend.

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

After payment is made in full to the holders of Series A Preferred Stock and the holders of capital stock with equivalent liquidation preferences, the remaining assets available for distribution will be distributed among the

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

holders of Common Stock, the holders of Series A Preferred Stock and the holders of capital stock with equivalent liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class or series of capital stock convertible into shares of Common Stock. The liquidation preference of the Series A Preferred Stock was $14,953,030 as of December 31, 2003.

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

Series B Preferred Stock

Dividends

The Series B Preferred Stock receives a 7% annual dividend, payable in kind. If the Board of Directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior to or on par with the Series B Preferred Stock, the holders of Series B Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series B Preferred Stock could be converted on the record date for such dividend.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

After payment is made in full to the holders of Series B Preferred Stock and the holders of capital stock with equivalent liquidation preferences, the remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series B Preferred Stock and the holders of capital stock with equivalent liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class or series of capital stock convertible into shares of Common Stock. The liquidation preference of the Series B Preferred Stock was $6,519,068 as of December 31, 2003.

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

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Redemption

Shares of Series B Preferred Stock are not redeemable.

Series C Preferred Stock

Dividends

The Series C Preferred Stock do not bear a dividend.

Liquidation

Upon our liquidation, dissolution or winding up, upon a change in control or a sale of all or substantially all of the assets of the Company, the holders of Series C Preferred Stock will be entitled to receive, together and on the same basis as the holders of Common Stock and subject to the rights of holders of senior classes or series of capital stock, our assets in proportion to the number of shares of Common Stock into which the Series C Preferred Stock held by such holder are convertible.

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

Redemption

Shares of Series C Preferred Stock are not redeemable.

(7)    RELATED PARTY TRANSACTIONS

On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note is $2,675,000, and accrues interest at 4.92% per annum, compounded semi-annually. Mr. Salter pledged the 250,000 shares of common stock as collateral. The loan is non-recourse and is secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, will be due on June 15, 2004. The principal balance outstanding as of December 31, 2002 and 2003 is $2,675,000 and is reported as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

(8)    COMMITMENTS AND CONTINGENCIES

(a)  Clinical Trials

The Company has retained Glenmere Clinical Research, Inc., a contract research organization (“CRO”) and Medidata Solutions, Inc., a provider of electronic data capture services, to support its clinical trial program. They provide clinical research management, medical and safety monitoring, data management and medical writing and regulatory services. The total cost of Glenmere and Medidata’s services are estimated to be approximately $590,000, for the initial Phase I dose escalation monotherapy trial which is expected to be paid through March 2005. In addition, the CRO costs associated with the planned future Phase I and Phase II/III trials are estimated at $650,000 for fixed costs for each trial plus $10,000 per patient. There are additional non-CRO costs associated with the Company’s planned future clinical trials of approximately $20,000 per patient.

(b)  Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in March 2005 and laboratory space in Cambridge, Massachusetts under an operating lease expiring on January 1, 2007. The Company also leases certain equipment under operating leases.

Minimum future payments under the operating leases as of December 31, 2003 for each of the next three calendar years are approximately as follows:

Years ending December 31,	($000)
2004	543
2005	220
2006	106

$869

Rent expense in the accompanying consolidated statements of operations was approximately $397,000, $411,000 and $382,000, in 2001, 2002 and 2003, respectively.

(c)  Joint Venture Termination

In connection with the termination of the Company’s SafeScience Newco joint venture, the Company agreed to make royalty payments to Elan on certain future revenues and payments related to GCS-100. The Company will be obligated to pay Elan a percentage on certain “net revenues”, which include license fees, milestone payments, royalties, net manufacturing profits, payments received in the disposition of GCS-100, particular research and development payments and premiums paid for the Company’s common stock. The

GLYCOGENESYS, INC.

(f/k/a SafeScience, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

(d)  Stand-by Line of Credit

The Company has a $100,000 stand-by line of credit which is secured by the Company’s cash and cash equivalents and which has no outstanding balance at December 31, 2003. The Company terminated this line of credit on March 8, 2004.

(9)    LICENSING AGREEMENTS

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

The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 1,500,000 shares of common stock at $1.15 that have fully vested. Under this agreement, Wayne State University and the Barbara Ann Karmanos Cancer Institute were required to support the advancement of GCS-100 material over a two year period. During the years ended December 31, 2002 and 2001, the Company recorded expense of $615,262 and $1,046,730, respectively, related to the warrants that vested under this agreement during those years and expense of $795,336 and $1,139,664 related to the license fees.

In order to maintain its rights under this agreement, the Company may be required to make additional payments of up to $3,000,000 which are contingent upon reaching future commercialization milestones. Specifically, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application (“NDA”) submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company must pay $10,000 per month until FDA approval for GCS-100, of which $36,333 has been paid through December 31, 2003, which is reflected in research and development in the Consolidated Statements of Operations. Such payments are offset against the 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute the Company must pay on net sales of GCS-100.

In January 1994, the Company agreed that one of its founders, David Platt, would receive a royalty of 2% of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

includes a requirement that the royalties paid in the ninth year of this agreement (2002) and all subsequent years meet a minimum requirement of $50,000. If this requirement is not met, David Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on 60 days’ notice. The Company accrued a $50,000 liability as of December 31, 2003, which was subsequently paid.

On January 13, 2004, the Company notified David Platt of its intention to seek arbitration regarding his alleged breaches of the Company’s license agreement with David Platt dated January 7, 1994, as amended (the “License Agreement”) in order to enforce its rights under the License Agreement to control the prosecution of the patent applications subject to the License Agreement. On February 18, 2004, the Company received a letter from David Platt alleging breaches of the License Agreement and notifying the Company of his intention to terminate the License Agreement if such alleged breaches are not cured within 60 days from the date of the letter. The alleged breaches are the Company’s failure to: (i) take necessary steps to perfect U.S. Patent Application Serial No. 08/024,487 (the “‘487 Application”), (ii) use its best efforts to commercialize the ‘487 Application and (iii) provide royalty reports.

On February 23, 2004, the Company provided royalty reports as required under the License Agreement, curing any breach related to the royalty reports. The Company believes the other allegation of breaches by David Platt are wholly without merit.

On February 23, 2004, the Company formally initiated arbitration to enforce its rights under the License Agreement to control the prosecution of the licensed patent applications. Platt answered on March 17, 2004, with counterclaims, including a claim seeking termination of the License Agreement.

On March 15, 2004, the Company filed for a court order requiring Platt to return control of the licensed applications, pursuant to the License Agreement, to the Company to permit the Company to respond to office actions issued by the U.S. Patent and Trademark Office. Platt responded with a counterclaim to terminate the License Agreement. On March 29, 2004, a court order was issued requiring Platt, until such time as an arbitrator is appointed, to advise the Company in writing of any significant action he plans to take with respect to the licensed applications, and give the Company 48 hours to respond in writing to his intended actions. In the event that the Company opposes the proposed action, it has the right to seek review of the action by the court prior to any action by Platt. Similarly, the court granted the Company the right to recommend to Platt that he take certain actions and he is required to respond to the Company’s requests within 48 hours. In the event he refuses to take the proposed action, the Company has the right to seek review by the court.

(10)    INCOME TAXES

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of $64,028,090 which expire through 2023. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The components of the Company’s deferred tax assets follow:

	2002	2003
Net operating loss carryforwards	$22,080,000	$25,784,000
Tax credit carryforwards	850,000	1,016,000
Temporary differences	1,266,000	750,000

Total deferred tax assets	24,196,000	27,550,000
Less valuation allowance	(24,196,000)	(27,550,000)

Deferred tax assets	$—	$—

In evaluating realizability of these deferred tax assets, management has considered the Company’s short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and it believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2002 and 2003. The increase in the valuation allowance during these periods primarily relates to the increase in the Company’s net operating loss carryforwards.

(11)    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan (the “Plan”), pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company could match a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 2001, 2002 and 2003.

(12)    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for 2002 and 2003 is summarized below.

	Quarters Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
OPERATING EXPENSES:
Research and development	$1,011	$247	$303	$400	$841	$656	$965	$1,620
General and administrative	736	1,049	1,020	1,033	977	904	870	823

Total expenses	1,747	1,296	1,323	1,433	1,818	1,560	1,835	2,443

Operating loss	(1,747)	(1,296)	(1,323)	(1,433)	(1,818)	(1,560)	(1,835)	(2,443)
OTHER INCOME/ (EXPENSE):
Equity in loss of SafeScience Newco, Ltd.	(931)	(1,301)	(1,205)	(981)	—	—	—	—
Other income (expense)	(1)	2	4	2	1	1	1	5
Interest income	28	30	22	16	9	7	4	5

Net loss	(2,651)	(2,565)	(2,502)	(2,396)	(1,808)	(1,552)	(1,830)	(2,433)
Accreted dividends on preferred stock	(239)	(257)	(285)	(1,945)	(102)	(103)	(105)	(116)

Net loss applicable to common stock	$(2,890)	$(2,822)	$(2,787)	$(4,341)	(1,910)	(1,655)	(1,935)	(2,549)

Basic and diluted net loss per common stock	$(0.08)	$(0.08)	$(0.07)	$(0.12)	$(0.05)	$(0.04)	$(0.05)	$(0.06)

Total	$(0.08)	$(0.08)	$(0.07)	$(0.12)	$(0.05)	$(0.04)	$(0.05)	$(0.06)

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

*	Quarterly diluted net loss per common stock are the same amounts as basic net loss per common stock for each quarter presented.

(13)    SUBSEQUENT EVENTS

(a) Financing.

In January 2004, the Company raised approximately $4.3 million in net proceeds from institutional and accredited investors. The Company issued 3,450,000 shares of common stock at $1.25 per share and issued warrants to purchase 962,500 shares of common stock at an exercise price per share of $2.70, exercisable for a period of five years. In addition, the Company issued warrants to purchase 1,380,000 and 340,000 shares of common stock at an exercise price per share of $1.25 and $1.47, respectively, each exercisable through April 5, 2004.

(b) Litigation.

On February 3, 2004, the Company received a complaint filed against it and certain of its directors by David Platt, its former CEO and Chairman. The complaint alleges breach of his termination agreement with the Company and breach of fiduciary duties, violations of M.G.L. c. 93A and breach of the covenant of good faith and fair dealing. The Company believes the lawsuit is frivolous and without merit. It intends to vigorously defend this suit.

On February 23, 2004, the Company filed counterclaims against David Platt and Pro-Pharmaceuticals, Inc. in connection with the lawsuit commenced by David Platt. The counterclaims include, among others, breach by David Platt of his separation agreement with the Company, tortious interference claims against Pro-Pharmaceuticals and misappropriation of proprietary rights claims against David Platt and Pro-Pharmaceuticals.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Directors

The Board of Directors presently is comprised of five directors. Set forth below is certain information with respect to each of the directors of the Company.

Bradley J Carver, 42, the Chief Executive Officer since June 2000, has been President and Treasurer and a member of the Board of Directors of the Company since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of IGG since February 1993. Mr. Carver is a Class III director whose term expires in 2004. Mr. Carver was elected interim Chairman of the Board of Directors in February 2003. Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of SafeScience Products, Inc., a wholly owned subsidiary of the Company since its inception on June 23, 1995. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.

John W. Burns, 58, has been the Company’s Chief Financial Officer since January 2000, Senior Vice President since March 2001, and a Class I Director, whose term expires in 2005, since June 2002. Prior thereto, Mr. Burns was the CFO/Senior Vice President, Finance & Business Operations for South Shore Hospital, a regional healthcare services provider based in South Weymouth, MA, from February 1993 to February 1999. Prior thereto, Mr. Burns was the Vice President/Treasurer and a subsidiary CFO/Vice President, Finance for Eastern Enterprises, a NYSE company engaged in energy and marine transportation. Mr. Burns has also held corporate finance and treasury positions with Allied-Signal, Citicorp Investment Bank, and International Paper. Mr. Burns holds a Master of Business Administration in Finance from New York University and a Doctor of Philosophy degree in Mathematics from Stevens Institute of Technology.

David W. Dube, 48, has been a director of the Company since May 1998. Mr. Dube is a Class III director whose term expires in 2004. Mr. Dube is a member of the Audit and Compensation Committees of the Board of Directors. Since April 2001, Mr. Dube has been President of Peak Capital Corporation, a corporate finance and management advisory firm. From October 1999 to March 2001, Mr. Dube was President and Chief Operating Officer of Kings Road Entertainment, Inc., an entertainment and educational products company. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corporation, a merchant banking and securities investment firm, and served in various other capacities from September 1997 through October 1999. Prior thereto, Mr. Dube was the President and Chief Executive Officer of Optimax Industries, Inc., a publicly traded company with interests in the horticultural, decorative giftware and truck part accessories industries. Mr. Dube serves on the boards of directors of publicly-traded CNE Group, Inc., and New World Wine Group, Ltd. Mr. Dube holds a Bachelors Degree in business administration and a master’s degree in taxation from Suffolk University and a master’s degree in accounting from Bentley College. Mr. Dube is a Certified Public Accountant in the state of New Hampshire, and holds general and principal securities licenses.

Michael E. Hanson, 56, has been a director of the Company since September 2002. Mr. Hanson is a Class II director whose term expires in 2006. Mr. Hanson is a member of the Audit and Compensation Committees of the Board of Directors. Since January 2002, Mr. Hanson has been a Founding Partner of Barnard Life Sciences, LLC, a venture capital and health care consulting firm. He served as a director of MGI Pharma, Inc., an oncology-focused biopharmaceutical company, from May 1998 through May 2001. Prior thereto, Mr. Hanson, for nearly 25 years, served in a variety of management positions in sales, marketing and new product development at Eli Lilly and Company. At the time of his retirement from Eli Lilly, he was President of the Internal Medicine Business Unit, which included cardiovascular and oncology products, and a member of the Operations Committee. While at Eli Lilly, at various times he was Director of New Product Planning and Licensing; Executive Director of Japan Business Planning; President and General Manager of Eli Lilly Japan KK; and Vice President of Lilly Research Laboratories. Mr. Hanson holds a B.S. in Pharmacy from North Dakota State University, an M.S. in Hospital Pharmacy Administration from the University of Minnesota and is a graduate of the Advanced Management Program from Harvard Business School.

Theodore J. Host, 58, has been a director of the Company since December 1998. Mr. Host is a Class I director whose term expires in 2005. Mr. Host is a member of the Audit and Compensation Committees of the Board of Directors. Since October 2001, Mr. Host has been the CEO and Director, and from November 1999 until October 2001 was President, CEO, and a Director of Prestige Brands International, a consumer products company. Mr. Host worked with McCown DeLeeuw & Co. to create a consumer products start up company from March 1996 to November 1999. Prior thereto, Mr. Host served as the President and Chief Operating Officer, and later Chief Executive Officer, of The Scotts Company, a lawn care company. Mr. Host holds a Bachelor of Arts degree in business and a Master of Arts degree in business from New York University.

In addition to Messrs. Carver and Burns who are listed as being directors of the Company, the Company has the following executive officers:

Frederick E. Pierce, II, 42, has been the Company’s Vice President of Business Development since August 2002 and the Company’s Vice President of Finance and Investor Relations since June 1998. Prior to joining the Company, Mr. Pierce was at Lehman Brothers, where he was the New England private client services liaison to healthcare investment banking. In addition, Mr. Pierce had over seven additional years experience at Kidder Peabody and Merrill Lynch. Mr. Pierce received a B.S. in chemistry from Hampshire College.

William O. Fabbri, 35, has been the Company’s General Counsel since September 2002. From September 1996 to August 2002, Mr. Fabbri was a member of the corporate department of the international law firm of McDermott, Will & Emery. While at McDermott, Will & Emery, Mr. Fabbri was actively involved in securities offerings, public company reporting matters and various strategic corporate transactions. Mr. Fabbri holds a J.D., magna cum laude, from Boston University School of Law and received his B.A. from Wesleyan University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during the fiscal year ended December 31, 2003 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them except for the inadvertent late filing of a Form 4 by each of Bradley Carver, John Burns, William Fabbri, Patrick Joyce and Frederick Pierce and a Form 5 by Patrick Joyce.

Audit Committee and Audit Committee Financial Expert

The Company’s Audit Committee consists of David Dube, Michael Hanson and Theodore Host, each of whom qualify as independent under the standards established by the SEC and Nasdaq for members of audit committees. The Company’s Board of Directors has determined that there are two audit committee financial experts serving on its audit committee, one of whom is David Dube

Code of Ethics and Business Conduct

The Company has adopted a code of ethics and business conduct that applies to all of its employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and its directors. The Company undertakes to provide to any person without charge, upon request, a copy of its code of ethics and business conduct. Requests may be directed to GlycoGenesys, Inc. 31 St. James Ave. Boston, Massachusetts; attention: General Counsel, or by calling 617-422-0674.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during 2003, 2002, and 2001 for services rendered during such period by the chief executive officer, chief financial officer, vice president of business development and general counsel (the “named executive officers”).

Summary Compensation Table

Name and Position(s)	Year	Annual Compensation				Long-Term Compensation	All Other Compensation
Securities Underlying Options
		Salary		Bonus
Bradley J Carver, Chief Executive Officer, President and Treasurer(1)	2003 2002 2001	$ $ $	225,866 220,000 191,667	$ $ $	28,099 13,805 35,000	78,000 131,000 70,400	$ $ $	1,344 302 1,795	(2) (3) (3)

John W. Burns, Senior Vice President and Chief Financial Officer	2003 2002 2001	$ $ $	205,333 200,000 178,750	$ $ $	17,030 10,458 25,000	68,900 100,000 125,400	$ $ $	4,552 2,683 2,033	(3) (3) (3)

Frederick E. Pierce, II, Vice President of Business Development(4)	2003 2002	$ $	154,000 150,000	$ $	9,579 5,883	31,600 50,000	$ $	3,493 2,049	(3) (3)

William O. Fabbri, General Counsel(5)	2003 2002	$ $	160,000 53,333	$ $	9,825 2,070	12,200 50,000	$ $	1,075 114	(2) (2)

(1)	In February 2003, Mr. Carver was elected Chairman of the Board on an interim basis.

(2)	Consists of life and long-term disability insurance premiums.

(3)	Consists of transportation-related payments and life and long-term disability insurance premiums.

(4)	In August 2002, Mr. Pierce was appointed to the position of Vice President of Business Development. Prior to August 2002, Mr. Pierce was Vice President of Finance and Investor Relations. Mr. Pierce’s compensation for 2002 reflects all 2002 compensation.

(5)	In September 2002, Mr. Fabbri joined the Company as General Counsel.

Option Grant Table.    The following table set forth certain information regarding options granted during the year ended December 31, 2003 to the named executive officers.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2003

	Individual Grants
Name	Number of Securities Underlying Options Granted(#)		Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5%($)	10%($)
Bradley J Carver	78,000	(3)	22.2%	$0.27	3/13/13	13,244	33,564
John W. Burns	68,900	(3)	19.6%	$0.27	3/13/13	11,699	29,648
Frederick E. Pierce, II	31,600	(3)	9.0%	$0.27	3/13/13	5,366	13,598
William O. Fabbri	12,200	(3)	3.5%	$0.27	3/13/13	2,072	5,250

(1)	Based on options to purchase an aggregate of 352,000 shares granted to officers and employees during the fiscal year ended December 31, 2003.

(2)	These columns show the hypothetical gains or option spreads of the options granted based on the fair market value of the Common Stock on the date of grant and assumed annual compound share appreciation rates of 5% and 10% over the full term of the options. The assumed rates of appreciation are mandated by the SEC and do not represent the Company’s estimate or projection of future share prices. Actual gains, if any, on option exercises will depend on the timing of such exercise and the future performance of the Common Stock. Values are net of the option exercise prices, but do not include deductions for taxes or other expenses associated with the exercise.

(3)	The options vest quarterly in equal installments over a three-year period.

Year-end Option Table.    The following table sets forth certain information regarding options exercised during the year ended December 31, 2003 by the named executive officers.

AGGREGATE OPTION EXERCISES AS OF DECEMBER 31, 2003

AND YEAR-END OPTION VALUES

Name	Number of Shares Acquired On Exercise	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised Options at Fiscal Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bradley J Carver	—	—	126,233	102,167	24,567	71,955
John W. Burns	—	—	243,291	100,009	22,969	64,010
Frederick E. Pierce, II	—	—	119,233	40,367	9,807	29,151
William O. Fabbri	—	—	23,883	38,317	23,343	38,683

(1)	Value is based on the closing price of the Common Stock on December 31, 2003 of $1.50 less the applicable option exercise price.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of the Company, of which all independent directors are members, determines the cash and other incentive compensation, if any, to be paid to the Company’s executive officers and employees.

Executive compensation consists of both cash and equity-based compensation. Cash compensation is comprised of base salary and bonus. Base salary is determined with reference to market norms either pursuant to employment agreements entered into with executive officers or pursuant to at-will arrangements. For 2003, bonus compensation (both cash and options) was based on a number of factors relating to the Company’s financial and operational performance, including capital raising, operating within budget, enhancing market value of the Company, enhancing its intellectual property portfolio, clinical trial, manufacturing and preclinical progress regarding GCS-100, expanding the potential indications for GCS-100 and adding to the Company’s Scientific Advisory Board. Bonus payments are made at the discretion of the Compensation Committee following the end of the year.

Equity-based compensation is comprised of stock option grants. The Company believes that equity-based compensation closely aligns the economic interest of the Company’s executive officers with the economic interests of the Company’s shareholders. The Compensation Committee reviews the outstanding unvested options of the key executives from time to time and may grant additional options to encourage the retention of key executives. The Compensation Committee has retained an outside executive compensation firm to provide recommendations regarding executive compensation, particularly with respect to peers in the biotechnology industry and assistance regarding establishing a compensation philosophy. Executive compensation decisions and grants of stock options made by the Compensation Committee were based in large part upon such recommendations.

The Chief Executive Officer’s compensation generally is based on the same policies and criteria as the Company’s other executive officers. Mr. Carver’s base salary was increased from $220,000 to $228,800 on May 1, 2003. In January and March 2004, Mr. Carver received a total bonus of $28,099 and was granted options for a total of 74,400 shares of common stock at an exercise price of $1.37 per share for 2003. In establishing Mr. Carver’s compensation, the factors described above are taken into account. The Compensation Committee believes that Mr. Carver’s compensation, including salary, bonus and stock options, falls within the Company’s compensation philosophy and are within industry norms. The Company’s compensation policy was developed with the help and advice of an independent compensation consultant. Based upon a review of peer companies and the industry in which the Company operates, the independent compensation consultant provided the Company with a report on option grants to existing employees and new hires, as well as a cash bonus plan. The objective of a formal compensation policy is to enable the Company to attract and retain qualified executives, and reward executives for performance against a number of Company goals agreed upon for the long-term maximization of shareholder value. The Compensation Committee has implemented this policy against which to assess executive compensation.

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

David W. Dube

Michael E. Hanson

Theodore J. Host

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2003, Mr. Dube, Mr. Hanson, and Mr. Host served on the Compensation Committee. During the 2003 fiscal year, all executive officer compensation decisions were made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee during the 2003 fiscal year was an officer of the Company.

Director Compensation

The Company’s directors who are not employees of the Company receive cash compensation for their services equal to $2,000 per month. In addition, directors who are not employees of the Company receive $7,500 per year for service on the Audit Committee and $3,500 for service on the Compensation Committee. Each Director who is not also an employee of the Company receives every two years non-qualified options to purchase 20,000 shares of Common Stock. The exercise price of such options equals the higher of the average of the closing price of the Common Stock during the 20 trading days prior to the date of grant of the options and the closing price of the Common Stock on the date of grant. The options bear a term of ten years from the date of the grant and vest quarterly over a two-year period; provided, that such vesting shall cease in the event the Director ceases to be a Director, in which case the shares vested prior thereto remain vested and exercisable for the remaining ten-year term.

In addition, directors who are not employees of the Company are granted options to purchase 25,000 shares of Common Stock in connection with their joining the Board of Directors at an exercise price equal to the higher of the average of the closing stock price during the 20 trading days preceding the date of the option grant and the closing price of the Common Stock on the date of grant. The options vest quarterly over three years and have a term of 10 years.

Directors who are employees of the Company or its affiliates do not receive any compensation for their services as a director. Accordingly, Messrs. Carver and Burns were not compensated for their services as directors in 2003.

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

The employment agreement expires on June 30, 2005, provided that if Mr. Carver is not notified within 90 days of the end of the term of the employment agreement, the term is extended for one year. The employment agreement provides that Mr. Carver is entitled to an annual base salary of $220,000, increased to $228,800 on May 1, 2003, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and Mr. Carver meeting certain performance targets established by the Compensation Committee.

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

The options granted to Mr. Carver fully vest in the event of a change in control of the Company.

The Company has an employment agreement with Mr. Burns, as CFO and Senior Vice President of the Company, effective as of September 12, 2002. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the employment agreement. A copy of the employment agreement has been previously filed with the Securities and Exchange Commission.

The employment agreement expires on September 12, 2005, provided that if Mr. Burns is not notified within 90 days of the end of the term of the employment agreement, the term is extended for one year. The employment agreement provides that Mr. Burns is entitled to an annual base salary of $200,000, increased to $208,000 on May 1, 2003, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and Mr. Burns meeting certain performance targets established by the Compensation Committee.

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

The options granted to Mr. Burns fully vest in the event of a change in control of the Company.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to shareholders of Common Stock of the Company from December 31, 1998 through December 31, 2003 to cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotechnology Index for the same period of time. The graph assumes $100 is invested in the Company’s stock and in each of the two indexes at the closing market quotations on December 31, 1998 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, to the Company’s knowledge, as of March 22, 2004 (unless otherwise noted), the beneficial ownership of the Company’s Common Stock by (i) persons who beneficially own more than 5% of the Company’s Common Stock, (ii) each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Beneficially Owned Shares	Percent of Class(1)
Elan International Services, Ltd.(2)	10,942,711	18.1%
Britannia Holdings Limited(3)	3,152,427	6.3%
Bradley J. Carver(4)	2,777,784	5.6%
John W. Burns(5)	334,006	*
Theodore J. Host(6)	105,399	*
David W. Dube(7)	77,500	*
Michael E. Hanson(8)	27,500	*
Frederick E. Pierce, II(9)	140,746	*
William O. Fabbri (10)	37,979	*
Directors and Executive Officers as a group (7 persons)(11)	3,500,914	6.9%

*Represents less than 1% of the outstanding shares of Common Stock.

(1)	The information presented with respect to stock ownership and related percentage information is based on Common Stock as a percentage of the aggregate number of shares of Common Stock outstanding. The number of shares of Common Stock outstanding, 49,637,497, does not include shares issuable upon the conversion of outstanding preferred stock, exercise of outstanding warrants or stock options or shares reserved for issuance pursuant to the 1998 Stock Option Plan, 2000 Stock Incentive Plan. In determining the percent of class owned by each stockholder, the numerator includes the number of shares of outstanding Common Stock held by such stockholders plus all shares of Common Stock that such stockholder has the right to acquire within 60 days of March 22, 2004, the date on which beneficial ownership is being determined. The denominator includes the total number of shares of Common Stock outstanding held by all stockholders plus all shares of Common Stock which such stockholder has the right to acquire within 60 days of March 22, 2004.

(2)	According to information contained in a Schedule 13D/A filing with the Securities and Exchange Commission on March 16, 2004, Elan International Services Ltd. has shared voting and shared dispositive power with Elan Corporation, plc with respect to 149,301 shares of Common Stock, 829,583 shares issuable upon the exercise of warrants within 60 days of March 22, 2004 and 9,963,827 shares of Common Stock is issuable upon the conversion of Series A, Series B and Series C Preferred stock within 60 days of March 22, 2004. The business address of Elan International Services, Ltd. is 102 St. James Court, Flatts, Smith Parish, Bermuda FL 04.

(3)	According to information contained in a Schedule 13G/A filing with the Securities and Exchange Commission on February 10, 2004 and our records, Britannia Holdings Limited has sole voting and sole dispositive power with respect to 2,437,076 shares of Common Stock and 715,351 shares of Common Stock issuable upon the exercise of warrants within 60 days of March 22, 2004. The address of Britannia Holdings Ltd. is Unit 10, Springates East, Government Road, Charlestown, Nevis

(4)	Includes 169,098 shares issuable upon exercise of options within 60 days of March 22, 2004. The business address of Mr. Carver is c/o GlycoGenesys, Inc., Park Square Building, 31 St. James Avenue, 8th Floor, Boston, MA 02116.

(5)	Includes 280,480 shares issuable upon exercise of warrants and options within 60 days of March 22, 2004.

(6)	Includes 87,283 shares issuable upon exercise of warrants and options within 60 days of March 22, 2004.

(7)	Consists of 77,500 shares issuable upon exercise of options within 60 days of March 22, 2004.

(8)	Consists of 27,500 shares issuable upon exercise of options within 60 days of March 22, 2004.

(9)	Includes 134,746 shares issuable upon exercise of options within 60 days of March 22, 2004.

(10)	Consists of 37,979 shares issuable upon exercise of options within 60 days of March 22, 2004.

(11)	Includes 814,586 shares issuable upon exercise of warrants and options within 60 days of March 22, 2004.

Equity Compensation Plan Information

as of December 31, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	1,495,600	$2.09	2,887,070
Equity compensation plans not approved by security holders(3)	30,000	$3.00	0
Total	1,525,600	$2.11	2,887,070

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Consists of SafeScience, Inc. 1998 Stock Option Plan, GlycoGenesys, Inc. 2000 Stock Incentive Plan, as amended, and GlycoGenesys, Inc. 2003 Omnibus Incentive Plan.

(3)	Consists of 1996 Non-Qualifying Stock Option Plan. The 1996 Non-Qualifying Stock Option Plan (the “1996 Plan”) provides for the grant of non-qualified stock options for an aggregate of 500,000 shares to employees, officers, directors, consultants and advisors of the Company. The 1996 Plan is administered by the Compensation Committee which has the discretion to determine the amount, price, vesting and term of options granted under the 1996 Plan, provided however, that no option may have a term longer than ten years and no option may be granted more than 10 years after the effective date of the 1996 Plan. The exercise price of options granted under the 1996 Plan may be paid in cash, or at the discretion of the Compensation Committee, in shares of Common Stock of the Company (owned for at least 30 days) having a fair market value equal to the aggregate exercise price.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a termination agreement with David Platt, its former chief executive officer and Chairman of the Board of Directors and former 5% stockholder, as of June 1, 2000. Pursuant to the terms of the termination agreement, the Company agreed to continue to pay David Platt his salary of $180,000 he received as chief executive officer through June 29, 2002, subject to certain terms and conditions. The Company provided health insurance for David Platt through June 29, 2002. Platt’s obligations, including, among other things, confidentiality, use or disclosure of company materials, assignment of inventions and non-competition contained in his employment agreement with the Company dated June 29, 1999 were maintained. In addition, David Platt agreed not to sell or otherwise transfer his shares or options in the Company prior to June 29, 2002, and in consideration thereof, the Company granted certain piggyback, or incidental, registration rights. Platt agreed to reimburse the Company approximately $85,000 for certain personal expenses and loans out of the proceeds of any sales by him of the Company’s stock.

On January 7, 1994, as amended on April 14, 1999, the Company’s subsidiary, IGG, entered into a licensing agreement with David Platt, its former chief executive officer and Chairman of the Board of Directors and former 5% stockholder to pay David Platt a royalty of two percent (2%) of the net sales of the Company’s GCS-100 product. The Company also agreed to pay all of the costs to procure and maintain any patents granted under that agreement. The agreement includes a requirement that the royalties paid in the sixth year of this agreement and all subsequent years meet a minimum threshold of $50,000. The parties executed an amendment to the agreement to delay the first year of this minimum threshold from 1999 to 2002. If this threshold is not met (or if the Company does not pay David Platt the difference between the amount of actual royalties and $50,000), he may terminate the agreement and retain the patent rights. The Company may terminate the agreement on sixty days’ notice. The Company has made a royalty payment of $50,000 for 2003.

On December 18, 2002, the Company entered into a termination agreement with Elan, a current 5% stockholder, for the termination of Elan’s and the Company’s joint venture, SafeScience Newco. Pursuant to the termination agreement, the Company acquired the preferred shares of SafeScience Newco held by Elan in exchange for a royalty interest on certain future revenues and payments related to GCS-100. Under the termination agreement, such royalty payments, if any, are to be offset by certain development costs incurred by the Company. The Company regained all intellectual property, development and marketing rights to GCS-100. The Company now owns 100% of the outstanding stock of SafeScience Newco. The Company retained the right to use Elan’s proprietary drug delivery technology in the field of oncology for GCS-100.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company estimates that the aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K as well as review of the Company’s quarterly financial statements set forth in the Company’s Quarterly Reports on Form 10-Q equal approximately $102,500 and $101,500 for the years ended December 31, 2002 and 2003, respectively.

Audit-Related Fees

The Company did not pay any fees for audit-related services to its independent auditors in either 2003 or 2002.

Tax Fees

The aggregate fees for tax services in 2003 and 2002 rendered by Deloitte & Touche LLP equal approximately $18,520 and $10,875, respectively. These fees include work performed by the independent auditors primarily with respect to tax filings and tax planning.

All Other Fees

The aggregate fees for all other services for 2003 and 2002 rendered by Deloitte & Touche LLP equal approximately $99,150 and $159,300. These fees include work performed by the independent auditors primarily with respect to matters related to filings with the Securities and Exchange Commission during 2002 and 2003 other than annual and quarterly reports and matters related to the termination of the Company’s joint venture with EIS in 2002 and 2003.

The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company’s independent auditors during the Company’s most recent fiscal year are compatible with maintaining the independence of such auditors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1) The following financial statements of GlycoGenesys, Inc. are contained in Item 8 of Part II of this Form 10-K:

Report of Independent Auditors—Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

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

SafeScience Newco, Ltd.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated Development Stage	Total Stockholder’s Equity (deficit)
	Number of Shares	$1.00 Par Value	Number of Shares	$1.00 Par Value
Inception of the Company:
Issuance of preferred stock on July 10, 2001	6,000	$6,000	—	—	$7,494,000	—	$7,500,000
Issuance of common stock on July 10, 2001	—	—	6,000	$6,000	7,494,000	—	7,500,000
Capital contribution	—	—	—	—	1,830,962	—	1,830,962
Net Loss	—	—	—	—	—	(17,713,445)	(17,713,445)

Balance, December 31, 2001	6,000	$6,000	6,000	$6,000	$16,818,962	$(17,713,445)	$(882,483)

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

Exhibits:

3)	See (c) below.

(b)  Reports on Form 8-K.

1)	Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2003 reporting the issuance of a press release regarding the results of the Company’s Phase I dose escalation clinical trial for GCS-100 for cancer patients.

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

The following documents are incorporated herein by reference from the Registrant’s Form S-8 Registration Statement filed with the Commission on May 14, 1996, SEC file No. 333-04764:

10.5	Non-Qualifying Stock Option Plan.*

The following documents are incorporated herein by reference from the Registrant’s Form 10-K for the period ending December 31, 1997:

99.1	Office Lease

The following documents are incorporated by reference from the Registrant’s Form 8-K filed on April 7, 2000:

10.1	Securities Purchase Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investments Ltd., dated March 19, 2000.

10.4	Registration Rights Agreement by and among GlycoGenesys, Inc., Strong River Investments, Inc. and Montrose Investments Ltd. dated March 29, 2000.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending September 30, 2000:

10.23	1998 Stock Option Plan*

10.24	2000 Stock Incentive Plan*

The following document is incorporated herein by reference from the Registrant’s Form 8-K filed on January 3, 2001:

10.1	License Agreement by and among SafeScience, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following document is incorporated herein by reference from the Registrant’s Form 8-K filed on May 23, 2001:

10.1	Amendment No. 1 dated May 14, 2001 to the License Agreement by and among SafeScience, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following documents are incorporated herein by reference from the Registrant’s Form 8-K filed on June 29, 2001:

10.1	Securities Purchase Agreement dated June 22, 2001 between SafeScience, Inc. and Elan International Services, Ltd.

10.5	SafeScience Registration Rights Agreement dated as of June 29, 2001 between SafeScience, Inc. and Elan International Services, Ltd.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending September 30, 2001:

4.1	Certificate of Amendment to the Articles of Incorporation of the Company filed on October 31, 2001.

10.1	Amendment No. 2 dated November 7, 2001 to the License Agreement by and among GlycoGenesys, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated January 26, 2001.

The following documents are incorporated herein by reference from the Registrant’s 10-Q for the quarter ending June 30, 2002:

3.1	Certificate of Amendment to the Articles of Incorporation of the Company filed on June 18, 2002.

10.1	Consulting Agreement between the Company and Beardsworth Consulting Group, Inc. dated as of April 16, 2002.

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ending September 30, 2002:

10.1	Employment Agreement between Bradley J. Carver and the Company dated as of September 12, 2002 and effective as of June 30, 2002.*

10.2	Employment Agreement between John W. Burns and the Company dated as of September 12, 2002.*

10.3	Employment Letter between William O. Fabbri and the Company, dated July 1, 2002, as amended.*

The following documents are incorporated herein by reference from the Registrant’s Form 8-K filed on December 18, 2002:

4.1	Amended and Restated Certificate of Designations, Preferences and Rights of Series A, Series B and Series C Preferred Stock of GlycoGenesys, Inc.

The following documents are incorporated herein by reference from the Registrant’s Form 10-K for the year ending December 31, 2002:

10.1	Termination Agreement dated December 18, 2002, by and among GlycoGenesys, Inc., Elan International Services, Ltd., Elan Corporation plc, and SafeScience Newco, Ltd.

10.2	Development Supply Agreement dated December 17, 2002 between GlycoGenesys, Inc. and Hollister-Stier Laboratories, LLC

The following document is incorporated herein by reference from the Registrant’s Form 8-K filed on September 18, 2003:

10.1	Amendment No. 3 to License Agreement of January 26, 2001 by and between GlycoGenesys, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute dated as of September 12, 2003.

The following document is incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2003:

10.1	Development and Supply Agreement by and among Sigma-Aldrich Fine Chemicals and GlycoGenesys, Inc. dated August 20, 2003.

The following documents are exhibits hereto:

10.1	Lease dated December 12, 2003, between GlycoGenesys, Inc. and One Kendall Square Associates, LLC.

14.1	GlycoGenesys, Inc. Code of Business Ethics and Conduct

21	List of subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 30th day of March, 2004.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY J. CARVER Bradley J. Carver	CEO, President, Treasurer and Chairman of the Board of Directors	March 30, 2004

/s/ JOHN W. BURNS John W. Burns	SVP, CFO, Secretary and a member of the Board of Directors	March 30, 2004

/s/ PATRICK J. JOYCE Patrick J. Joyce	Principal Accounting Officer	March 30, 2004

/s/ DAVID W. DUBE David W. Dube	Director	March 30, 2004

/s/ THEODORE J. HOST Theodore J. Host	Director	March 30, 2004

/s/ MICHAEL E. HANSON Michael E. Hanson	Director	March 30, 2004