Form 10-Q
period 2004-03-31
GLYCOGENESYS  INC
filed 2004-05-17
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at May 14, 2004 was 50,754,577 shares.

GLYCOGENESYS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$5,078,535	$3,193,575
Prepaid expenses and other current assets	253,267	301,657

Total current assets	5,331,802	3,495,232

Property and equipment, at cost:
Computer, office and laboratory equipment	796,573	683,975
Furniture and fixtures	294,291	294,291
Motor vehicles	—	25,026

	1,090,864	1,003,292
Less accumulated depreciation	(698,220)	(693,569)

	392,644	309,723

Other assets:
Restricted cash	148,128	148,128
Other	11,670	11,670

Total other assets	159,798	159,798

Total assets	$5,884,244	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	March 31, 2004	December 31, 2003
Current liabilities:
Accounts payable	$962,790	$813,032
Accrued liabilities	616,856	493,717
Net liabilities of discontinued operations	35,469	57,698

Total current liabilities	1,615,115	1,364,447

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, liquidation value $21,585,867 and $21,472,096 as of March 31, 2004 and December 31, 2003, respectively	108	108
Common stock, $0.01 par value
Authorized—200,000,000 shares at March 31, 2004 and December 31, 2003
Issued and outstanding—49,637,497 and 46,032,096 shares at March 31, 2004 and December 31, 2003, respectively	496,375	460,321
Additional paid-in capital	93,533,830	89,254,349
Deferred compensation	(10,269)	(14,513)
Note receivable from former officer	(2,675,000)	(2,675,000)
Accumulated deficit	(87,075,915)	(84,424,959)

Total stockholders’ equity	4,269,129	2,600,306

Total liabilities and stockholders’ equity	$5,884,244	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating expenses:
Research and development	$1,379,476	$841,427
General and administrative	1,281,851	976,842

Total operating expenses	2,661,327	1,818,269

Operating loss	(2,661,327)	(1,818,269)

Other income:
Interest income	7,476	9,317
Other income	2,895	1,338

Total other income	10,371	10,655

Net loss	(2,650,956)	(1,807,614)
Accretion of preferred stock dividends	(113,771)	(102,289)

Net loss applicable to common stock	$(2,764,727)	$(1,909,903)

Basic and diluted net loss per common stock	$(0.06)	$(0.05)

Weighted average number of common shares outstanding	49,637,314	37,273,457

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,650,956)	$(1,807,614)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Amortization of stock options	4,244	—
Depreciation and amortization	29,677	36,516
Changes in assets and liabilities:
Prepaid expenses and other current assets	48,390	14,370
Accounts payable	149,758	124,434
Accrued liabilities	123,139	10,313
Net liabilities of discontinued operations	(22,229)	(22,229)

Net cash used in operating and discontinued activities	(2,317,977)	(1,644,210)

Cash flows from investing activities:
Purchase of property and equipment	(112,598)	(125,710)
Other	—	175

Net cash used in investing activities	(112,598)	(125,535)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	4,309,195	—
Proceeds from exercise of warrants and stock options	6,340	165

Net cash provided by financing activities	4,315,535	165

Net increase (decrease) in cash and cash equivalents	1,884,960	(1,769,580)
Cash and cash equivalents, beginning balance	3,193,575	6,299,006

Cash and cash equivalents, ending balance	$5,078,535	$4,529,426

Supplemental disclosure of non-cash financing activities:
Dividends accreted on Series B preferred stock	$113,771	$102,289

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of GlycoGenesys, Inc. (together with its subsidiaries, the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-K.

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

As of March 31, 2004, the Company had an accumulated deficit of $87,075,915. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $3,716,687 at March 31, 2004. The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements into the third quarter of 2004. The Company intends to raise additional capital through equity financings to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through March 31, 2004, the Company has been successful in raising $71.7 million from the sales of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of May 14, 2004, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

In its Annual Report on Form 10-K for the year ended December 31, 2003, the Company reported that there is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, dependence on collaborative partners, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(3)	Net Loss Per Common Stock

The Company applies Statement of Financial Accounting Standards Statement (“SFAS”) No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three month period ended March 31, 2004 and 2003 excluded the potential common shares from convertible preferred stock, warrants and stock options because to do so would be anti-dilutive. At March 31, 2004 and 2003, there were 14,925,616 and 11,205,524 warrants outstanding, respectively, and 1,818,900 and 1,711,115 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 11,171,970 and 10,916,033 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also appropriately omitted.

(4)	Equity

(a) Issuance of Common Stock

In the three months ended March 31, 2004, the Company issued (i) 3,450,000 shares of common stock in connection with a private placement for gross consideration of $4,312,500, (ii) 154,301 shares of common stock in connection with the exercise of warrants for consideration of $6,043 and (iii) 1,100 shares of common stock in connection with an option exercised for $297.

(b) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of March 31, 2004 and December 31, 2003 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of March 31, 2004 and December 31, 2003 (liquidation value $6,632,827 and $6,519,056, respectively).

•	Series C convertible, preferred stock, 1,117 authorized; 1,116.79 shares issued and outstanding as of March 31, 2004 and December 31, 2003.

The Company has authorized 200,000,000 shares of common stock, $0.01 par value. At March 31, 2004 and December 31, 2003, there were 49,637,497 and 46,032,096 shares issued and outstanding.

During the three months ended March 31, 2004 and 2003, the Company granted options to purchase 294,400 and 304,000 shares of common stock, respectively, at a weighted average exercise price of $1.35 and $0.27, respectively, per share to employees and consultants. Options to purchase 1,100 shares of common stock were exercised during the three months ended March 31, 2004 at a weighted average price of $0.27 per share to employees. No options were exercised during the three months ended March 31, 2003.

During the three months ended March 31, 2004, the Company issued warrants to purchase 2,682,500 shares of common stock at a weighted average exercise price of $1.80. During the three months ended March 31, 2003 no warrants to purchase common stock were issued. During the three months ended March 31, 2004 and 2003 warrants to purchase 154,301 and 16,500 shares were exercised at a weighted average price of $0.04 and $0.01 per share, respectively.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the three months ended March 31, 2004 amounted to $4,244. No such expense was charged to operations during the three months ended March 31, 2003.

(c) Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 5 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stock, as reported	$2,764,727	$1,909,903
Total stock-based employee compensation expense determined under fair value based method for all awards	188,096	135,909

Pro forma net loss applicable to common stock	$2,952,823	$2,045,812

Basic and diluted net loss per common stock, as reported	$0.06	$0.05

Pro forma basic and diluted net loss per common stock	$0.06	$0.05

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended March 31, 2004 and 2003, respectively: (1) risk-free interest rates of 4.1% and 3.8%, respectively; (2) dividend yields of 0.0% and 0.0%, respectively; (3) expected lives of 10 and 10 years, respectively; and (4) volatility of 84% and 156%, respectively. The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $1.35 and $0.27, respectively. Results may vary depending on the assumptions applied within the model.

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

(5)	Legal Proceedings

Platt License—On January 13, 2004, the Company notified David Platt of its intention to seek arbitration regarding his alleged breaches of the Company’s license agreement with him dated January 7, 1994, as amended (the “License Agreement”). In particular, the Company sought to enforce its rights under the License Agreement to control the prosecution of the patent applications subject to the License Agreement. On February 18, 2004, the Company received a letter from David Platt alleging breaches of its obligations under the License Agreement, specifically failure to: (i) take necessary steps to perfect U.S. Patent Application Serial No. 08/024,487 (the “‘487 Application”), (ii) use its best efforts to commercialize the ‘487 Application and (iii) provide royalty reports. The letter further notified the Company of his intention to terminate the License Agreement if such alleged breaches are not cured within 60 days from the date of the letter.

On February 23, 2004, the Company provided the royalty reports requested by the February 18th letter, which showed no royalties due for any of the periods covered. The Company believes the other breaches alleged by David Platt are wholly without merit.

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

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

On April 26, 2004, the arbitrator in this matter ordered an expedited schedule for the arbitration in order to make a final ruling rather than issuing injunctive relief requested by the Company requiring David Platt to return control of the licensed applications to the Company on an interim basis.

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

On February 23 2004, the Company filed its answer and counterclaimed against David Platt for breach of his severance agreement, against Pro-Pharmaceuticals, Inc. for tortious interference with the severance agreement, and against Platt and Pro-Pharmaceuticals, Inc. for misappropriation of proprietary rights and for unfair and deceptive acts. The Company seeks monetary damages and injunctive relief to prevent David Platt and Pro-Pharmaceuticals from engaging in certain competitive activities relating to the use of polysaccharides to treat cancer and further seeks the assignment by David Platt and Pro-Pharmaceuticals of certain intellectual property, including Davanat®, to the Company. Under the counterclaim for unfair and deceptive acts, the Company is seeking treble damages as well as attorneys fees.

While the Company believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows, legal proceedings are subject to inherent uncertainty. An adverse resolution of one or more of the above proceedings could have a material impact on our financial position, results of operations or cash flows. Legal proceedings consume both cash and management attention.

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

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on carbohydrate compounds and related technologies. The Company’s lead drug candidate GCS-100®, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for pancreatic cancer the results of which were announced in October 2002 and completed a Phase II(a) clinical trial for colorectal cancer the results of which were announced in March 2001. We announced the results of a Phase I dose escalation trial in October 2003, dosing in patients at levels up to 80 mg/m2. In April 2004, the Company initiated a Phase I dose escalation trial dosing patients with the new low ethanol formulation of GCS-100.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100 and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In March 2004, we opened a laboratory in Cambridge, Massachusetts. In addition, the Company plans to sell or dispose of its two agriculutral products (Elexa, a registered trademark of the Company and Bb447). We have entered into an agreement with a third party to purchase the Elexa product line on certain agreed terms, subject to customary conditions. We do not expect to receive material upfront payments for the sale of our agricultural products.

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

GlycoGenesys develops human therapeutics, primarily GCS-100, which it exclusively licenses from Dr. David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute. Historically, SafeScience Products, Inc. developed agriculture products and developed, marketed, and distributed chemically-safe consumer and commercial products.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in preparing our interim consolidated financial statements for the three months ended March 31, 2004 are the same as those described in our Annual Report on Form 10-K.

The Company’s critical accounting policies are those that are important to the portrayal of the Company’s financial condition and operating results and require management’s most difficult subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that its most critical accounting policy relates to the accounting for its accrued liabilities, specifically clinical research organization costs. While the Company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual results may differ from those estimates.

Accrued liabilities, specifically clinical research organization costs—The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reported period. Specifically, management must make estimates of costs incurred to date but not yet invoiced in relation to external clinical research organization, or CRO, costs. Management analyzes the progress of clinical trials, invoices received and budgeted costs when evaluating the adequacy of the accrued liability. Significant management judgments and estimates must be made and used in connection with the accrued balance in any accounting period. Material differences may result in the amount and timing of the accrued balance for any period if management made different judgments or utilized different estimates.

Results of Operations: Three months ended March 31, 2004 versus March 31, 2003

We had a net loss before preferred stock dividends of $2,650,956 for the three months ended March 31, 2004 versus $1,807,614 for the three months ended March 31, 2003.

Research and Development Expenses—Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we have developed nontoxic agricultural products. Both areas are in the research and development phase and explanations of the changes in both areas from quarter-to-quarter are described in this section.

Our research and development expenses for the three months ended March 31, 2004 and 2003 were reported in the following financial statement captions:

	Three Months Ended March 31,
	2004	2003
GCS-100—R&D	1,363,910	771,984

Other Products—R&D	15,566	69,443

Total Research & Development expenses	$1,379,476	$841,427

Total research and development expenses of $1,379,476 for the three months ended March 31, 2004 increased $538,049, or 64%, from $841,427 of expenses for the three months ended March 31, 2003.

Total GCS-100 development expenses of $1,363,910 for the three months ended March 31, 2004 represents an increase of $591,926 or 77%, from the $771,984 of expenses for the three months ended March 31, 2003. This increase is primarily due to increased (i) production expenses of $492,000 for GCS-100, (ii) $128,000 of consulting expenses, (iii) laboratory expenses of $69,000 and (iv) $27,000 in increased licensing fees. These increases were partially offset by decreases of (i) $113,000 in clinical research organization expenses, (ii) pre-clinical expenses of $33,000 and (iii) analytical method expenses of $14,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased $53,887, or 78%, to $15,566 for the three months ended March 31, 2004 from $69,443 for the three months ended March 31, 2003. The decrease reflects the Company’s de-emphasis of its agricultural products.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed internally or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $100,000-$250,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses increased to $1,281,851 for the three months ended March 31, 2004 from $976,842 for the three months ended March 31, 2003, an increase of $305,009, or 31%. This increase is primarily attributable to increased (i) professional fees of $165,000 due to legal fees associated with litigation, (ii) consulting expenses of $100,000, (iii) insurance costs of $20,000, and (iv) rent expenses of $10,000.

Interest income decreased to $7,476 for the three months ended March 31, 2004 from $9,317 for the three months ended March 31, 2003, a decrease of $1,841, or 20%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Liquidity and Capital Resources

For the three months ended March 31, 2004, our operations utilized cash of $2,317,977 primarily to fund our operating loss, partially offset by an increase in accounts payable. We also invested $112,598 in purchases of property and equipment. We intend to raise additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of March 31, 2004, our accumulated deficit was $87,075,915 and as of May 14, 2004, our cash balances were $3,734,697.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the third quarter of 2004 consistent with prioritizing R&D expenditures. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of May 14, 2004, we have not obtained commitments from any existing or potential investors to provide additional financing. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce or curtail operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of March 31, 2004, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company’s overall consolidated financial results. There can be no assurance that the Company’s exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2004, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $87.1 million of losses since our inception, including approximately $7.6 million for the year ended December 31, 2003 and $2.7 million in the first quarter of 2004. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	conduct clinical trials;

•	conduct research and development on existing and new product candidates;

•	make milestone and royalty payments;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	prosecute and maintain existing and future patent applications and patents;

•	hire additional clinical, scientific and management personnel;

•	add operational, financial and management information systems and personnel; and

•	identify and potentially in-license additional compounds or product candidates.

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

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS.

Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 have been prepared on the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated March 26, 2004 that includes an explanatory paragraph stating that our recurring losses from operations, accumulated deficit of $84.4 million as of December 31, 2003, and our expectation that we will incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials, among other things, raise substantial doubt about our ability to continue as a going concern.

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

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that GCS-100 or another product candidate may cause, alone or in combination with another therapy, harmful side effects;

•	we may discover that GCS-100 or another product candidate, alone or in combination with another therapy, does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we, the FDA or an institutional review board may suspend the clinical trials of GCS-100 or another product candidate;

•	patient recruitment may be slower than expected;

•	patients may drop out of our clinical trials; and

•	we may be unable to timely produce sufficient supplies of GCS-100 or another product candidate for clinical trials.

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

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A NEW DEVELOPMENT PARTNER.

On December 18, 2002, we and Elan International Services, Ltd. (“EIS”) mutually terminated our joint venture and we acquired all of the outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS for the development of GCS-100. We must either fund the development of GCS-100 ourselves or with a new development partner. If we are unable to find a development partner, our ability to develop and commercialize GCS-100, and our prospects as a whole, could be materially harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 13 issued U.S. patents having expiration dates ranging from 2013 to 2022. Five of these 13 issued patents relate to GCS-100. We own or exclusively license seven foreign patents having expiration dates ranging from 2015 to 2017. Three of these seven foreign patents relate to GCS-100. We own or exclusively license 12 pending U.S. patent applications, of which 11 relate to GCS-100 and 51 pending foreign patent applications, of which 38 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

The patents we exclusively license from Wayne State University and the Barbara Ann Karmanos Cancer Institute and the patent applications we exclusively license from David Platt could become subject to a proceeding at the U.S. Patent and Trademark Office to determine priority between them.

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

In February 2004, we received a letter from David Platt alleging breach of our license with him and providing 60 days to cure such alleged breaches. This matter is currently in arbitration. We believe the breaches alleged by David Platt are without merit or have been cured; however, if David Platt were to succeed in terminating this agreement, we would be materially adversely affected. See “Legal Proceedings-Platt License” for more information.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

In addition, we utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier Laboratories LLC and Sigma-Aldrich, Inc. to manufacture GCS-100, Incell Corporation, LLC, Pharm-Eco and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Glenmere Clinical Research to perform pre-clinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as the University of Arizona, St. Bartholomew’s and the Royal London School of Medicine, Northeastern University, and the Dana Farber Cancer Institute.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our timeframes and development needs and could devote resources to other customers. In addition, certain of these third parties may have to comply with FDA regulations or other regulatory requirements in the conduct of this research and development work, which they may fail to do.

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

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. Because our manufacturing process is still in a development stage, any changes made to a final commercial manufacturing process may present technical problems to an independent manufacturer. Third-party manufacturers may not comply with FDA regulations, or other regulatory requirements relating to the manufacturing of GCS-100, including compliance with good manufacturing practice, or GMP. We do not have control over, other than through contract, third-party manufacturers’ compliance with these regulations and standards. If our manufacturers are unable or unwilling to continue manufacturing GCS-100 in required volumes, we will have to identify acceptable alternative manufacturers. If we need to change manufacturers, the FDA and corresponding foreign regulatory agencies must have approved these manufacturers. The use of a new manufacturer may cause significant expense and interruptions in supply if the new manufacturer has difficulty manufacturing GCS-100 to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of GCS-100.

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

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 7 drugs in Phase I, 15 drugs in Phase II, 6 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition. Aphton’s G17DT is currently being evaluated in combination with Gemzar in a double blinded Phase III clinical trial.

We believe, based on industry studies, there are, including GCS-100, approximately 12 drugs in Phase I, 24 drugs in Phase II, and 10 drugs in Phase III or in pre-registration for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Genenetech’s Avastin, Roche Pharmaceuticals’ capecitabine (Xeloda), fluorouracil (Adrucil or 5-FU), leucovorin in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU, Pharmacia’s irinotecan (Camptosar) and Imclone’s Erbitux.

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

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive premarket approval by the FDA prior to any commercial sale of GCS-100 or any other drug candidate. Before receiving such approval we must provide pre-clinical data and proof in human clinical trials of the safety and efficacy of GCS-100 or any other drug candidates, which trials can take several years. In addition, we must show that we can produce GCS-100 or any other drug candidates consistently at quality levels sufficient for administration in humans. Premarket approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials or pre-clinical data are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with GCS-100 or any other drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application.

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

As of May 14, 2004, there were outstanding options to purchase 1,803,900 shares of common stock, at a weighted average exercise price of $1.99 per share and warrants to purchase 13,205,326 shares of common stock at a weighted average exercise price of $2.11 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock and is convertible into 1,000 shares of our common stock, subject to anti-dilution adjustments, except 1,209.07 shares of Series A preferred stock which are convertible after December 18, 2004. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of March 31, 2004 on the Series B preferred stock but no future dividends, a total of 10,884,763 shares of common stock. This amount of shares represents 21.4% of our common stock outstanding as of May 14, 2004. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until February 4, 2004, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions.

On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. If we comply with initial listing criteria (other than the minimum bid price requirement) for the Nasdaq SmallCap Market at the end of the initial 180-day grace period, we will receive an additional 180-day period in which to achieve compliance with the minimum bid price requirement.

Our stockholders’ equity was approximately $4.3 million as of March 31, 2004. Our market capitalization was $50.1 million on March 31, 2004 and was $28.9 million on May 14, 2004.

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

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 5.3% collectively of our common stock outstanding as of May 14, 2004. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 7.5% of our common stock outstanding as of May 14, 2004, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 24.6% of the common stock outstanding as of May 14, 2004, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of May 14, 2004, approximately 10,567,819 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our nine effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending April 30, 2004, our common stock has traded at prices ranging from $0.35 to $2.10 per share. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Platt Litigation

The Company and certain of its directors are engaged in a lawsuit with David Platt, its former CEO and Chairman, which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003. Since the date of that report, there have been no material changes in the status of the suit.

Platt License

The Company is engaged in a dispute with David Platt regarding a license agreement between the Company and Platt which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003. This matter is currently in arbitration. On April 26, 2004, the arbitrator in this matter ordered an expedited schedule for the arbitration in order to make a final ruling rather than issuing injunctive relief requested by the Company requiring David Platt to return control of the licensed patent applications to the Company on an interim basis.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)	Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended March 31, 2004.

1.	On January 7, 2004, the Company issued 154,301 shares of Common Stock upon the exercise of warrants by two accredited investors for a total of $6,043.

2.	On January 8, 2004, the Company issued a total 3,450,000 shares of Common Stock and warrants to purchase 2,682,500 shares of Common Stock at a weighted average exercise price of $1.80 per share to nine accredited investors.

These securities were sold in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS AND REPORT ON FORM 8-K.

(a)	Exhibits

3.1	Amended and Restated By-Laws of GlycoGenesys, Inc.
10.1	Master Services Agreement dated March 18, 2004, between Glenmere Clinical Research, Inc. and GlycoGenesys, Inc. (portions of this Exhibit are omitted and are being filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K.

1.	Current Report on Form 8-K filed with the Securities and Exchange Commission on January 8, 2004 reporting the issuance of a press release regarding the private placement of the Company’s securities.

2.	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2004 reporting the issuance of a press release regarding the receipt of a lawsuit by its former CEO.

3.	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2004 reporting the Company received a letter dated February 18, 2004 alleging the Company breached its license agreement with David Platt.

4.	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2004 reporting the issuance of a press release regarding the filing of counterclaims against David Platt and Pro-Pharmaceuticals, Inc. in connection with the lawsuit commenced by David Platt.

5.	Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2004 reporting the issuance of a press release providing an update on its global patent strategy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of May 2004.

GLYCOGENESYS, INC. (the “Registrant”)

/s/ Bradley J Carver

Bradley J Carver, Chief Executive Officer President and Treasurer

/s/ John W. Burns

John W. Burns, Senior Vice President, Chief Financial Officer and Secretary

/s/ Patrick J. Joyce

Patrick J. Joyce, Principal Accounting Officer