Form 10-Q
period 2004-06-30
GLYCOGENESYS  INC
filed 2004-08-16
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at August 13, 2004 was 60,504,577shares.

GLYCOGENESYS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$2,468,264	$3,193,575
Prepaid expenses and other current assets	211,730	301,657

Total current assets	2,679,994	3,495,232

Property and equipment, at cost:
Computer, office and laboratory equipment	830,555	683,975
Furniture and fixtures	294,291	294,291
Motor vehicles	—	25,026

	1,124,846	1,003,292
Less accumulated depreciation	(729,596)	(693,569)

Property and equipment, net	395,250	309,723

Other assets:
Restricted cash	148,128	148,128
Other	11,670	11,670

Total other assets	159,798	159,798

Total assets	$3,235,042	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	June 30, 2004	December 31, 2003
Current liabilities:
Accounts payable	$1,081,801	$813,032
Accrued liabilities	474,091	493,717
Net liabilities of discontinued operations	13,241	57,698

Total current liabilities	1,569,133	1,364,447

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value (liquidation value $21,699,639 and $21,472,097 as of June 30, 2004 and December 31, 2003, respectively)	96	108
Common stock, $0.01 par value; Authorized – 200,000,000 shares; Issued and outstanding – 50,504,577 and 46,032,096 shares at June 30, 2004 and December 31, 2003, respectively	507,546	460,321
Additional paid-in capital	91,029,955	89,254,349
Note receivable from former officer	—	(2,675,000)
Deferred compensation	(15,724)	(14,513)
Treasury stock	(170,000)	—
Accumulated deficit	(89,685,964)	(84,424,959)

Total stockholders’ equity	1,665,909	2,600,306

Total liabilities and stockholders’ equity	$3,235,042	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	$1,217,217	$655,858	$2,596,692	$1,497,284
General and administrative	1,453,592	904,076	2,735,443	1,880,919

Total operating expenses	2,670,809	1,559,934	5,332,135	3,378,203

Operating loss	(2,670,809)	(1,559,934)	(5,332,135)	(3,378,203)

Other income:
Interest income	6,234	6,856	13,710	16,173
Other income	54,524	1,404	57,420	2,742

Total other income	60,758	8,260	71,130	18,915

Net loss	(2,610,051)	(1,551,674)	(5,261,005)	(3,359,288)
Accretion of preferred stock dividends	(113,771)	(103,426)	(227,542)	(205,715)

Net loss applicable to common stock	$(2,723,822)	$(1,655,100)	$(5,488,547)	$(3,565,003)

Basic and diluted net loss per common stock	$(0.05)	$(0.04)	$(0.11)	$(0.10)

Weighted average number of common shares outstanding	50,671,244	37,511,805	50,154,004	37,384,381

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,261,005)	$(3,359,288)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Amortization of value of options issued for compensation	11,071	—
Depreciation and amortization	61,053	74,237
Changes in assets and liabilities:
Prepaid expenses and other current assets	89,927	138,891
Accounts payable	268,769	38,248
Accrued liabilities	(19,627)	38,633
Net liabilities of discontinued operations	(44,457)	(44,457)

Net cash used in operating and discontinued activities	(4,894,269)	(3,113,736)

Cash flows from investing activities:
Purchase of property and equipment	(146,580)	(149,801)
Other	—	175

Net cash used in investing activities	(146,580)	(149,626)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	4,309,198	—
Proceeds from exercise of warrants and stock options	6,340	4,295

Net cash provided by financing activities	4,315,538	4,295

Net decrease in cash and cash equivalents	(725,311)	(3,259,067)
Cash and cash equivalents, beginning balance	3,193,575	6,299,006

Cash and cash equivalents, ending balance	$2,468,264	$3,039,939

Supplemental disclosure of non-cash financing activities:
Conversion Series C preferred stock to common stock	$1,463,000	—

Dividends accreted on Series B preferred stock	$227,542	$205,715

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

(2) Operations

As of June 30, 2004, the Company had an accumulated deficit of $89,685,964. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $1,110,861 at June 30, 2004. The Company believes that its existing funds and commitments will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2005, allowing the Company to continue its current Phase I dose escalation trial and to initiate its Phase I/II multiple myeloma trial as well as continue preparations for its planned filing to request Fast Track designation for GCS-100LE. The Company intends to raise additional capital through equity financings to support its current and planned clinical trials and continued operations. To the extent the Company is unable to raise sufficient funding for its clinical trial program, it will need to accelerate its efforts to repartnering with a large biotechnology or pharmaceutical company. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through June 30, 2004, the Company has been successful in raising $71.7 million from the sales of equity securities.

In July 2004, the Company completed a financing in which it raised $5.0 million in gross proceeds from the sale of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of August 13, 2004, the Company has not obtained commitments from existing or potential investors to provide additional financing. The Company will need to raise significant additional funding. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

During the quarter ended June 30, 2004, the Company sold its agricultural product line, Elexa® for consideration of $50,000 in cash with future royalty and licensing fees payable to the Company.

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

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(3) Net Loss Per Common Stock

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three month and six month periods ended June 30, 2004 and 2003 excluded the potential common shares from convertible preferred stock, warrants and stock options because their inclusion would be anti-dilutive. At June 30, 2004 and 2003, there were 13,205,326 and 10,792,457 warrants outstanding, respectively, and 1,849,500 and 1,711,115 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 10,122,104 and 11,105,046 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also omitted.

(4) Equity

(a) Issuance of Common Stock

In the three months and six months ended June 30, 2004, the Company issued 290 and 154,591 shares of common stock in connection with the exercise of warrants for consideration of $3 and $6,046, respectively.

In the three months ended June 30, 2004, the Company issued 1,116,790 shares of common stock upon conversion of 1,116.79 shares of the Company’s Series C Preferred Stock.

In the six months ended June 30, 2004, the Company issued (i) 3,450,000 shares of common stock in connection with a private placement for gross consideration of $4,312,500 and (ii) 1,100 shares of common stock in connection with an option exercised for $297.

(b) Note Receivable from Former Officer

On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 100,000 shares of common stock for a price of $0.01 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for 250,000 shares of common stock at an exercise price of $10.70 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note was $2,675,000, and accrued interest at a fixed rate of 4.92% per annum. Mr. Salter pledged the 250,000 shares of common stock as collateral. The loan was non-recourse and was secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, was due on June 15, 2004. The principal balance outstanding prior to June 15, 2004 was $2,675,000 and was reported as a reduction of stockholders’ equity in the Company’s consolidated balance sheet.

On June 15, 2004, all of Mr. Salter’s 250,000 shares were returned to the Company and the non-recourse note was cancelled. The Company has accounted for the note cancellation within stockholder’s equity (deficit) by reversing the note to additional paid-in capital.

(c) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of June 30, 2004 and December 31, 2003 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of June 30, 2004 and December 31, 2003 (liquidation value $6,746,598 and $6,519,056, respectively).

•	Series C convertible preferred stock, 1,117 authorized; 0 and 1,116.79 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company’s Board of Directors. No shares of common stock were issued as compensation for services rendered or for licensing fees during the six months ended June 30, 2004.

During the three months ended June 30, 2004 and 2003, the Company granted options to purchase 50,600 and 40,000 shares of common stock, respectively, at a weighted average exercise price of $0.76 and $0.40, respectively, per share to employees and others. Options to purchase 20,000 and 50,000 shares of common stock at a weighted average exercise price of $1.025 and $1.91 expired and were cancelled during the three months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2004 and 2003, the Company granted options to purchase 314,400 and 344,000 shares of common stock, respectively, at a weighted average exercise price of $1.32 and $0.29, respectively, per share to employees and others. Options to purchase 1,100 shares of common stock were exercised during the six months ended June 30, 2004. No options were exercised during the six months ended June 30, 2003. Options to purchase 20,000 and 50,000 shares of common stock at a weighted average exercise price of $1.03 and $1.91 expired and were cancelled during the six months ended June 30, 2004 and 2003.

During the three months ended June 30, 2004 and 2003, warrants to purchase 290 and 413,067 shares, respectively, were exercised at a price of $0.01 per share. No warrants were issued or expired during the three months ended June 30, 2004 and 2003.

During the six months ended June 30, 2004, the Company issued warrants to purchase 2,682,500 shares of common stock at a weighted average exercise price of $1.80 of which warrants to purchase 1,720,000 at an average exercise price of $1.29 expired on April 5, 2004. No warrants were issued during the six months ended June 30, 2003. Warrants to purchase 154,591 and 429,567 shares were exercised at a price of $0.04 and $0.01 per share during the period ended June 30, 2004 and 2003, respectively.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the six months ended June 30, 2004 and 2003 amounted to $11,071 and $0, respectively.

(d) Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stock, as reported	$(2,723,822)	$(1,655,100)	$(5,488,547)	$(3,565,003)
Add: stock-based compensation expense reported in net loss applicable to common stock	6,827	—	11,071	—
Less: stock-based employee compensation expense determined under fair value based method for all awards	(113,568)	(146,078)	(315,661)	(281,987)

Pro forma net loss applicable to common stock	$(2,830,563)	$(1,801,178)	$(5,793,1378)	$(3,846,990)

Basic and diluted net loss per common stock, as reported	$(0.05)	$(0.04)	$(0.11)	$(0.10)

Pro forma basic and diluted net loss per common stock	$(0.06)	$(0.05)	$(0.11)	$(0.10)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended June 30, 2004 and 2003, respectively: (1) risk-free interest rates of 5.1% and 3.6%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 101.5% and 135.3%, respectively. The weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 was $0.93 and $0.40, respectively. The following assumptions were used for options granted during the six months ended June 30, 2004 and 2003, respectively: (1) risk-free interest rates of 4.8% and 3.8%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 92.8% and 145.8%, respectively. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 was $1.33 and $0.29, respectively. Results may vary depending on the assumptions applied within the model.

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

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

On March 15, 2004, the Company filed for a court order requiring Platt to return control of the licensed applications, pursuant to the License Agreement, to the Company to permit the Company to respond to office actions issued by the U.S. Patent and Trademark Office. Platt responded with a counterclaim to terminate the License Agreement. On March 29, 2004, a court order was issued requiring Platt, until such time as an arbitrator was appointed, to advise the Company in writing of any significant action he planned to take with respect to the licensed applications, and give the Company 48 hours to respond in writing to his intended actions. In the event that the Company opposed the proposed action, it had the right to seek review of the action by the court prior to any action by Platt. Similarly, the court granted the Company the right to recommend to Platt that he take certain actions and he was required to respond to the Company’s requests within 48 hours. In the event he refused to take the proposed action, the Company had the right to seek review by the court.

On April 26, 2004, the arbitrator in this matter ordered an expedited schedule for the arbitration in order to make a final ruling rather than issuing injunctive relief requested by the Company requiring David Platt to return control of the licensed applications to the Company on an interim basis.

Discovery is proceeding in this matter and the hearing in which the arbitrator will make a final ruling is currently scheduled to begin in late August 2004.

Platt Litigation—On January 29, 2004, David Platt commenced suit against the Company and certain current and former directors of the Company in the Massachusetts Superior Court, Suffolk County. In his Complaint, Platt seeks damages for alleged breach of his severance agreement with the Company, including the failure to pay approximately $180,000 in severance benefits and alleged breaches in connection with maintenance by the Company of certain restrictions on Platt’s sale of stock. The Complaint further asserts claims against certain current and former directors of the Company for alleged breaches of fiduciary duty in failing to assist in the removal of restrictive legends on David Platt’s shares. Platt also purports to state claims for double or treble damages, as well as attorney fees, under General Laws Chapter 93A, Section 11, the Massachusetts Unfair Trade Practice Act. The case has been assigned under case number 04-0398 and will be heard in the Business Litigation Session of the Suffolk County Superior Court. The Company believes these claims are without merit.

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

On June 21, 2004, the Company added a supplemental counterclaim against David Platt and Pro-Pharmaceuticals for injurious falsehood, unfair competition and unfair and deceptive acts relating to statements made by Pro-Pharmaceutical regarding certain patent applications the Company discontinued prosecuting and contractually returned to David Platt. The Company seeks injunctive relief and monetary damages.

Discovery is proceeding in this matter. A trial is not expected until mid-2005 at the earliest.

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

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(6) Subsequent Event

Financing

In July 2004, the Company completed a private placement of securities to institutions and accredited investors in which the Company issued a total of 10,000,000 shares of common stock and warrants to purchase 8,000,000 shares of common stock at an exercise price of $1.00 per share for gross consideration of $5,000,000. The warrants are exercisable for a period of five years, commencing six months from their date of issuance.

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

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on carbohydrate compounds and related technologies. The Company’s lead drug candidate GCS-100®, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for pancreatic cancer the results of which were announced in October 2002 and completed a Phase II(a) clinical trial for colorectal cancer the results of which were announced in March 2001. We announced the results of a Phase I dose escalation trial in October 2003, dosing in patients at levels up to 80 mg/m2. In April 2004, the Company initiated a Phase I dose escalation trial dosing patients with GCS-100LE, a low ethanol formulation of GCS-100.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100, and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In March 2004, we opened a laboratory in Cambridge, Massachusetts. In addition, the Company sold its Elexa® agricultural product line in June 2004 and plans to divest its Bb447 product line. The Company does not expect material upfront payments in connection with the divesture of Bb447.

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

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in preparing our interim consolidated financial statements for the six months ended June 30, 2004 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations: Three Months Ended June 30, 2004 versus June 30, 2003

We had a net loss of $2,610,051 for the three months ended June 30, 2004 versus $1,551,674 for the three months ended June 30, 2003.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus, which is in the research and development phase. To a lesser extent, we have developed nontoxic agricultural products. We sold our Elexa agricultural product line in June 2004 and plan to divest our Bb447 product line. Explanations of the changes in both areas from quarter-to-quarter are described in this section.

Our research and development expenses for the three months ended June 30, 2004 and 2003 were reported in the following financial statement captions:

	Three Months Ended June 30,
	2004	2003
GCS-100 - R&D	$1,190,244	$599,912

Other Products – R&D	26,973	55,946

Total Research & Development expenses	$1,217,217	$655,858

Total research and development expenses of $1,217,217 for the three months ended June 30, 2004 increased $561,359, or 86%, from $655,858 of expenses for the three months ended June 30, 2003.

Total GCS-100 development expenses of $1,190,244 for the three months ended June 30, 2004 increased $590,332, or 98%, from $599,912 of expenses for the three months ended June 30, 2003. This increase is primarily due to increases in expenses of approximately (i) $361,000 in GCS-100 production costs, (ii) $83,000 in staffing-related costs, (iii) $76,000 in consulting fees, (iv) $41,000 for laboratory costs, and (v) $30,000 for royalties. These reductions were partially offset by decreases in clinical research organization expenses of $15,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $29,000, or 52%, to approximately $27,000 for the three months ended June 30, 2004 from approximately $56,000 for the three months ended June 30, 2003. The decrease reflects decreased payroll and licensing expenses, partially offset by increased consulting fees. We sold our Elexa product line in June 2004 and plan to divest our Bb447 product line.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $100,000-$300,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses increased to $1,453,592 for the three months ended June 30, 2004 from $904,076 for the three months ended June 30, 2003, an increase of $549,516, or 61%. This increase is primarily attributable to increases of approximately (i) $212,000 in legal fees, (ii) $133,000 in payroll-related expenses, (iii) $113,000 in investor relation expenses, (iv) $45,000 in consulting expenses and (v) $31,000 in travel expenses.

Interest income decreased to $6,234 for the three months ended June 30, 2004 from $6,856 for the three months ended June 30, 2003, a decrease of $622, or 9%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Results of Operations: Six Months Ended June 30, 2004 versus June 30, 2003

We had a net loss of $5,261,005 for the six months ended June 30, 2004 versus $3,359,288 for the six months ended June 30, 2003.

Research and Development Expenses —

Our research and development expenses for the six months ended June 30, 2004 and 2003 were reported in the following financial statement captions:

	Six Months Ended June 30,
	2004	2003
GCS-100 – R&D	$2,554,152	$1,371,895
Other Products – R&D	42,540	125,389

Total Research & Development expenses	$2,596,692	$1,497,284

Total research and development expenses of $2,596,692 for the six months ended June 30, 2004 increased $1,099,408, or 73%, from $1,497,284 of expenses for the six months ended June 30, 2003.

Total GCS-100 development expenses of $2,554,152 for the six months ended June 30, 2004 increased $1,182,257, or 86%, from $1,371,895 of expenses for the six months ended June 30, 2003. This increase is primarily due to increases in expenses of approximately (i) $595,000 in GCS-100 production and development costs, (ii) $283,000 for payroll related costs, (iii) $203,000 for consulting, (iv) $111,000 for laboratory costs, (v) $60,000 in license fees paid to Wayne State University and the Barbara Ann Karmanos Cancer Institute and(vi) $21,000 for pre-clincal studies. These reductions were partially offset by a decrease in contract research organization costs of $128,000.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $83,000, or 66%, to approximately $43,000 for the six months ended June 30, 2004 from approximately $125,000 for the six months ended June 30, 2003. The decrease reflects reduced payroll, licensing and consulting expense. We sold our Elexa product line in June 2004 and plan to divest our Bb447 product line.

General and administrative expenses increased to $2,735,443 for the six months ended June 30, 2004 from $1,880,919 for the six months ended June 30, 2003, an increase of $854,524, or 45%. This increase is primarily attributable to increases of approximately (i) $426,000 in legal fees, (ii) $158,000 in consulting expenses, (iii) $130,000 in payroll-related costs, (iv) $38,000 in travel expenses, (v) $38,000 in investor relations expenses, (vi) $28,000 in insurance costs and (vii) $12,000 in office expenses, partially offset by a decrease in depreciation of $20,000.

Interest income decreased to $13,710 for the six months ended June 30, 2004 from $16,173 for the six months ended June 30, 2003, a decrease of $2,463, or 15%. This decrease is attributable to a reduction in cash available for investment and lower rates of return on those investments.

Liquidity and Capital Resources

For the six months ended June 30, 2004, our operations utilized cash of $4,894,269 primarily to fund our operating loss, partially offset by an increase in accounts payable. We also invested $146,580 in purchases of property and equipment. We intend to raise additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of June 30, 2004, our accumulated deficit was $89,685,964 and as of August 13, 2004, our cash balances were $5,771,306. In July 2004 we raised approximately $5,000,000 in gross proceeds from the sale of common stock and warrants to purchase common stock.

We believe that our existing funds and commitments will be sufficient to fund our operating expenses and capital into the first quarter of 2005, allowing us to continue our current Phase I dose escalation monotherapy trial and to initiate our Phase I/II multiple myeloma trial as well as continue preparations for our planned filing to request Fast Track designation for GCS-100LE. We intend to raise additional capital through equity financings to support our planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for clinical trials, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of August 13, 2004, we have not obtained commitments from existing or potential investors to provide additional financing. We will need to raise significant additional funding. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce, curtail or cease operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of June 30, 2004, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2004, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $89.7 million of losses since our inception, including approximately $7.6 million for the year ended December 31, 2003 and $5.3 million in the first six months of 2004. Extensive losses can be expected to continue for the foreseeable future.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2005 allowing us to continue the current Phase I dose escalation solid tumor monotherapy trial and began a Phase I/II trial in multiple myeloma, with GCS-100LE, a low ethanol formulation of GCS-100. We intend to raise additional capital through the sale of equity securities to support our additional planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for additional clinical trials in the capital markets, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company and/or curtail our development efforts.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 10 issued U.S. patents having expiration dates ranging from 2013 to 2022. Five of these 10 issued patents relate to GCS-100. We own or exclusively license six foreign patents having expiration dates ranging from 2015 to 2017. Three of these six foreign patents relate to GCS-100. We own or exclusively license 11 pending U.S. patent applications, of which 10 relate to GCS-100 and 47 pending foreign patent applications, of which 38 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

In addition, we utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier Laboratories LLC and Sigma-Aldrich, Inc. to manufacture GCS-100, Incell Corporation, LLC, and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Glenmere Clinical Research and Medidata Solutions, Inc. in connection with pre-clinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as the University of Arizona, St. Bartholomew’s and the Royal London School of Medicine, Northeastern University, and the Dana Farber Cancer Institute.

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

A biotechnology company such as ours must keep pace with rapid technological change and faces intense competition. We compete with biotechnology and pharmaceutical companies for funding, access to new technology, research personnel and in product research and development. Many of these companies have greater financial resources and more experience than we do in developing drugs, obtaining regulatory approvals, manufacturing and marketing. We also face competition from academic and research institutions and government agencies pursuing alternatives to our products and technologies. We expect that GCS-100 and other product candidates will face intense competition from existing or future drugs. In addition, our product candidates may face increasing competition from generic formulations or existing drugs whose active components are no longer covered by patents. These generic formulations or drugs would present lower-priced competition.

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

We plan to initiate a Phase I/II trial in multiple myeloma late in 2004. We believe, based on industry studies, there are, including GCS-100, approximately five drugs in Phase I, nine in Phase II and five in Phase III or in pre-registration for the treatment of multiple myeloma. In addition, GCS-100, if it receives FDA approval for treatment of multiple myeloma, will face competition from existing drugs approved or used to treat multiple myeloma. These drugs include: vincristine, dexamethasone, predisone, doxorubicin (Adriamycin), melphalan, etoposide, cytarabine, cisplatin, carmustine, cyclophosphamide and Millenium’s Velcade. The majority of the drugs are used in combination therapy in a variety of regiments.

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

Our ability to successfully sell or license any pharmaceutical product will depend in part on the extent to which government health administration authorities, private health insurers and other organizations will reimburse patients or providers for the costs of our future pharmaceutical products and related treatments. In the United States, government and other third-party payers have sought to contain healthcare costs by limiting both coverage and the level of reimbursement for new pharmaceutical products approved for marketing by the FDA. In some cases, these payers may refuse to provide any coverage for uses of approved products to treat medical conditions even though the FDA has granted marketing approval. Healthcare reform may increase these cost containment efforts. We believe that managed care organizations and government health insurance programs may seek to restrict the use of new products, delay authorization to use new products or limit coverage and the level of reimbursement for new products. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 together with rule making by the Center for Medicare and Medicaid Services could affect drug coverage and payments by Medicare. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 12 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 17 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of August 13, 2004, there were outstanding options to purchase 1,849,500 shares of common stock, at a weighted average exercise price of $1.96 per share and warrants to purchase 21,571,326 shares of common stock at a weighted average exercise price of $1.68 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock and is convertible into 1,000 shares of our common stock, subject to anti-dilution adjustments, except 1,209.07 shares of Series A preferred stock which are convertible after December 18, 2004. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of June 30, 2004 on the Series B preferred stock but no future dividends, a total of 10,122,104 shares of common stock. This amount of shares represents 16.7% of our common stock outstanding as of August 13, 2004. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until February 4, 2004, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In

September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. If we comply with initial listing criteria (other than the minimum bid price requirement) for the Nasdaq SmallCap Market at the end of the initial 180-day grace period, we will receive an additional 180-day period in which to achieve compliance with the minimum bid price requirement. Our stockholders’ equity was approximately $1.7 million as of June 30, 2004. Our market capitalization was $33.0 million on June 30, 2004 and was $24.2 million on August 13, 2004.

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

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 4.4% collectively of our common stock outstanding as of August 13, 2004. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 6.3% of our common stock outstanding as of August 13, 2004, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 21.5% of the common stock outstanding as of August 13, 2004, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of August 13, 2004, approximately 19,933,868 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our nine effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending July 31, 2004, our common stock has traded at prices ranging from $0.42 to $2.10 per share. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Platt Litigation

The Company and certain of its directors are engaged in a lawsuit with David Platt, its former CEO and Chairman, which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. On June 21, 2004, the Company added a supplemental counterclaim against David Platt and Pro-Pharmaceuticals for injurious falsehood, unfair competition and unfair and deceptive acts relating to statements made by Pro-Pharmaceutical regarding certain patent applications the Company discontinued prosecuting and contractually returned to David Platt. The Company seeks injunctive relief and monetary damages in this counterclaim.

Platt License

The Company is engaged in an arbitration with David Platt regarding a license agreement between the Company and Platt which the Company initiated in January 2004 and which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Discovery is proceeding in this matter and the hearing in which the arbitrator will make a final ruling is currently scheduled to begin in late August 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended June 30, 2004.

1.	On April 2, 2004, the Company issued 290 shares of Common Stock upon the exercise of warrants by an accredited investor for a total of $3.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2004, the Company held its Annual Meeting of Stockholders. Two items were voted upon: (1) the election of two directors and (2) the ratification of the appointment of auditors.

1. The nominees for director approved by the shareholders weres Bradley J Carver and David W. Dube. The following table indicates the term expiration date and the number of votes cast with respect to the nominee, the number of votes in favor and the number of votes withheld:

Nominee	Term Expiration	Total Votes Cast	Total Votes in Favor	Total Votes Withheld
Bradley J Carver	2007	44,695,588	44,188,058	507,530
David W. Dube	2007	44,695,588	43,885,738	809,850

Messrs.Burns, Hanson and Host continued their respective terms of office as directors.

2. The appointment of Deloitte & Touche LLP as auditors for the Company for the year ended December 31, 2004 was approved by a vote of 44,049,504 in favor, 591,229 against and 54,855 abstentions out of a total of 44,695,588 votes cast.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K.

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

(b) Reports on Form 8-K.

1)	Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2004 reporting the issuance of press releases regarding (i) the Company’s intellectual property position and (ii) the initiation of a Phase I dose escalation trial of GCS-100LE.

2)	Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2004 excerpting a portion of Mr. Carver’s script from a conference call regarding the Company’s clinical trial plans.

3)	Current Report on Form 8-K filed with Securities and Exchange Commission on June 23, 2004 reporting the substance of a conference call held by the Company in which Kenneth Anderson, M.D. and Dharminder Chauhan, Ph.D. of the Dana Farber Cancer Institute discussed their work on and plans with GCS-100.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 16th day of August 2004.

GLYCOGENESYS, INC.

(the “Registrant”)

/s/ Bradley J Carver
Bradley J Carver, Chief Executive Officer President and Treasurer

/s/ John W. Burns
John W. Burns, Senior Vice President, Chief Financial Officer and Secretary

/s/ Patrick J. Joyce
Patrick J. Joyce, Principal Accounting Officer