Form 10-Q
period 2004-09-30
GLYCOGENESYS  INC
filed 2004-11-17
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at November 16, 2004 was 60,504,577 shares.

GLYCOGENESYS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$4,586,265	$3,193,575
Prepaid expenses and other current assets	229,779	301,657

Total current assets	4,816,044	3,495,232

Property and equipment, at cost:
Computer, office and laboratory equipment	857,664	683,975
Furniture and fixtures	294,291	294,291
Motor vehicles	—	25,026

	1,151,955	1,003,292
Less accumulated depreciation	(757,704)	(693,569)

Property and equipment, net	394,251	309,723

Other assets:
Restricted cash	148,128	148,128
Other	11,670	11,670

Total other assets	159,798	159,798

Total assets	$5,370,093	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	September 30, 2004	December 31, 2003
Current liabilities:
Accounts payable	$1,462,111	$813,032
Accrued liabilities	427,797	493,717
Net liabilities of discontinued operations	—	57,698

Total current liabilities	1,889,908	1,364,447

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value (liquidation value $21,814,660 and $21,472,096 as of September 30, 2004 and December 31, 2003, respectively)	96	108
Common stock, $0.01 par value; Authorized – 200,000,000 shares; Issued and outstanding – 60,504,577 and 46,032,096 shares at September 30, 2004 and December 31, 2003, respectively	605,046	460,321
Additional paid-in capital	95,254,604	89,254,349
Note receivable from former officer	—	(2,675,000)
Deferred compensation	(9,041)	(14,513)

Accumulated deficit	(92,370,520)	(84,424,959)

Total stockholders’ equity	3,480,185	2,600,306

Total liabilities and stockholders’ equity	$5,370,093	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	$1,360,047	$964,610	$3,956,740	$2,461,894
General and administrative	1,337,566	869,983	4,073,008	2,750,902

Total operating expenses	2,697,613	1,834,593	8,029,748	5,212,796

Operating loss	(2,697,613)	(1,834,593)	(8,029,748)	(5,212,796)

Other income:
Interest income	12,967	4,038	26,677	20,211
Other income	91	598	57,510	3,341

Total other income	13,058	4,636	84,187	23,552

Net loss	(2,684,555)	(1,829,957)	(7,945,561)	(5,189,244)
Accretion of preferred stock dividends	(115,021)	(104,562)	(342,564)	(310,277)

Net loss applicable to common stock	$(2,799,576)	$(1,934,519)	$(8,288,125)	$(5,499,521)

Basic and diluted net loss per common stock	$(0.05)	$(0.05)	$(0.15)	$(0.14)

Weighted average number of common shares outstanding	60,504,577	42,861,720	53,604,195	39,210,161

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,945,561)	$(5,189,244)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Amortization of value of options issued for compensation	17,753	—
Depreciation and amortization	89,161	111,356
Changes in assets and liabilities:
Prepaid expenses and other current assets	71,878	(31,474)
Accounts payable	649,079	(165,609)
Accrued liabilities	(65,920)	(6,131)
Net liabilities of discontinued operations	(57,698)	(66,686)

Net cash used in operating and discontinued activities	(7,241,308)	(5,347,788)

Cash flows from investing activities:
Purchase of property and equipment	(173,689)	(149,802)
Other	—	175

Net cash used in investing activities	(173,689)	(149,627)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	8,801,345	3,777,740
Proceeds from exercise of warrants and stock options	6,342	157,251

Net cash provided by financing activities	8,807,687	3,934,991

Net increase (decrease) in cash and cash equivalents	1,392,690	(1,562,424)
Cash and cash equivalents, beginning balance	3,193,575	6,299,006

Cash and cash equivalents, ending balance	$4,586,265	$4,736,582

Supplemental disclosure of non-cash financing activities:
Conversion Series C preferred stock to common stock	$1,463,000	—

Dividends accreted on Series B preferred stock	$342,564	$310,277

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

(2) Operations

As of September 30, 2004, the Company had an accumulated deficit of $92,370,520. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $2,926,136 at September 30, 2004. The Company believes that its existing funds and commitments will be sufficient to fund its operating expenses and capital requirements into the first quarter of 2005, allowing the Company to continue its current Phase I dose escalation trial and to initiate its Phase I/II multiple myeloma trial. The Company intends to raise additional capital through equity financings to support its current and planned clinical trials and continued operations. To the extent the Company is unable to raise sufficient funding for its clinical trial program, it will need to accelerate its efforts to repartnering with a large biotechnology or pharmaceutical company. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through September 30, 2004, the Company has been successful in raising $76.7 million from the sales of equity securities.

In July 2004, the Company completed a financing in which it raised $5.0 million in gross proceeds from the sale of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of November 16, 2004, the Company has not obtained commitments from existing or potential investors to provide additional financing. The Company will need to raise significant additional funding. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

In June 2004, the Company sold its agricultural product line, Elexa® for consideration of $50,000 in cash with future royalty and licensing fees payable to the Company.

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

Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, dependence on collaborative partners, United States Food and Drug Administration approval, dependence on key individuals and competition from similar products and larger companies.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(3) Net Loss Per Common Stock

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three month and nine month periods ended September 30, 2004 and 2003 excluded the potential common shares from convertible preferred stock, warrants and stock options because their inclusion would be anti-dilutive. At September 30, 2004 and 2003, there were 21,571,386 and 12,927,028 warrants outstanding, respectively, and 1,849,500 and 1,639,833 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 10,189,764 and 11,041,813 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also omitted.

(4) Equity

(a) Issuance of Common Stock

In the nine months ended September 30, 2004, the Company issued 154,591 shares of common stock in connection with the exercise of warrants for consideration of $6,046. The Company issued no shares of common stock in connection with the exercise of warrants in the three months ended September 30, 2004.

In the three months ended September 30, 2004, the Company issued 10,000,000 shares of common stock in connection with a private placement of securities for gross consideration of $5 million.

In the nine months ended September 30, 2004, the Company issued (i) 13,450,000 shares of common stock in connection with private placements for gross consideration of $9,312,500, (ii) 1,100 shares of common stock in connection with an option exercised for $296 and (iii) 1,116,790 shares of common stock in connection with the conversion of Series C preferred stock.

(b) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of September 30, 2004 and December 31, 2003 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of September 30, 2004 and December 31, 2003 (liquidation value $6,861,619 and $6,519,056, respectively).

•	Series C convertible preferred stock, 1,117 authorized; 0 and 1,116.79 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

The Company has entered into agreements with various employees and consultants for the grant of stock options and shares of common stock at prices determined by the Compensation Committee of the Company’s Board of Directors. No shares of common stock were issued as compensation for services rendered or for licensing fees during the nine months ended September 30, 2004 and 2003.

During the three months ended September 30, 2004 and 2003, the Company granted options to purchase 9,000 and 10,300 shares of common stock, respectively, at a weighted average exercise price of $0.45 and $1.01, respectively, per share to employees and others. Options to purchase 3,183 shares of common stock were exercised during the three months ended September 30, 2003. No options were exercised during the three months ended September 30, 2004. Options to purchase 9,000 and 78,399 shares of common stock at a weighted average exercise price of $0.45 and $4.67 expired and were cancelled during the three months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2004 and 2003, the Company granted options to purchase 354,000 and 354,300 shares of common stock, respectively, at a weighted average exercise price of $1.25 and $0.31, respectively, per share to employees and others. Options to purchase 1,100 and 3,183 shares of common stock were exercised during the nine months ended September 30, 2004 and 2003, respectively, at a weighted average exercise price of $0.27 and $0.27, respectively, per share. Options to purchase 29,000 and 128,399 shares of common stock at a weighted average exercise price of $0.85 and $3.60 expired and were cancelled during the nine months ended September 30, 2004 and 2003.

During the three months ended September 30, 2004 and 2003, the Company issued warrants to purchase 8,366,000 and 2,344,148 shares of common stock at a weighted average exercise price of $1.00 and $0.86, respectively. No warrants to purchase common stock expired during the three months ended September 30, 2004 or 2003. No warrants to purchase common stock were exercised during the three months ended September 30, 2004. Warrants to purchase 209,577 shares of common stock at a weighted average price of $0.73 were exercised during the three months ended September 30, 2003.

During the nine months ended September 30, 2004 and 2003, the Company issued warrants to purchase 11,048,500 and 2,344,148 shares of common stock at a weighted average exercise price of $1.19 and $0.86, respectively. Warrants to purchase 154,591 and 639,144 shares were exercised at a price of $0.04 and $0.24 per share during the nine months ended September 30, 2004 and 2003, respectively. Warrants to purchase 1,720,000 shares of common stock expired during the nine months ended September 30, 2004. No warrants to purchase common stock expired during the nine months ended September 30, 2003.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the nine months ended September 30, 2004 and 2003 amounted to $17,753 and $0, respectively, and $6,683 and 0 for the three month periods, respectively.

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

September 30, 2004

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stock, as reported	$(2,799,576)	$(1,934,519)	$(8,288,125)	$(5,499,521)

Add: stock-based compensation expense reported in net loss applicable to common stock	6,683	—	17,753	—
Less: stock-based employee compensation expense determined under fair value based method for all awards	(115,740)	(92,755)	(431,401)	(374,743)

Pro forma net loss applicable to common stock	$(2,908,633)	$(2,027,274)	$(8,701,773)	$(5,874,264)

Basic and diluted net loss per common stock, as reported	$(0.05)	$(0.05)	$(0.15)	$(0.14)

Pro forma basic and diluted net loss per common stock	$(0.05)	$(0.05)	$(0.16)	$(0.15)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended September 30, 2004 and 2003, respectively: (1) risk-free interest rates of 4.3% and 4.2%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 10 years; and (4) volatility of 76.0% and 160.1%, respectively. The weighted average fair value of options granted during the three months ended September 30, 2004 and 2003 was $0.45 and $1.01, respectively.

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

(5) Legal Proceedings

Platt License—On January 13, 2004, the Company notified David Platt of its intention to seek arbitration regarding his alleged breaches of the Company’s license agreement with him dated January 7, 1994, as amended (the “License Agreement”). In particular, the Company sought to enforce its rights under the License Agreement to control the prosecution of the patent applications subject to the License Agreement. On February 18, 2004, the Company received a letter from David Platt alleging breaches of its obligations under the License Agreement, specifically failure to: (i) take necessary steps to perfect U.S. Patent Application Serial No. 08/024,487 (the “‘487 Application”), (ii) use its best efforts to commercialize the ‘487 Application and (iii) provide royalty reports. The letter further notified the Company of his intention to terminate the License Agreement if such alleged breaches were not cured within 60 days from the date of the letter.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

On November 11, 2004, the arbitrator issued a decision which found that Platt had breached the License Agreement by filing a patent application which was a continuation-in-part of the ‘487 Application without having informed the Company and affirmed the Company’s position that Platt’s subsequent patent application is also covered by the License Agreement. The arbitrator rejected Platt’s contention that the Company had breached the License Agreement and refused to terminate the License Agreement, as Platt had requested. Instead, the arbitrator found that the Company retained its exclusive rights to the technology in question. The arbitrator allowed Platt to continue prosecuting the patent applications, including the ‘487 Application, in which he is listed as inventor, finding that Platt had not relinquished an investor’s right to control prosecution of his applications under the License Agreement. Prosecution of the applications is for the benefit of the Company, which retains exclusive rights to develop and commercialize them.

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

On February 23, 2004, the Company filed its answer and counterclaimed against David Platt for breach of his severance agreement, against Pro-Pharmaceuticals, Inc. for tortious interference with the severance agreement, and against Platt and Pro-Pharmaceuticals, Inc. for misappropriation of proprietary rights and for unfair and deceptive acts. The Company seeks monetary damages and injunctive relief to prevent David Platt and Pro-Pharmaceuticals from engaging in certain competitive activities relating to the use of polysaccharides to treat cancer and further seeks the assignment by David Platt and Pro-Pharmaceuticals of certain intellectual property, including Davanat®, to the Company. Under the counterclaim for unfair and deceptive acts, the Company is seeking treble damages as well as attorneys’ fees.

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

While the Company believes that the ultimate outcome of these proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows, legal proceedings are subject to inherent uncertainty. An adverse resolution of the above proceedings could have a material impact on our financial position, results of operations or cash flows. Legal proceedings consume both cash and management attention.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the results anticipated in the forward-looking statements. Any statements contained in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including but not limited to, risks of product development (such as failure to demonstrate efficacy or safety), risk related to FDA and other regulatory procedures, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, the results of financing efforts, litigation risks, developments regarding intellectual property rights and litigation, and other risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein which discuss factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on carbohydrate compounds and related technologies. The Company’s lead drug candidate GCS-100®, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed Phase II(a) clinical trials at low dose levels for pancreatic cancer and for colorectal cancer the results of which were announced in October 2002 and March 2001, respectively. We announced the results of a Phase I dose escalation trial in October 2003, dosing in patients at levels up to 80 mg/m2. In April 2004, the Company initiated a Phase I dose escalation trial to evaluate higher dose levels of GCS-100LE, a low ethanol formulation of GCS-100. The Company plans to initiate a Phase I/II dose escalation trial in multiple myeloma in late 2004/early 2005 at the Dana Farber Cancer Institute. We plan to request Fast Track designation in early 2005.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100LE, and to secure the necessary financial resources to conduct such trials, either through repartnering with a large biotechnology or pharmaceutical company or raising funds in the capital market or a combination of both. In March 2004, we opened a laboratory in Cambridge, Massachusetts. In addition, the Company sold its Elexa® agricultural product line in June 2004 and has divested its other agricultural product line.

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

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies used in preparing our interim consolidated financial statements for the nine months ended September 30, 2004 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations: Three Months Ended September 30, 2004 versus September 30, 2003

We had a net loss of $2,684,555 for the three months ended September 30, 2004 versus $1,829,957 for the three months ended September 30, 2003.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus, which is in the research and development phase. To a lesser extent, we have developed nontoxic agricultural products. We sold our Elexa agricultural product line in June 2004 and have divested our other agricultural product line. Explanations of the changes in both areas from quarter-to-quarter are described in this section.

Our research and development expenses for the three months ended September 30, 2004 and 2003 were:

	Three Months Ended September 30,
	2004	2003
GCS-100 - R&D	$1,349,002	$938,904
Other Products – R&D	11,045	25,706

Total Research & Development Expenses	$1,360,047	$964,610

Total research and development expenses of $1,360,047 for the three months ended September 30, 2004 increased $395,437, or 41%, from $964,610 of expenses for the three months ended September 30, 2003.

Total GCS-100 development expenses of $1,349,002 for the three months ended September 30, 2004 increased $410,098, or 44%, from $938,904 of expenses for the three months ended September 30, 2003. This increase is primarily due to increases in expenses of approximately (i) $375,000 in clinical trial costs, (ii) $75,000 in staffing-related costs, (iii) $74,000 for laboratory costs, (iv) $24,000 for royalties and (v) $11,000 in consulting fees. These increases were partially offset by decreases in GCS-100 production costs of $100,000 and $34,000 in regulatory costs.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $15,000, or 57%, to approximately $11,000 for the three months ended September 30, 2004 from approximately $26,000 for the three months ended September 30, 2003. The decrease reflects decreased payroll, consulting and licensing expenses. We sold our Elexa product line in June 2004 and plan to divest our Bb447 product line.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $100,000-$300,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses increased to $1,337,566 for the three months ended September 30, 2004 from $869,983 for the three months ended September 30, 2003, an increase of $467,583, or 54%. This increase is primarily attributable to increases of approximately (i) $353,000 in legal fees, (ii) $192,000 in consulting expenses and (iii) $37,000 in investor relation expenses. These increases were partially offset by reductions of $50,000 in payroll, $40,000 in rent and $21,000 of insurance expenses.

Interest income increased to $12,967 for the three months ended September 30, 2004 from $4,038 for the three months ended September 30, 2003, an increase of $8,929, or 221%. This increase is attributable to an increase in cash available for investment and higher rates of return on those investments.

Results of Operations: Nine Months Ended September 30, 2004 versus September 30, 2003

We had a net loss of $7,945,561 for the nine months ended September 30, 2004 versus $5,189,244 for the nine months ended September 30, 2003.

Research and Development Expenses —

Our research and development expenses for the nine months ended September 30, 2004 and 2003 were:

	Nine Months Ended September 30,
	2004	2003
GCS-100 – R&D	$3,903,156	$2,310,798
Other Products – R&D	53,584	151,096

Total Research & Development expenses	$3,956,740	$2,461,894

Total research and development expenses of $3,956,740 for the nine months ended September 30, 2004 increased $1,494,846, or 61%, from $2,461,894 of expenses for the nine months ended September 30, 2003.

Total GCS-100 development expenses of $3,903,156 for the nine months ended September 30, 2004 increased $1,592,358, or 69%, from $2,310,798 of expenses for the nine months ended September 30, 2003. This increase is primarily due to increases in expenses of approximately (i) $753,000 in GCS-100 production and development costs, (ii) $249,000 in clinical trial costs, (iii) $196,000 for laboratory costs, (iv) $134,000 for consulting, (v) $132,000 for payroll related costs, (vi) $84,000 in license fees paid to Wayne State University and the Barbara Ann Karmanos Cancer Institute and (vii) $62,000 for pre-clinical studies.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, registration and license fees, decreased approximately $98,000, or 65%, to approximately $54,000 for the nine months ended September 30, 2004 from approximately $151,000 for the nine months ended September 30, 2003. The decrease reflects reduced payroll, licensing and consulting expense. We sold our Elexa product line in June 2004 and plan to divest our Bb447 product line.

General and administrative expenses increased to $4,073,008 for the nine months ended September 30, 2004 from $2,750,902 for the nine months ended September 30, 2003, an increase of $1,322,106, or 48%. This increase is primarily attributable to increases of approximately (i) $780,000 in legal fees, (ii) $337,000 in consulting expenses, (iii) $135,000 in investor relations expenses, (iv) $80,000 in payroll-related costs and (v) $28,000 in travel expenses partially offset by a decrease in depreciation of $33,000 and $37,000 in rent.

Interest income increased to $26,677 for the nine months ended September 30, 2004 from $20,211 for the nine months ended September 30, 2003, an increase of $6,466, or 32%. This increase is attributable to an increase in cash available for investment and higher rates of return on those investments.

Liquidity and Capital Resources

For the nine months ended September 30, 2004, our operations utilized cash of $7,241,309 primarily to fund our operating loss, partially offset by an increase in accounts payable. We also invested $173,689 in purchases of property and equipment. In July 2004 we raised $5,000,000 in gross proceeds from the sale of common stock and warrants to purchase common stock. We intend to raise additional funds through sales of our securities and possibly through partnering arrangements with pharmaceutical or mature biotechnology companies.

As of September 30, 2004, our accumulated deficit was $92,370,520 and as of November 16, 2004, our cash balances were $3,314,593. We believe that our existing funds and commitments will be sufficient to fund our operating expenses and capital into the first quarter of 2005, allowing us to continue our current Phase I dose escalation solid tumor monotherapy trial and to initiate our Phase I/II multiple myeloma trial. We intend to raise additional capital through equity financings to support our planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for clinical trials, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of November 16, 2004, we have not obtained commitments from existing or potential investors to provide additional financing. We will need to raise significant additional funding. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce, curtail or cease operations.

Contractual Obligations

During the three months ended September 30, 2004, the only significant change in our reported payments due under contractual obligations at December 31, 2003 relates to our entering into a lease extension for our offices at 31 St. James Avenue in Boston, Massachusetts during the quarter. As a result of the lease extension, our lease payment obligations, including those obligations under our lease of laboratory space at One Kendall Square in Cambridge, Massachusetts, as of September 30, 2004 are approximately: $103,000, $412,000, $412,000, $281,000, $281,000 and $164,000 for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of September 30, 2004, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2004, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $92.4 million of losses since our inception, including approximately $7.6 million for the year ended December 31, 2003 and $7.9 million in the first nine months of 2004. Extensive losses can be expected to continue for the foreseeable future.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements into the first quarter of 2005, allowing us to continue the current Phase I dose escalation solid tumor monotherapy trial and initiate a Phase I/II trial in multiple myeloma with GCS-100LE, a low ethanol formulation of GCS-100. We intend to raise additional capital through the sale of equity securities to support our additional planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for the additional clinical trials in the capital markets, we will need to accelerate our efforts to repartner with a large biotechnology or pharmaceutical company and/or curtail our development efforts.

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

OUR FUTURE PROSPECTS ARE HEAVILY DEPENDENT ON THE RESULTS OF GCS-100 AND IF WE ARE UNSUCCESSFUL IN DEVELOPING GCS-100, WE DO NOT HAVE OTHER PRODUCTS WHICH ARE AS ADVANCED IN DEVELOPMENT AS GCS-100.

While we seek to increase our portfolio of potential products, currently we are not developing a wide array of products. Nearly all of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially harmed.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF CLINICAL TRIALS FOR GCS-100 AND WILL NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE GCS-100 IF CLINICAL TRIALS ARE NOT SUCCESSFUL.

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

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A DEVELOPMENT PARTNER.

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license eight issued U.S. patents having expiration dates ranging from 2013 to 2022. Five of these eight issued patents relate to GCS-100. We own or exclusively license five foreign patents having expiration dates ranging from 2015 to 2017. Four of these five foreign patents relate to GCS-100. We own or exclusively license 12 pending U.S. patent applications, all of which relate to GCS-100 and 49 pending foreign patent applications, of which 40 relate to GCS-100. As we develop GCS-100, we may discover more about its characteristics and manufacturing which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

To the extent aspects of our technology may be unpatentable, we may decide to maintain such technology as trade secrets or we may protect such unpatented technology by contractual agreements. Our unpatented technology or similar technology could be independently developed by others. In addition, the contractual agreements by which we protect our unpatented technology and trade secrets may be breached. If technology similar to ours is independently developed or our contractual agreements are breached, our technology will be less valuable and our business will be harmed.

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

A patent we exclusively license from Wayne State University and the Barbara Ann Karmanos Cancer Institute and patent applications we exclusively license from David Platt could become subject to a proceeding at the U.S. Patent and Trademark Office to determine priority between them. The U.S. Patent and Trademark Office is considering whether such a proceeding is appropriate. Under our license with David Platt, he has the right to prosecute the patent applications covered by the license and therefore we do not have ultimate control over the scope of claims that may issue.

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

WE ARE ENGAGED IN LITIGATION WITH DAVID PLATT AND PRO-PHARMACEUTICALS, INC. AND IF WE ARE UNSUCCESSFUL, WE MAY BE HARMED.

On January 29, 2004, David Platt commenced suit against us and certain of our current and former directors in the Massachusetts Superior Court. In his Complaint, Platt seeks damages for alleged breach of his severance agreement with us, including the failure to pay approximately $180,000 in monthly severance benefits and alleged breaches in connection with the maintenance by us of certain restrictions on Platt’s sale of stock. The Complaint further asserts claims against some of our current and former directors for alleged breaches of fiduciary duty in failing to assist in the removal of restrictive legends on David Platt’s shares. David Platt also purports to state claims for double or treble damages, as well as attorney fees, under the Massachusetts Unfair Trade Practice Act.

On February 23, 2004, we filed our Answer and counterclaimed against David Platt for breach of his severance agreement, against Pro-Pharmaceuticals, Inc. for tortious interference with the severance agreement, and against David Platt and Pro-Pharmaceuticals for misappropriation of proprietary rights and for unfair and deceptive acts. We are seeking monetary damages and injunctive relief to prevent David Platt and Pro-Pharmaceuticals from engaging in certain competitive activities relating to the use of polysaccharides to treat cancer and we are further seeking the assignment by David Platt and Pro-Pharmaceuticals of certain intellectual property to us. Under the counterclaim for unfair and deceptive acts, we are seeking treble damages as well as attorney fees.

On June 21, 2004, the Company added a supplemental counterclaim against David Platt and Pro-Pharmaceuticals for injurious falsehood, unfair competition and unfair and deceptive acts relating to statements made by Pro-Pharmaceuticals regarding certain patent applications the Company discontinued prosecuting and contractually returned to David Platt. The Company seeks injunctive relief and monetary damages.

If we are unsuccessful in defending David Platt’s claims or in our counterclaims, we could be materially adversely affected.

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

In addition, we utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. However, we contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hollister-Stier Laboratories LLC and Sigma-Aldrich, Inc. to manufacture GCS-100, Incell Corporation, LLC, Cambrex BioScience Walkersville, Inc. and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Glenmere Clinical Research and Medidata Solutions, Inc. in connection with pre-clinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as the University of Arizona, St. Bartholomew’s and the Royal London School of Medicine, Northeastern University, and the Dana Farber Cancer Institute.

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

We plan to initiate a Phase I/II trial in multiple myeloma late in 2004. We believe, based on industry studies, there are, including GCS-100, approximately five drugs in Phase I, nine in Phase II and five in Phase III or in pre-registration for the treatment of multiple myeloma. In addition, GCS-100, if it receives FDA approval for treatment of multiple myeloma, will face competition from existing drugs approved or used to treat multiple myeloma. These drugs include vincristine, dexamethasone, prednisone, doxorubicin (Adriamycin), melphalan, etoposide, cytarabine, cisplatin, carmustine, cyclophosphamide, Celgene’s Thalomid and Millennium’s Velcade. The majority of the drugs are used in combination therapy in a variety of regiments.

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

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive pre-market approval by the FDA prior to any commercial sale of GCS-100 or any other drug candidate. Before receiving such approval we must provide pre-clinical data and proof in human clinical trials of the safety and efficacy of GCS-100 or any other drug candidates, which trials can take several years. In addition, we must show that we can produce GCS-100 or any other drug candidates consistently at quality levels sufficient for administration in humans. Pre-market approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA may determine that additional clinical trials or pre-clinical data are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with GCS-100 or any other drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 12 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 16 full-time employees and one part-time worker. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of November 16, 2004, there were outstanding options to purchase 1,849,500 shares of common stock, at a weighted average exercise price of $1.96 per share and warrants to purchase 21,571,326 shares of common stock at a weighted average exercise price of $1.67 per share. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock is convertible into 1,000 shares of our common stock, subject to anti-dilution adjustments, except 1,209.07 shares of Series A preferred stock which are convertible after December 18, 2004. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of September 30, 2004 on the Series B preferred stock but no future dividends, a total of 10,189,764 shares of common stock. This amount of shares represents 16.8% of our common stock outstanding as of November 16, 2004. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until February 4, 2004, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. We did not achieve a bid price of at least $1.00 during the 180-day grace period and received a Nasdaq Staff Determination on November 16, 2004 that our securities are subject to delisting. We will request a hearing before a Nasdaq Listing Qualifications Panel to appeal the Nasdaq Staff Determination. The appeal will stay the delisting of the Company’s common stock pending the decision of a Nasdaq Listing Qualifications Panel, which is expected to hear the appeal within 45 days of our request. We cannot state whether the Listing Qualifications Panel will grant our request for continued listing. Our stockholders’ equity was approximately $3.5 million as of September 30, 2004. Our market capitalization was $27.2 million on September 30, 2004 and was $26.0 million on November 16, 2004.

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

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 4.4% collectively of our common stock outstanding as of November 16, 2004. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10%

of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 6.3% of our common stock outstanding as of November 16, 2004, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 21.6% of the common stock outstanding as of November 16, 2004, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of November 16, 2004, approximately 15,685,148 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our nine effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending October 31, 2004, our common stock has traded at prices ranging from $0.37 to $2.10 per share. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Platt Litigation

The Company and certain of its directors are engaged in a lawsuit with David Platt, its former CEO and Chairman, which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2004.

Platt License

The Company was engaged in an arbitration with David Platt regarding a license agreement between the Company and Platt which the Company initiated in January 2004 and which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004. On November 11, 2004, the arbitrator issued a decision which found that Platt had breached the License Agreement by filing a patent application which was a continuation-in-part of the ‘487 Application without having informed the Company and affirmed the Company’s position that Platt’s subsequent patent application is also covered by the License Agreement. The arbitrator rejected Platt’s contention that the Company had breached the License Agreement and refused to terminate the License Agreement, as Platt had requested. Instead, the arbitrator found that the Company retained its exclusive rights to the technology in question. The arbitrator allowed Platt to continue prosecuting the patent applications, including the ‘487 Application, in which he is listed as inventor, finding that Platt had not relinquished an investor’s right to control prosecution of his applications under the License Agreement. Prosecution of the applications is for the benefit of the Company, which retains exclusive rights to develop and commercialize them.

ITEM 2. UNREGISTERED SALES OF EQUITY IN SECURITIES AND USE OF PROCEEDS

(a) Set forth below is information regarding the sale of unregistered shares of equity securities sold by the Company during the three months ended September 30, 2004.

1.	On July 12, 2004, the Company issued an aggregate of 10,000,000 shares of Common Stock and warrants to purchase 8,000,000 shares of Common Stock at an exercise price of $1.00 per share for gross proceeds of $5,000,000 to 14 accredited investors.

These securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

10.1	Lease dated April 22, 1999 by and between OMV Associates Limited Partnership and GlycoGenesys, Inc., as amended by (i) the First Amendment to Lease dated February 29, 2000, (ii) the Second Amendment to Lease dated June 1, 2000, and (iii) the Third Amendment to Lease dated August 19, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2003.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of November 2004.

GLYCOGENESYS, INC.

(the “Registrant”)

/s/ Bradley J Carver
Bradley J Carver, Chief Executive Officer President and Treasurer
/s/ John W. Burns
John W. Burns, Senior Vice President, Chief Financial Officer and Secretary
/s/ Patrick J. Joyce
Patrick J. Joyce, Principal Accounting Officer