Form 10-K
period 2004-12-31
GLYCOGENESYS  INC
filed 2005-03-30
CIK 946661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended—December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 0-26476

GLYCOGENESYS, INC.

(Exact name of Company as specified in its charter)

Nevada	33-0231238
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Park Square Building

31 St. James Avenue, 8th Floor

Boston, Massachusetts 02116

(Address of principal executive offices, including postal code)

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

The aggregate market value at June 30, 2004 of the voting stock of the Registrant held by non-affiliates (based on the closing price of $3.90 on the Nasdaq SmallCap market on that date) was approximately $36,002,611.

The number of shares outstanding each of the Registrant’s classes of common stock, as of March 29, 2005 was 10,084,384.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are made throughout this document. Typically, the use of the words “believe”, “anticipate”, “plan”, “expect”, “seek”, “estimate” and similar expressions identify forward-looking statements. Moreover, unless a passage described a historical event, the statement should be considered a forward-looking statement. All forward-looking statements involve risks and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the results anticipated in the forward-looking statements. Without limiting the foregoing, any statements contained in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including but not limited to, risks that an alliance or partnership will not be consummated, risks that shareholder approval will not be received for financing, risks of product development (such as failure to demonstrate efficacy or safety), risks related to United States Food and Drug Administration (“FDA”) and foreign regulatory agencies, the results of financing efforts, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, developments regarding intellectual property rights and litigation, and other risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein which discuss factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.    BUSINESS

Overview

GlycoGenesys, Inc. (together, with its subsidiaries, as the context requires, the “Company”) is a biotechnology company focused on carbohydrate-based drug development. The Company’s lead drug candidate GCS-100, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for colorectal cancer using a 20 mg/m2 dose the results of which were announced in March 2001 and completed a Phase II(a) clinical trial for pancreatic cancer using a 20 mg/m2 dose the results of which were announced in October 2002. We announced the results of a Phase I dose escalation trial in October 2003, dosing in patients at levels up to 80 mg/m2.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100LE, a low-ethanol formulation of GCS-100, and to secure the necessary financial resources to conduct such trials, through repartnering with a large biotechnology or pharmaceutical company and raising funds in the capital market.

In pursing these objectives, in May 2004, the Company initiated a Phase I dose escalation trial in multiple solid tumor indications evaluating GCS-100LE at Sharp Memorial Hospital, Clinical Oncology Research in San Diego. Two additional centers for this trial were initiated in January 2005: the University of Arizona Cancer Center at Tucson and at Scottsdale, AZ. In addition, the first trial in a two-trial program testing GCS-100LE in multiple myeloma at Dana-Farber Cancer Institute, Boston, MA was initiated in March 2005; the second trial is expected to begin late 2005/early 2006. The Company plans to begin a Phase I/II trial testing GCS-100LE in chronic lymphocytic leukemia (CLL) in mid-2005 and a Phase II solid tumor trial with GCS-100LE in late 2005 which may test GCS-100LE in combination with an approved cancer therapy.

In December 2002, the Company and Elan International Services, Ltd. (“EIS”) and Elan Corporation, plc (together with EIS, “Elan”) terminated their joint venture (SafeScience Newco, Ltd.) formed in July 2001 to advance GCS-100 in the field of oncology and as a result, the Company regained all rights to GCS-100. The Company’s goal is to consummate a partnering transaction with a biotechnology or pharmaceutical company in 2005.

The Company’s business was founded in 1992 as IGG International, Inc. to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998, the Company changed its name to SafeScience, Inc. and in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company’s principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company’s research laboratory is located in Cambridge, MA. The Company’s homepage is located on the World Wide Web at http://www.glycogenesys.com.

GlycoGenesys, Inc.

GlycoGenesys has two wholly-owned subsidiaries, International Gene Group, Inc. (“IGG”) and SafeScience Products, Inc. (“SafeScience Products”). These subsidiaries are currently non-operating subsidiaries.

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

Scientific Background of GCS-100

GCS-100 is a complex polysaccharide derived from citrus pectin through a proprietary hydrolysis process. GlycoGenesys is evaluating GCS-100 as a potential anti-cancer therapy based on a large body of pre-clinical research. This research has shown that GCS-100 may interact with carbohydrate-binding receptors to modulate multiple cellular processes, such as proliferation, migration, cell-cell adhesion and programmed cell death.

The results from publicly presented pre-clinical studies and published literature demonstrate several mechanisms of action associated with GCS-100 in selectively regulating the cellular functions of cancer cells. These include the ability to block the spread of cancer cells (anti-metastasis), cut off the blood supply to tumor cells (anti-angiogenesis), trigger programmed cell death (pro-apoptosis) and inhibit cancer cell proliferation (anti-proliferation). It is believed that these mechanisms of action are, in part, regulated through the interaction of GCS-100 with carbohydrate receptors such as galectin-3 and growth factors such as vascular endothelial growth factor (“VEGF”). Additionally, GCS-100 can cause the disruption of mitochondrial function, leading to cancer cell death. The Company continues to conduct research in collaboration with leading experts in these areas to increase our understanding of GCS-100’s multiple mechanisms of actions.

One of GCS-100’s mechanisms of action, anti-metastasis, involves inhibiting the spread of cancer cells from the primary site to other areas of the body. Galectin-3 is found within, on the surface and around the outside of cancer cells. Galectin-3 is over expressed and its activity is increased in a variety of cancers during the process of metastasis. It is believed that by binding to galectin-3, GCS-100 interferes with the metastatic process inhibiting the spread of cancer cells beyond the primary tumor. Animal models demonstrate that administration of GCS-100 can decrease the number of metastases to secondary sites and/or inhibit the growth of primary tumors.

GCS-100 has also been shown to act as an anti-angiogenesis agent. VEGF, a naturally occurring protein, is known to play an important role in angiogenesis. One of the activities of GCS-100 involves interfering with the binding of VEGF with endothelial cells. By interfering with the interaction of VEGF and endothelial cells, GCS-

100 may reduce the formation of new blood vessels to cancer cells, thus inhibiting angiogenesis. The drug, Avastin, works by inhibiting angiogenesis. In addition, galectin-3 can induce an increase in, and promote the development of, endothelial cells that lead to new blood vessels. By binding to galectin-3, GCS-100 may interfere with this process.

The third mechanism of action is the ability to selectively induce apoptosis in cancer cells. Apoptosis is a natural mechanism by which cells self-destruct. Apoptosis plays an important role in normal cell development, cell aging and defense against viral infection. Many types of cancer have developed an ability to inhibit apoptosis through the over expression of anti-apoptotic or “survival” proteins. Inhibition of apoptosis helps make tumor cells resistant to anti-tumor treatment. In response to chemotherapy and radiation, tumor cells increase the production of survival proteins that function to protect cells from death by inhibiting apoptosis. Galectin-3, NF-kB and the family of Bcl-2 proteins are examples of these survival proteins. GCS-100 has been shown to induce cancer cell apoptosis in several human cancer cell lines that over express these survival proteins.

Clinical Trial History

Phase I clinical trials of GCS-100 began in March 1997 at sites including the M.D. Anderson Cancer Center in Houston, Texas. Phase I clinical trials are intended to determine the side effects associated with increasing doses of a drug and to evaluate the safety and actions of the drug in humans. These early clinical trials were completed in 1999. No dose limiting toxicity was identified and GCS-100 was found to be well-tolerated at doses up to 20 mg/m2.

A Phase II(a) clinical trial for colorectal cancer and a Phase II(a) clinical trial for pancreatic cancer were started in the spring of 2000. Phase II clinical trials are designed to further evaluate the safety of a drug and to begin to evaluate whether it is effective at treating a disease such as cancer. Phase II trials may involve several sets of trials (Phase II(a), Phase II(b), etc.). The Phase II(a) trials to evaluate GCS-100 were conducted at sites including the Beth Israel Deaconess Medical Center in Boston, Massachusetts; University of Chicago Pritzker School of Medicine; and Sharp Memorial Hospital, Clinical Oncology Research in San Diego, California.

On March 23, 2001, we announced that GCS-100 demonstrated positive clinical activity in the Phase II(a) colorectal trial. In this study, 23 colorectal cancer patients were enrolled and treated with GCS-100 at dose levels of 20 mg/m2. Specifically, eight of 19 evaluable patients experienced tumor stabilization for periods of 1.6 to 5.6 months before disease progression was observed, with one of the eight patients showing a period of tumor shrinkage. Of the eight patients experiencing tumor stabilization, four did so for a period of three months or greater. On October 30, 2002, we announced that GCS-100 demonstrated positive clinical activity in a Phase II(a) clinical trial of 20 pancreatic cancer patients at dose levels of 20 mg/m2. Specifically, seven of 16 evaluable patients experienced tumor stabilization for periods of 0.6 to 13.6 months before disease progression was observed, with one of the seven patients showing a partial response. Of the seven patients experiencing tumor stabilization, three did so for a period of four months or greater. There was no evidence of dose limiting toxicity in either of these trials. Based on the promising early data from these Phase II(a) trials, and the fact that higher doses of GCS-100 than administered in these trials had been tolerated in animals and might be beneficial, a Phase I dose escalation trial was started in February 2002. This trial was conducted at Sharp Memorial Hospital, Clinical Oncology Research, in San Diego and enrolled 12 patients with advanced solid tumors who had failed standard therapies. In this study, reported in October 2003, GCS-100 was well-tolerated at doses ranging from 30-80 mg/m2 and no dose limiting toxicity was observed. Based upon RECIST criteria (Response Evaluation Criteria in Solid Tumors), five patients achieved stable disease for a period of at least three months. One of these five was a patient with kidney cancer that remained on GCS-100 for 30 months achieving a durable partial response.

In the second quarter of 2004, the Company initiated a Phase I dose escalation trial with a low-ethanol formulation of GCS-100 at Sharp Memorial Hospital, Clinical Oncology Research. The low-ethanol formulation was developed to decrease the potential risk of ethanol toxicity at high doses and to allow GCS-100LE to be more readily combined with existing therapeutics. This trial will identify the safety, pharmacokinetics and maximum tolerated dose of GCS-100 when given as a monotherapy in up to 30 patients with advanced solid tumors. To date, the Company has administered GCS-100 at dose levels twice as high as in any previous clinical trials.

In addition to Sharp Memorial Hospital, Clinical Oncology Research, the Company recently initiated two new centers and principal investigators:

•	Daruka Mahadevan, M.D. Ph.D., Assistant Professor of Medicine, the Arizona Cancer Center, Tucson; and

•	Michael Gordon, M.D., Associate Dean for Research, University of Arizona Programs, the Arizona Cancer Center—Greater Phoenix Area, Scottsdale, Arizona.

Dr. Gordon has acted as principal investigator on clinical trials for companies including Amgen, Eli Lilly, and Genentech. The Arizona Cancer Center is one of 21 comprehensive cancer centers in the United States, as designated by the National Cancer Institute.

Development Plans

Solid Tumors. The Company’s Phase I dose escalation trial, which began in the second quarter 2004, for patients with advanced stage solid tumors is currently enrolling patients. Upon establishing the maximum tolerated dose (MTD), the trial protocol currently calls for enrolling approximately 15 additional patients at the MTD.

Upon completion of this Phase I solid tumor dose ranging trial, the Company plans to initiate a Phase II clinical trial. The design of this Phase II trial will be based on a review of clinical and preclinical data. The Phase II solid tumor program is targeted to commence in late 2005 and likely test GCS-100LE in combination with an approved cancer therapy.

Bloodborne Cancers. Based on promising preclinical data presented at the American Society of Hematology’s 2004 Annual Meeting in a poster session, the Company initiated its first clinical trial for treatment of relapsed or refractory multiple myeloma patients in March 2005 under the direction of Drs. Kenneth Anderson and Paul Richardson of the Dana-Farber Cancer Institute, Boston. In addition to the Dana-Farber Cancer Institute, additional clinical sites are planned.

The Company is planning a two-trial program for multiple myeloma. The second of the two multiple myeloma trials is targeted for initiation in late 2005/early 2006. The Company will work with the FDA to potentially design such trial as a pivotal study. The Company’s goal would be to file an NDA in 2007 for treatment of multiple myeloma pending the quality of such trial results.

The primary objective of the first study is to evaluate the safety of GCS-100LE when given in patients with relapsed or refractory multiple myeloma and to identify the recommended dose for further studies. Secondary objectives are to evaluate the response to GCS-100LE as a monotherapy and in combination with dexamethasone, a standard therapy, and determine the pharmacokinetics of GCS-100LE alone and with dexamethasone. This trial will enroll approximately 25 patients.

The Company is expanding its clinical trial program to include CLL based on promising preclinical data recently presented in December 2004 at the American Society of Hematology’s 2004 Annual Meeting in a poster session by Dr. Finbarr Cotter of Barts and The London, Queen Mary School of Medicine. The preclinical findings support the scientific rationale for human clinical testing of GCS-100LE for treating CLL. As a result of Dr. Cotter’s findings, he is working with GlycoGenesys to help design a clinical trial program. The initial CLL clinical trial, a Phase I/II study, is planned to begin in mid-2005.

The primary objective of the CLL study is to evaluate the safety of GCS-100LE when given in patients with relapsed or refractory CLL and to identify the recommended dose for further studies. Secondary objectives are to evaluate the response to GCS-100LE as a monotherapy and in combination with a standard therapy such as fludarabine, and determine the pharmacokinetics of GCS-100LE alone and with standard therapy.

The Company recognizes the breadth of its clinical trial plans warrants consummating a strategic alliance during 2005. It further believes it has now achieved an appropriate level of development to realize value from such a relationship. The Company believes a strategic alliance would benefit shareholder value, further validate its technology, and provide additional resources to conduct an expanded clinical trial program. The Company anticipates the clinical trials planned to begin later in 2005 will be undertaken in conjunction with a strategic alliance. The timing and/or success of these efforts can not be predicted or assured but the Company is committed to achieving this goal.

The FDA has published a series of regulations and guidelines that establish procedures to expedite the development and approval process for drugs intended to treat life-threatening and severely-debilitating illnesses, such as cancer, and that address unmet needs. These FDA initiatives include such programs as Fast Track Drug Designation, Accelerated Approval, Priority Review and Expanded Access. In late 2005, the Company plans to meet with the FDA to discuss the potentially pivotal trial design in multiple myeloma, including plans for potential expedited review and approval. The Company currently plans to file for an NDA in 2007 using data obtained from its multiple myeloma program. Additional NDA filings will be pursued in 2007/2008 based upon additional trials in one or more specific indications. It should be noted that GCS-100, whether delivered intravenously or by other methods, may not prove effective in treating cancer in humans, be safe at higher doses or be granted accelerated or other approvals by the FDA.

The Company has retained ARS, Inc., a contract research organization (CRO), to provide data management, medical writing and biostatistical analysis. Consultants provide medical and safety monitoring and regulatory services. The Company provides its own clinical site management and monitoring of its trials.

In March 2004, we opened our own laboratory which has enabled us to conduct much of the process development work ourselves that we previously used third parties to conduct. Additionally, the lab has and will continue to provide data that increases our knowledge of GCS-100’s activity. We will also be able to expedite the assessment of potential new drug candidates.

The estimated amount expended by the Company during the fiscal years ending December 31, 2004, 2003 and 2002 on Company sponsored research and development activities was approximately $193,000, $64,000, and $107,000, respectively, exclusive of amounts totaling $1,588,000, $1,782,000, and $2,606,000, respectively, paid to consulting companies or clinical research organizations.

Pipeline Development

In addition to expanding the clinical trial program for GCS-100 during 2005, the Company intends to devote resources to adding one or more drug candidates. The Company recently initiated a pre-clinical program to develop an oral version of GCS-100, which is being developed in addition to the current I.V. formulation of GCS-100LE. The Company believes that developing an oral formulation of GCS-100 may benefit both its cancer drug development program and other potential therapeutic applications outside of oncology.

As part of the Company’s efforts to expand its pipeline, emphasis will focus on exploring the therapeutic potential of existing compounds in diseases other than their original indication and/or adding new compounds, either licensed from outside sources or developed internally. For example, although the Company is currently focused on oncology, it believes GCS-100 may have applications outside oncology in areas in which immune response and angiogenesis play a role and intends to explore these in the future. The Company believes the development of an oral formulation of GCS-100 may be beneficial in evaluating GCS-100 in these indications.

The Company is looking to enter into a strategic alliance or partnership in 2005. Upon consummating a strategic alliance, the Company will seek to add at least one new compound to its pre-clinical development program during the next 12 months. Priority will be given to drug candidates which provide therapeutic activity in diseases that are life threatening or debilitating, have an unmet medical need and for which Phase I clinical trials can be initiated in a relatively short period of time and that primarily exploit some aspect of glycobiology and/or oncology.

SafeScience Products, Inc.

Historically, SafeScience Products developed agriculture products and developed, marketed and distributed chemically-safe consumer and commercial products.

In the agricultural area, SafeScience Products developed and/or licensed products that included a plant defense booster (Elexa), approved by the U.S. Environmental Protection Agency (the “EPA”) for application to crops and other plants against certain fungal diseases. An additional insecticidal product (Bb447) was developed against both indoor and outdoor insect pests and received conditional EPA approval. We sold the Elexa product line to a third party in June 2004 on certain agreed terms, including potential royalty payments. We have terminated our development of Bb447 and the license arrangement with the University of Florida. The Company will seek to sells its conditional EPA registration to Bb447 to any subsequent licensee. We do not expect to receive material payments for the sale of our agricultural products area.

Manufacturing; Source of Materials

The Company has established manufacturing relationships with two firms, Johnson Matthey Pharma Services, Inc. and Hyaluron, Inc. for the production of GCS-100. The Company believes its current relationships will provide the capability to meet its anticipated requirements for GCS-100 for the foreseeable future. The Company believes there are a number of manufacturers, subject to audit, that are capable of manufacturing GCS-100. The Company conducts qualification audits on its contract-manufacturing vendors and performs periodic audits to assure continued cGMP compliance.

Materials and components are sourced from selective suppliers. Raw material for the manufacture of GCS-100 is available from a number of suppliers; however, the Company would be required to audit any new suppliers. The Company has good working relationships with its current manufacturers and suppliers. Nonetheless, the Company does not have long term arrangements with its manufacturers or suppliers and the Company’s research and development efforts could be disrupted if the current manufacturers would have to be replaced.

Government Regulation

Certain of the Company’s activities are subject to extensive federal and state laws and regulations controlling the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products. Pharmaceutical products are subject to regulation as drugs by the FDA. Pharmaceutical products are also regulated in most foreign countries by similar governmental agencies in those countries. Substantial costs will be incurred to meet these regulatory requirements. These include costs to manufacture product candidates in accordance with current regulatory requirements, perform toxicity studies in animals, conduct human safety and efficacy trials, and prepare and file registration documents with applicable regulatory agencies. There are no assurances that the Company will receive necessary approvals despite completion of regulatory filings.

Pharmaceutical Regulation

The drug approval process in most countries, including the U.S., consists of several steps that all new drugs must follow. These steps include:

1.	Conducting preclinical research to provide a rationale for product testing in humans and to establish product safety in animals.

2.	Developing a manufacturing process that results in a safe and potent product that can supply the intended commercial market.

3.	Performing human clinical trials (Phase I, Phase II and Phase III) which demonstrate safety and efficacy.

4.	Responding to post-approval commitments by regulatory agencies to further study the safety and/or efficacy of the product.

The FDA, or similar foreign regulatory agencies, may impose post-approval requirements (known as Phase IV) on the applicant to further study safety and/or efficacy of the product. The applicant is also required to conduct post-marketing surveillance and is subject to periodic reporting requirements on its drug product.

FDA Regulation

Human clinical trials are generally conducted in three phases, normally involving progressively larger numbers of patients. Phase I clinical trials are conducted primarily to learn more about the safety of a drug by determining the drug’s side effects as well as its metabolism and pharmacologic action. Typically Phase I cancer trials involve 20-40 patients and may take a year or longer to complete.

Phase II clinical trials will usually be conducted if Phase I trials have demonstrated that a drug has an acceptable safety profile and does not cause toxicities that are unmanageable. The primary objectives of Phase II trials are to continue to evaluate the safety of a drug and to determine whether the drug is effective in treating the disease or condition for which it is intended. Phase II studies may take a year or longer and can involve 200 or more patients for each type of disease tested and can involve several sets of trials (II(a), II(b), etc.). These studies are sometimes randomized controlled trials that include people whose health is impaired.

Phase III clinical trials are designed to statistically define the efficacy of the drug as well as collect additional safety and efficacy information that will support FDA approval so that the drug can be marketed. Phase III trials generally involve hundreds of patients, usually at multiple sites, with the objective of expanding on the research carried out in Phase II. Results of these studies will be integrated into the drug’s package insert. Data will include safety and efficacy and may demonstrate how the drug compares with existing, approved drugs for a particular indication.

The FDA has developed regulations designed to expedite the development, evaluation and marketing of drugs intended to treat life-threatening and severely-debilitating illnesses, such as cancer. These FDA initiatives include Fast Track Drug Designation, Accelerated Approval, Priority Review and Expanded Access programs. The Company’s current regulatory strategy is to seek FDA approval through a strategy that accesses the time-saving potential afforded by one or more of these initiatives.

Prior to marketing a new drug, the Company must prepare and submit an NDA for review and approval by the FDA. In this step, all the information generated in the clinical trials, along with preclinical, chemistry, manufacturing and controls, pharmacokinetic data and labeling will be submitted to the FDA for review. The drug will be approved for marketing if FDA agrees that the drug shows acceptable safety and adequate efficacy.

Subsequent to, or as a condition of FDA approval, the FDA may impose requirements to conduct Phase IV, post-approval studies designed to further understand the safety and/or efficacy of a drug. The applicant is also required to conduct post-marketing surveillance and is subject to periodic reporting requirements on its drug product. The time required to complete all of these steps averages seven years, but often takes significantly longer. There is no assurance that the Company will ever receive FDA approval of any of its products.

Competition

The Company faces significant competition from firms currently engaged in the pharmaceutical and biotechnology industries.

GCS-100, the Company’s drug candidate being developed for the treatment of various forms of cancer, addresses markets which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery platforms, including but not limited to small molecules, protein-based drugs, liposome technology, and genomics. The drug development industry is intensely competitive. According to industry surveys, there are approximately over 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. According to the Pharmaceutical Research and Manufacturers of America or PhRMA, approximately 170 pharmaceutical and biotechnology companies and the National Cancer Institute are conducting these efforts. It is estimated that 100 biotechnology companies have more than 100 drug candidates in later stages of clinical development than GCS-100 for acute, life threatening disease, and late stage disease, and that over forty percent of these drug candidates are being developed to treat various types of cancer. Many of the Company’s actual or potential competitors have significantly greater financial resources and/or drug development experience than the Company has. Other drugs with similar clinical effects to GCS-100 are already in development by other companies, some of which may be carbohydrate based. Other companies may successfully develop such drugs in the future.

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

Patent Status and Protection of Proprietary Technology

On January 26, 2001, the Company executed an agreement, which was amended on May 14 and November 7, 2001 and September 12, 2003, with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company’s existing patent portfolio, surrounding GCS-100. Pursuant to this agreement, the Company made license payments totaling $1,935,000. Additional payments of up to $3,000,000 are contingent upon reaching future commercialization milestones.

The Company granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 250,000 shares of common stock at $6.90 that are fully vested.

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

David Platt, the Company’s former Chairman, CEO and Director, has granted the Company’s IGG subsidiary an exclusive, world-wide license, including the right to sublicense, for all products covered by certain patents, (if and when granted) or patent applications that he has developed (including patent applications related to GCS-100). Pursuant to the license agreement, the Company has relinquished one of the patent applications that does not relate to GCS-100 in six foreign jurisdictions. David Platt is responsible for the prosecution of patent applications under the license agreement. The Company is responsible for payment of all costs connected with obtaining and maintaining the patents. In the case of GCS-100, David Platt is entitled to a royalty of 2% of all net sales, subject to a minimum royalty payment of $50,000 per year. A $50,000 license payment to David Platt was accrued at December 31, 2004 and paid in January 2005.

The Company owns, or is the exclusive licensee of, all of its intellectual property. This intellectual property includes 13 issued US patents that have expiration dates ranging from 2013 to 2022; five of these 13 patents relate to GCS-100. The intellectual property also includes seven foreign patents having expiration dates ranging from 2015 to 2017. Four of these seven foreign patents relate to GCS-100. The Company’s intellectual property further includes 13 pending US patent applications, of which 12 relate to GCS-100; and 51 pending foreign patent applications of which 40 relate to GCS-100. As the Company develops GCS-100, it may discover more about GCS-100, which will require additional patent prosecution. Thus, the Company continually evaluates its technology to determine whether to make further patent filings.

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

In January 2005, the Company was informed that Pro-Pharmaceuticals, Inc., of which David Platt is CEO and Chairman, made a request to the U.S. Patent and Trademark Office to reexamine one of the Company’s patents. This patent claims the use of carbohydrates that binds to galectins, including GCS-100, prior to or in combination with chemotherapy or surgery for the treatment of cancer. Please see “Item 3. Legal Proceedings” for greater detail concerning this request for reexamination.

Uncertainties Associated with Research and Development Activities

The Company intends to continue its research and development activities on GCS-100. Research and development activities, by their nature, preclude definitive statements as to the time required and costs involved in reaching certain objectives although the costs of these activities will be significant. If research and development requires more funding than anticipated, the Company will have to reduce product development efforts or seek additional financing. There can be no assurance that the Company would be able to secure any necessary additional financing to fund future research and development or that such financing would be available on favorable terms.

Dependence Upon Key Personnel

The Company relies greatly in its efforts on the services and expertise of its current senior officers: Bradley J Carver, CEO, President, Treasurer and Interim Chairman of the Board of Directors; and John W. Burns, Senior Vice President, Chief Financial Officer and Secretary and member of the Board of Directors. The operation and future success of the Company could be adversely affected in the event the Company were to lose either of their services.

Employees

At December 31, 2004 the Company had 16 full-time employees. As of March 28, 2005 the Company had 17 full-time employees. Under the Company’s current clinical trial and business plan, it may add over 12 additional employees over the course of the next two years, as needs develop.

Consultants

The Company’s clinical, regulatory and scientific research and development team has grown by recruiting consultants with biotechnology industry expertise. Each consultant has many years of experience in specific areas of drug development, including clinical, pre-clinical, toxicology, regulatory, quality control and analytical development.

During 2004, we recruited additional members to our development team, both full-time employees and consultants, and to our Scientific Advisory Board with diverse and complementary industry experience to assist management in the design of clinical trials, compliance with the regulatory process of the FDA, manufacturing and scientific development.

ITEM 2.	PROPERTIES.

The Company’s offices are located at the Park Square Building, 8th Floor, 31 St. James Avenue, Boston, Massachusetts 02116. The Company leases a total of 9,222 square feet of office space. This lease expires in March 2010. The Company’s laboratory occupies 3,123 square feet of leased space located at Building 600, One Kendall Square, Cambridge, Massachusetts 02139. This lease expires in January 2007.

ITEM 3.	LEGAL PROCEEDINGS.

Platt Litigation.    On January 29, 2004, David Platt commenced suit against the Company and certain current and former directors of the Company in the Massachusetts Superior Court, Suffolk County. In his Complaint, Platt seeks damages for alleged breach of his severance agreement with the Company, including the failure to pay approximately $180,000 in severance benefits and alleged breaches in connection with maintenance by the Company of certain restrictions on Platt’s sale of stock. The Complaint further asserts claims against certain current and former directors of the Company for alleged breaches of fiduciary duty in failing to assist in the removal of restrictive legends on David Platt’s shares. Platt also purports to state claims for double or treble damages, as well as attorney fees, under General Laws Chapter 93A, Section 11, the Massachusetts Unfair Trade Practice Act. The case has been assigned under case number 04-0398 and will be heard in the Business Litigation Session of the Suffolk County Superior Court. The Company believes these claims are without merit.

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

On June 21, 2004, the Company added a supplemental counterclaim against David Platt and Pro-Pharmaceuticals for injurious falsehood, unfair competition and unfair and deceptive acts relating to statements made by Pro-Pharmaceuticals regarding certain foreign patent applications the Company discontinued prosecuting and contractually returned to David Platt. The Company seeks injunctive relief and monetary damages.

Discovery is proceeding in this matter. A trial is not expected until early 2006.

Re-examination.    On January 28, 2005, the Company was informed that Pro-Pharmaceuticals made a request to the U.S. Patent and Trademark Office, or USPTO, to reexamine the Company’s U.S. Patent 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies” (the “‘306 Patent”) issued in January 2004 to challenge the claims of that patent. This request does not affect the Company’s plans for development or commercialization of GCS-100, regardless of its outcome. The ‘306 Patent was thoroughly reviewed by the USPTO and the Company believes it was properly issued.

Re-examinations can be requested by any party and are frequently requested by parties who believe their ability to commercialize a product may be adversely affected by an issued patent and who wish to challenge claims in the patent. The ‘306 Patent broadly claims the use of carbohydrates that bind to galectins, including GCS-100, prior to or in combination with chemotherapy or surgery for the treatment of cancer. Pro-Pharmaceuticals, Inc. has publicly stated that its lead drug candidate, Davanat®, which is a carbohydrate, binds to galectins and is used in combination with chemotherapy.

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

Platt License.    The Company was engaged in an arbitration with David Platt regarding a license agreement between the Company and Platt which the Company initiated in January 2004 and which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2004. On November 11, 2004, the arbitrator issued a decision favorable to the Company which found that Platt had breached the license agreement dated January 7, 1994, as amended (the “License Agreement”), by filing a patent application (U.S. application 10/041,350 (the “‘350 Application”), an application covered by the license) without having informed the Company and affirmed the Company’s position that the ‘350 Application is also covered by the license. The arbitrator rejected Platt’s contention that the Company had breached the License Agreement and refused to terminate the License Agreement, as Platt had requested. Instead, the arbitrator found that the Company retained its exclusive rights to commercialize the licensed technology. The arbitrator allowed Platt to continue prosecuting the licensed patent applications in which he is listed as inventor, finding that Platt had not relinquished his right as inventor to control prosecution of the applications under the License Agreement. Prosecution of the applications is for the benefit of the Company, which retains exclusive rights to develop and commercialize them.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

The Company’s securities trade on the Nasdaq (Small Cap) market under the symbol GLGS. The following table shows the high and low sales prices of the Company’s common stock during 2003 and 2004 after giving retroactive effect to the 1-for-6 reverse stock split effected by the Company on December 21, 2004:

	SALES
	High	Low
QUARTER ENDED
2003
March 31	$3.00	$1.08
June 30	8.34	1.80
September 30	11.70	2.70
December 31	12.60	6.60
2004
March 31	10.32	5.22
June 30	6.30	2.52
September 30	4.02	2.22
December 31	3.78	2.04

(b)  Holders

As of December 31, 2004, the Company had 455 holders of record of its common stock. This number does not include those beneficial owners whose securities are held in street name. The total number of stockholders is estimated to be approximately 9,300.

(c)  Dividends

The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay cash dividends on the common stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

(d)  Sales of Unregistered Securities

Set forth in chronological order below is information regarding the number of shares of capital stock issued by the Company during the three months ended December 31, 2004 not previously disclosed on a Current Report on Form 8-K.

None

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected financial data presented below has been derived from the consolidated financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data set forth below for the fiscal years ended December 31, 2002, 2003 and 2004 and the consolidated balance sheet data as of December 31, 2003 and 2004 are derived from the Company’s consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors, for the fiscal years ended December 31, 2001, 2002, 2003 and 2004 of which the consolidated financial statements for the year ended December 31, 2001 are not included in this Annual Report on Form 10-K and the consolidated financial statements for the years ended December 31, 2002, 2003 and 2004 are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2000 as well as the consolidated balance sheet data as of December 31, 2000 are derived from the consolidated financial statements audited by Arthur Andersen LLP not included in this Annual Report on Form 10-K. The information shown below may not be indicative of the Company’s future results of operations.

	As of December 31,
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash and cash equivalents	$2,547,353	$7,977,910	$6,299,006	$3,193,575	$2,245,790
Working capital	1,768,337	5,703,600	5,541,248	2,130,785	828,605
Total assets	5,779,117	8,888,436	7,129,563	3,964,753	3,105,176
Other equity(1)	866,216	15,091,827	—	—	—
Stockholders’ equity (deficit)(1)	1,845,751	(8,927,246)	6,039,408	2,600,306	1,346,010

	Year Ended December 31,
	2000	2001	2002	2003	2004
Statement of Operations Data:
Research and development(2)	$6,182,150	$4,291,064	$1,961,033	$4,081,944	$5,160,008
General and administrative	4,093,507	4,045,088	3,838,348	3,574,268	5,056,146
Restructuring charge (credit)(3)	1,478,956	(177,283)	—	—	—

Total operating expenses	(11,754,613)	(8,158,869)	(5,799,381)	(7,656,212)	(10,216,154)

Other income (expense):
Equity in loss of SafeScience Newco, Ltd.(4)	—	(14,188,470)	(4,418,206)	—	—
Interest income	216,842	187,721	96,056	25,457	34,103
Other income (expense)	(243,373)	(33,345)	7,354	8,554	57,335

Total other income (expense)	(26,531)	(14,034,094)	(4,314,796)	34,011	91,438

Loss from continuing operations	(11,781,144)	(22,192,963)	(10,114,177)	(7,622,201)	(10,124,716)
Loss from discontinued operations(5)	(5,489,167)	(533,200)	—	—	—

Net loss	(17,270,311)	(22,726,163)	(10,114,177)	(7,622,201)	(10,124,716)
Accretion of preferred stock dividends(6)	—	(404,273)	(2,725,387)	(426,481)	(457,585)

Net loss applicable to common stock	$(17,270,311)	$(23,130,436)	$(12,839,564)	$(8,048,682)	$(10,582,301)

Basic and diluted net loss per common share from continuing operations	(3.86)	(4.91)	(2.07)	(1.18)	(1.15)
Basic and diluted net loss per common share from discontinued operations	(1.80)	(0.12)	—	—	—

Basic and diluted net loss per common share	(5.66)	(5.03)	(2.07)	(1.18)	(1.15)

Weighted average number of common shares outstanding	3,052,470	4,602,000	6,188,932	6,811,597	9,221,570

For a more detailed discussion regarding uncertainties see Note 1 of the Notes to Consolidated Financial Statements. For more detailed discussion of significant items that materially affect the comparability of the information reflected above, please refer to the following footnotes of the financial statements contained herein:

(1)	Other equity in 2000 includes the value of 729,445 shares issued upon the cashless exercise of an adjustable warrant, which was recorded in an amount equal to the fair market value. Other equity in 2001 includes the fair value of Series A, B and C preferred shares. On April 15, 2002, provisions of the Series B and C stock agreements that could result in the redemption of such shares for cash at the option of the holder were amended, and, accordingly, the Company reclassified the Series B and C preferred stock. In connection with the termination of the Company’s joint venture agreement with Elan on December 18, 2002, the feature of the Series A preferred stock enabling the holder to exchange such shares into assets of the Company was cancelled, and, accordingly, the Company reclassified the Series A preferred stock to stockholders’ equity.

(2)	Research and development expenses in 2001 and 2002 exclude research and development costs incurred by SafeScience Newco, Ltd. The Company’s share of such costs is included with the Company’s Equity in loss of SafeScience Newco, Ltd. See Note 3 of the Notes to Consolidated Financial Statements.

(3)	Restructuring charge (credit) in 2000 reflects the Company’s reduction of the scope of operations in consumer and industrial products, resulting in a charge in 2000 including severance and related expenses and a credit in 2001.

(4)	Equity in loss of SafeScience Newco, Ltd. reflects the Company’s share of the losses of SafeScience Newco, Ltd. during the period July 10, 2001 through December 18, 2002. See Note 3 of the Notes to Consolidated Financial Statements.

(5)	Discontinued operations reflect the cost of the discontinuance of consumer and industrial products effective November 2000.

(6)	See Note 5 of the Notes to Consolidated Financial Statements regarding the accretion of dividends on preferred stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

GlycoGenesys, Inc. is a biotechnology company focused on carbohydrate-based drug development. Our lead drug candidate, GCS-100, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for colorectal cancer in March 2001 and completed a Phase II(a) clinical trial for pancreatic cancer in April 2002. We began a Phase I dose escalation trial in February 2002 dosing in patients at up to 80 mg/m2 and announced the results of this trial in October 2003.

In May 2004, the Company initiated a Phase I dose escalation trial in multiple solid tumor indications evaluating GCS-100LE, a low ethanol formulation of GCS-100, at Sharp Memorial Hospital, Clinical Oncology Research in San Diego. Two additional centers for this trial were initiated in January 2005: the University of Arizona at Tucson and Scottsdale, AZ. In addition, the first trial of a two-trial program in multiple myeloma at Dana-Farber Cancer Institute in Boston, MA, was initiated in March 2005; the second trial is expected to begin in late 2005/early 2006. We plan to begin a Phase I/II trial in chronic lymphocytic leukemia (CLL) in mid-2005 and a Phase II solid tumor trial with GCS-100LE in late 2005 which may test GCS-100LE in combination with an approved cancer therapy.

During 2004, we enhanced our intellectual property portfolio surrounding GCS-100LE and other carbohydrates, including having been issued a patent by the United States Patent and Trademark Office for the use of carbohydrates, including GCS-100, in combination with chemotherapy and radiation, and the issuance by the European Patent Office of a patent for the oral use of modified citrus pectin, including GCS-100, to treat cancer. Also, in 2004, we advanced our preclinical and analytical development of GCS-100LE, some of which was presented on our behalf at the American Society of Hematology’s (ASH) meeting in December 2004 in a poster session. The material presented at ASH supports the scientific rationale for our bloodborne clinical trial program in 2005. In addition, during 2004, we have recruited additional members to our development team, both full-time employees and consultants, and to our Scientific Advisory Board with diverse and complementary industry experience to assist management in the design of clinical trials, compliance with the regulatory processes of the FDA, manufacturing and scientific development.

Our clinical trial program using GCS-100LE expanded in March 2005 with the initiation of a Phase I/II dose escalation trial of GCS-100LE as a monotherapy and in combination with a standard therapy in multiple myeloma and is planned to further expand in mid-2005 with a Phase I/II dose escalation trial of GCS-100LE as a monotherapy and in combination with a standard therapy in CLL. Each trial is planned to enroll between 15 and 25 patients. Potentially pivotal Phase II trials are planned for testing GCS-100LE’s safety and efficacy in multiple myeloma in late 2005/early 2006. We will determine the cancer indications for our Phase II solid tumor clinical trial program based on an evaluation of all pre-clinical and clinical data, as well as considering the current unmet clinical needs and the shortest timeline for approval. Our clinical trial program is subject to our having sufficient financial resources. This Phase II program could enroll over 250 patients.

At the end of 2004, we had $2.2 million of cash available, however, we entered into a financing in March 2005 resulting in $1.9 million of net proceeds and commitments to receive additional funds of approximately $4.2 million in net proceeds subject to shareholder approval which approval will be requested in May 2005. As of March 28, 2005, we have $2.9 million of cash on hand. Research and development expenses in 2005 are expected to be significantly higher than in 2004 primarily due to the planned clinical trial program for GCS-100 which is more extensive than 2004. The Phase I and I/II trials described in the previous paragraphs may cost approximately $4 million and the Phase II trials described in the previous paragraphs may cost approximately $11 million. The amount of clinical trial expense incurred in 2005 will depend on the timing of such trials in 2005. We expect payroll expenses to increase as we begin hiring additional staff members, adding approximately 12 persons over the next two years. Hires will include laboratory, quality, clinical and support positions. G&A expenses are expected to decrease primarily due to reduced legal cost estimates. We believe that our financial risks will be somewhat higher as 2005 unfolds as we incur a higher committed cost base due to making commitments to conduct additional clinical trials, hiring additional staff and preparing for potential pre-pivotal meetings with the FDA.

We must raise significant additional funds to move forward in the product development/clinical trial process for GCS-100. Our financial strategy for 2005 and beyond is to secure the necessary financial resources to pay for the development of GCS-100LE through a combination of partnering with a biotechnology or pharmaceutical company and raising funds in the capital markets. The Company is committed to executing a strategic alliance or partnership for the development of GCS-100 by mid-2005.

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

Results of Operations:    Year Ended December 31, 2004 versus Year Ended December 31, 2003

We had a net loss applicable to common stock of $10,582,301 for the year ended December 31, 2004 versus a net loss applicable to common stock of $8,048,682 for the year ended December 31, 2003. The net loss applicable to common stock for the year ended December 31, 2004 included a charge of $457,585 for dividends accreted on our Series B convertible preferred stock compared to a charge of $426,481 for dividends accreted for the year ended December 31, 2003.

Research and Development Expenses—Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we formerly developed nontoxic agricultural products. Both areas are, or were, in the research and development phase and explanations of the changes in both areas from year-to-year are described in this section.

Total research and development expenses for the year ended December 31, 2004 increased by approximately $1,078,064, or 26%, from the year ended December 31, 2003.

Total GCS-100 development expenses of $5,103,186 for the year ended December 31, 2004 represent an increase of $1,244,765, or 32%, from the $3,858,421 of expenses incurred during the year ended December 31, 2003. This increase is primarily attributable to increases of approximately (i) $367,000 of production costs for GCS-100 for clinical trials, (ii) 306,000 for laboratory operations, (iii) $277,000 for clinical trial expenses, (iv) $227,000 in consulting expense, (v) $225,000 for payroll expense, (vi) $84,000 for royalties and (vii) $69,000 of travel expenses, partially offset by reductions of $142,000 in preclinical expenses, $96,000 of analytical methods expenses and $87,000 in regulatory expense. We believe our development expenses for 2005 will increase significantly as a result of additional clinical trials.

Research and development expenses for Elexa-4 and Bb-447, our agricultural compounds, which consisted primarily of wages, consulting, development expense, and license fees, decreased $166,702, or 75%, to $56,822 for the year ended December 31, 2004 from $223,524 for the year ended December 31, 2003. The decrease reflects the Company’s sale of the Elexa product line and termination of Bb447 development.

General and Administrative Expenses—General and administrative expenses increased to $5,056,146 for the year ended December 31, 2004 from $3,574,268 for the year ended December 31, 2003, an increase of $1,481,878, or 41%. This increase was principally attributable to increases of $880,000 of legal expenses related to arbitration, litigation and intellectual property protection, $338,000 of consulting fees, payroll expenses of $156,000 and $143,000 for public and investor relations activities.

Interest Income—Interest income increased to $34,103 for the year ended December 31, 2004 from $25,457 for the year ended December 31, 2003, an increase of $8,646, or 34%. This increase is attributable to an increase in cash available for investment and higher rates of return on those investments.

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

Total GCS-100 development expenses of $3,858,421 for the year ended December 31, 2003 represent a decrease of $1,980,099 from the $5,838,520 of expenses incurred during the year ended December 31, 2002. This decrease is primarily attributable to a reduction of license fees paid to Wayne State University of $795,000 and non-cash research and development expenses of $615,000 in connection with warrants issued to Wayne State University and the Barbara Ann Karmanos Cancer Institute to purchase common stock that vested during 2002. Cost of managing our clinical trials decreased $957,000, or 77%, to $288,000 during the year ended December 31, 2003 from $1,245,000 for the year ended December 31, 2002, primarily due to completion of the field work on both the colorectal and pancreatic trials. These reductions were partially offset by increased production costs for GCS-100 of $401,000 to create inventory for future trials.

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

Research and development expenses for Elexa-4 and Bb-447, our former agricultural compounds, which consisted primarily of wages, consulting and license fees, decreased $120,877, or 35%, to $223,523 for the year ended December 31, 2003 from $344,400 for the year ended December 31, 2002. The decrease reflects the Company’s de-emphasis of its agricultural products.

General and Administrative Expenses—General and administrative expenses decreased to $3,574,268 for the year ended December 31, 2003 from $3,838,348 for the year ended December 31, 2002, a decrease of $264,080, or 7%. This decrease is principally attributable to reductions of approximately (i) $370,000 in professional fees, (ii) $98,000 in investor relations expenses, (iii) $55,000 in office-related expenses, (iv) $49,000 in outside consulting expenses, (v) $43,000 in non-cash expenses, (vi) $37,000 in annual report costs and (vii) $17,000 in travel expenses. These decreases were partially offset by (i) increased payroll expense of $228,000, (ii) $163,000 of expenses charged to SafeScience Newco and included as a component of equity in loss of SafeScience Newco and (iii) a premium increase of $134,000 for director and officer liability insurance.

Interest Income—Interest income decreased to $25,457 for the year ended December 31, 2003 from $96,056 for the year ended December 31, 2002, a decrease of $70,599, or 73%. This decrease was attributable to a reduction in cash available for investment and lower rates of return on those investments.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily with the proceeds from equity securities totaling approximately $76.2 million. For the year ended December 31, 2004, the Company’s operations utilized cash of approximately $9,579,000, primarily to fund the operating loss. This use of cash was offset by equity financings that resulted in net proceeds of approximately $8,808,000 to the Company. In 2003, the Company’s operations utilized cash of approximately $7,052,000, which was offset by equity financings that resulted in net proceeds of approximately $4,166,000.

Capital expenditures for the years ended December 31, 2003 and 2004, which totaled $178,836 and $176,769, respectively, primarily related to laboratory, computer and office equipment. The Company has no significant commitments for the purchase of equipment, product manufacturing facilities or marketing efforts at present. The Company leases office facilities under an operating lease that ends in March 2010 and laboratory space under an operating lease that ends in January 2007. Combined rent expense for these spaces will be approximately $384,000 in 2005. The Company anticipates that its current offices and lab will be adequate for its space requirements for the foreseeable future.

The Company has retained ARS, Inc., a contract research organization (“CRO”), to help support its clinical trial program. ARS, together with consultants, provide data management, medical and safety monitoring, safety management, medical writing, biostatistical analysis and regulatory services. The total costs remaining for CRO and consultants services are estimated to be approximately $450,000 including fixed and variable costs for the current Phase I dose escalation monotherapy solid tumor trial. This cost is expected to be paid through the fourth quarter of 2005. The CRO and consultant costs for the Phase I/II dose escalation multiple myeloma trial beginning in the first quarter of 2005 and continuing through the first quarter of 2006 are estimated at $675,000 including fixed and variable costs. The CRO and consultant costs for the Phase I/II dose escalation CLL trial beginning in mid-2005 and continuing through the second quarter of 2006 are estimated at $675,000 including fixed and variable costs. The CRO and consultant costs for the Phase II solid tumor trial beginning in late 2005 and continuing into the fourth quarter of 2006 are estimated at $850,000 including fixed and variable costs. Assuming positive clinical data from the Phase I/II dose escalation multiple myeloma trial, the CRO and consultant costs for the potentially pivotal multiple myeloma trial beginning in late 2005 or early 2006 and continuing through the second quarter of 2007 are estimated at $1,900,000 including fixed and variable costs.

There are additional non-CRO costs associated with planned future clinical trials of approximately $20,000 per patient. The Company expects to incur approximately $4 million in clinical trial expenses during 2005. The Company expects to incur substantial additional operating costs, including costs related to ongoing and planned research and development activities and preclinical studies during 2005.

The Company will seek to expand its product pipeline upon completing a strategic alliance or partnership. Potential new product candidates will either be developed internally or licensed by the Company. The cost related to the development of new product candidates is projected to be in the range of $100,000 to $250,000 during the next twelve months, although this amount could be higher.

As of December 31, 2004, the Company’s cash and cash equivalents were approximately $2,246,000, as compared to approximately $3,194,000 as of December 31, 2003. In March 2005, the Company received commitments of approximately $6.0 million in net proceeds from the sale of preferred stock and warrants to purchase common stock. In March 2005, the Company closed on approximately $1.9 million of net proceeds and will close on the remaining $4.2 million of net proceeds subject to shareholder approval which approval will be requested in May 2005 and customary closing conditions. The Company has secured letters of credit in the aggregate amount of $148,128 which is held as security for deposits required by its lease of office and lab space. The Company has no other commercial financing sources at present but may seek such sources in the future. It is not known whether additional funds could be borrowed from stockholders or other sources.

As of March 28, 2005, the Company’s cash and cash equivalents were approximately $2,883,284.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of March 28, 2005, the Company has commitments of approximately $4.2 million from investors for the sale of convertible preferred stock and warrants to purchase common stock, subject to shareholder approval which will be requested in May 2005 and customary closing conditions. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management may prioritize research activities to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

The Company believes that its existing funds and commitments will be sufficient to fund its operating expenses and capital requirements through the third quarter of 2005 consistent with prioritizing R&D expenditures. The Company intends to consummate a strategic alliance with a larger biotech or pharmaceutical company and, as needed, raise additional equity financing in the capital market.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Payment Obligations

Our future, noncancellable, contractual commitments, are summarized in the following table:

	2005	2006	2007	2008	2009	Thereafter
	(in thousands)
Lease Payments(1)	384	391	284	284	284	71
Purchase Obligations	61	—	—	—	—	—
License Payments(2)(3)(4)	170	170	170	170	170	170

Total	$615	$561	$454	$454	$454	$241

(1)	Rental payments for office space at 31 St. James, Boston, Massachusetts 02116 and for laboratory space at One Kendall Square, Cambridge, Massachusetts 02139.

(2)	During 2001, the Company executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement grants the Company an exclusive world-wide license to patents, patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute.

In order to maintain its rights under this agreement, the Company may be required to make additional payments of up to $3,000,000 which are contingent upon reaching future commercialization milestones for GCS-100. Specifically, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application (“NDA”) submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the FDA approves an NDA of the Company covering GCS-100. In addition, the Company must pay $10,000 per month until FDA approval for GCS-100 is received, which payments are offset against the 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute the Company must pay on net sales of GCS-100.

(3)	In January 1994, the Company agreed that one of its founders, Dr. David Platt, would receive a royalty of 2% of net sales, in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement includes a requirement that the royalties paid in the ninth year of this agreement and all subsequent years meet a minimum requirement of $50,000. The Company accrued a $50,000 liability as of December 31, 2004, which was subsequently paid in January 2005.

(4)	Pursuant to the Company’s termination agreement with Elan regarding its SafeScience Newco joint venture, the Company acquired the preferred shares of SafeScience Newco held by Elan in exchange for a royalty interest on certain future revenues and payments related to GCS-100. The Company will be obligated to pay Elan a percentage on certain “net revenues”, which include license fees, milestone payments, royalties, net manufacturing profits, payments received in the disposition of GCS-100, particular research and development payments and premiums paid for the Company’s common stock. The Company will not be obligated to make any payments to Elan on payments the Company receives that are for reimbursement of direct expenses or contractually required to be used for certain research and development costs and for which the full time employee reimbursement rate does not exceed industry standards. In addition, if the Company directly markets GCS-100, the Company will be obligated to pay Elan a percentage on the “net sales” of GCS-100. However, all such payments on net revenues or net sales, if any, due to Elan will be offset by certain development costs incurred by the Company between the date of termination of the joint venture (December 18, 2002) and the date the Company enters into a partnering or other commercialization agreement.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of December 31, 2004, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at December 31, 2004, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $94.5 million of losses since our inception, including approximately $10.1 million for the year ended December 31, 2004. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	conduct additional and/or larger clinical trials;

•	conduct research and development on existing and new product candidates;

•	make milestone and royalty payments;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	prosecute and maintain existing and future patent applications and patents;

•	hire additional clinical, scientific and management personnel;

•	add operational, financial and management information systems and personnel; and

•	identify and potentially in-license additional compounds or product candidates.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds, together with existing commitments for additional funds, will be sufficient to fund our operating expenses and capital requirements through the third quarter of 2005, allowing us to continue the current Phase I dose escalation solid tumor monotherapy trial and initiate Phase I/II trials in multiple myeloma and CLL with GCS-100LE, a low ethanol formulation of GCS-100. We have commitments from existing investors to purchase securities that would result in $4.2 million in net proceeds. Those commitments are subject to the receipt of shareholder approval by June 1, 2005, and certain customary closing conditions. We cannot be certain we will receive these funds. We intend to raise additional capital through the sale of equity securities and through partnering with another biotech or pharmaceutical company to support our additional planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for the additional clinical trials in the capital markets or through partnering with a large biotechnology or pharmaceutical company, we will need to curtail our development efforts.

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

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

Our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2004 have been prepared on the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated March 29, 2005 that includes an explanatory paragraph stating that our recurring losses from operations, accumulated deficit of $94.5 million as of December 31, 2004, and our expectation that we will incur substantial additional operating costs for the foreseeable future, including costs related to ongoing research and development activities, preclinical studies and clinical trials, among other things, raise substantial doubt about our ability to continue as a going concern.

OUR FUTURE PROSPECTS ARE DEPENDENT ON THE RESULTS OF GCS-100 AND IF WE ARE UNSUCCESSFUL IN DEVELOPING GCS-100, WE DO NOT HAVE OTHER PRODUCTS WHICH ARE IN ACTIVE DEVELOPMENT.

While we plan to increase our portfolio of potential products, currently all of our attention and resources are directed to the development of GCS-100. If GCS-100 is ultimately ineffective in treating cancer, does not receive the necessary regulatory approvals or does not obtain commercial acceptance, we will be materially harmed.

WE ARE DEPENDENT ON THE SUCCESSFUL OUTCOME OF CLINICAL TRIALS FOR GCS-100 AND WILL NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE GCS-100 IF CLINICAL TRIALS ARE NOT SUCCESSFUL.

GCS-100 is not currently approved for sale by the FDA or by any other regulatory agency in the world, and GCS-100 may never receive approval for sale or become commercially viable. Before obtaining regulatory approval for sale, GCS-100 will be subjected to extensive preclinical and clinical testing to demonstrate safety and efficacy for a particular indication for humans in addition to meeting other regulatory standards. Our success will depend on the successful outcome of our clinical trials with GCS-100.

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that GCS-100 may cause, alone or in combination with another therapy, harmful side effects;

•	we may discover that GCS-100, alone or in combination with another therapy, does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we, the FDA, other similar foreign regulatory agencies or an institutional review board may suspend the clinical trials of GCS-100;

•	patient recruitment may be slower than expected;

•	patients may drop out of our clinical trials;

•	we may be unable to produce sufficient supplies in a timely fashion of GCS-100 for clinical trials; and

•	we may not receive Fast Track Drug Designation, Accelerated Approval, or Priority Review status by the FDA.

Given the uncertainty surrounding the regulatory and clinical trial process, we may not be able to develop safety, efficacy or manufacturing data necessary for approval of GCS-100. In addition, even if we receive approval, such approval may be limited in scope and hurt the commercial viability of such product. If we are unable to successfully obtain approval of and commercialize GCS-100, this would materially harm our business, impair our ability to generate revenues and adversely impact our stock price.

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A DEVELOPMENT PARTNER.

On December 18, 2002, we and Elan International Services, Ltd. (“EIS”) mutually terminated our joint venture and we acquired all of the outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS for the development of GCS-100. We must either fund the development of GCS-100 ourselves or with a new development partner. Our goal is to find a development partner in 2005. If we are unable to find a development partner, our ability to develop and commercialize GCS-100, and our prospects as a whole, will be materially harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 13 issued U.S. patents having expiration dates ranging from 2013 to 2022. Five of these 13 issued patents relate to GCS-100. We own or exclusively license seven foreign patents having expiration dates ranging from 2015 to 2017. Four of these seven foreign patents relate to GCS-100. We own or exclusively license 13 pending U.S. patent applications, of which 12 relate to GCS-100 and 51 pending foreign patent applications, of which 40 relate to GCS-100. As we develop GCS-100, we may discover more about it which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. Other than the reexamination of our U.S. Patent 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies”, we are not involved in any such litigation or proceedings, nor are we aware of any basis for such litigation or proceedings. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications, or which may remain intact following the reexamination of U.S. Patent 6,680,306.

A patent we exclusively license from Wayne State University and the Barbara Ann Karmanos Cancer Institute and patent applications we exclusively license from David Platt could become subject to an interference proceeding at the U.S. Patent and Trademark Office to determine priority between them. The U.S. Patent and Trademark Office is considering whether such a proceeding is appropriate. Under our license with David Platt, he has the right to prosecute the patent applications covered by the license and therefore we do not have ultimate control over the scope of claims that may issue from those patent applications.

Our potential products or business activities could be determined to infringe intellectual property rights of third parties despite our issued patents. Any claims against us or any purchaser or user of our potential products, including GCS-100, asserting that such product or process infringes intellectual property rights of third parties, if determined adversely to us, could have a material effect on our business, financial condition or future operations. Any asserted claims of infringement, with or without merit, could be time consuming, result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into royalty or licensing agreements, any of which could materially adversely affect our operating results. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim is successful against us and we cannot obtain a license to the relevant technology on acceptable terms, license a substitute technology or redesign our products to avoid infringement, our business, financial condition and operating results would be materially adversely affected.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES AND IF WE ARE UNABLE TO CONTINUE LICENSING THIS TECHNOLOGY OUR FUTURE PROSPECTS MAY BE MATERIALLY ADVERSELY AFFECTED.

We license technology, including technology related to GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with David Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales. To maintain our license with Wayne State University and the Barbara Ann Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Barbara Ann Karmanos Cancer Institute up to $3 million in milestone payments, $10,000 per month until FDA approval (which payments are offset against future royalties), 2% royalties on product sales, or 15% of certain non-royalty or R&D payments received from sublicensees and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2008.

The technology we license from third parties would be difficult to replace and the loss of this technology would materially adversely affect our future prospects.

WE ARE ENGAGED IN LITIGATION WITH DAVID PLATT AND PRO-PHARMACEUTICALS, INC. AND IF WE ARE UNSUCCESSFUL, WE MAY BE HARMED.

On January 29, 2004, David Platt commenced suit against us and certain of our current and former directors in the Massachusetts Superior Court in Suffolk County. In his Complaint, Platt seeks damages for alleged breach of his severance agreement with us, including the failure to pay approximately $180,000 in severance benefits and alleged breaches in connection with the maintenance by us of certain restrictions on Platt’s sale of stock. The Complaint further asserts claims against some of our current and former directors for alleged breaches of fiduciary duty in failing to assist in the removal of restrictive legends on David Platt’s shares. David Platt also purports to state claims for double or treble damages, as well as attorney fees, under the Massachusetts Unfair Trade Practice Act.

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

If we are unsuccessful in defending against David Platt’s claims or in prosecuting our counterclaims, we could be materially adversely affected.

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hyaluron, Inc. and Johnson Matthey Pharma Services, Inc. to manufacture GCS-100, Incell Corporation, LLC, Cambrex BioScience Walkersville, Inc. and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Quest Pharmaceutical Services, L.L.C., ITR Laboratories Canada, Inc. and ARS, Inc. in connection with pre-clinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as the University of Arizona, St. Bartholomew’s and the Royal London School of Medicine, and the Dana-Farber Cancer Institute.

Because we rely on third parties for much of our research and development work, we have less direct control over our research and development. We face risks that these third parties may not be appropriately responsive to our time frames and development needs and could devote resources to other customers. In addition, certain of these third parties may have to comply with FDA regulations or other regulatory requirements in the conduct of this research and development work, which they may fail to do.

IF THE THIRD PARTIES WE RELY ON FOR MANUFACTURING ARE UNABLE TO PRODUCE THE NECESSARY AMOUNTS OF GCS-100, DO NOT MEET OUR QUALITY NEEDS OR TERMINATE THEIR RELATIONSHIPS WITH US, OUR BUSINESS WILL SUFFER.

We do not presently have our own manufacturing operations, nor do we intend to establish any unless and until, in the opinion of management, the size and scope of our business so warrants. While we have established a manufacturing relationship with Hyaluron, Inc. and Johnson Matthey Pharma Services, Inc. to provide us with GCS-100 that we believe will provide the capability to meet our anticipated requirements for the foreseeable future, we have not entered into any long-term arrangements for manufacturing and such arrangements may not be obtained on desirable terms. For the foreseeable future, we will be dependent upon third parties to manufacture GCS-100.

Our reliance on independent manufacturers involves a number of risks, including the absence of adequate capacity, the unavailability of, or interruptions in, access to necessary manufacturing processes and reduced control over delivery schedules. Because our manufacturing process is still in a development stage, any changes made to a final commercial manufacturing process may present technical problems to an independent manufacturer. Third-party manufacturers may not comply with FDA regulations, or other regulatory requirements relating to the manufacturing of GCS-100, including compliance with current good manufacturing practice, or cGMP. We do not have control over, other than through contract, third-party manufacturers’ compliance with these regulations and standards. If our manufacturers are unable or unwilling to continue manufacturing GCS-100 in required volumes, we will have to identify acceptable alternative manufacturers. If we need to change manufacturers, these new manufacturers must meet FDA and foreign regulatory standards. The use of a new manufacturer may cause significant expense and interruptions in supply if the new manufacturer has difficulty manufacturing GCS-100 to our specifications. Further, the introduction of a new manufacturer may increase the variation in the quality of GCS-100.

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

We initiated a Phase I/II trial in multiple myeloma in March 2005. We believe, based on industry studies, there are, including GCS-100, approximately five drugs in Phase I, nine in Phase II and five in Phase III or in pre-registration for the treatment of multiple myeloma. In addition, GCS-100, if it receives FDA approval for treatment of multiple myeloma, will face competition from existing drugs approved or used to treat multiple myeloma. These drugs include vincristine, dexamethasone, prednisone, doxorubicin (Adriamycin), melphalan, etoposide, cytarabine, cisplatin, carmustine, cyclophosphamide, Celgene’s Thalomid and Millennium’s Velcade. The majority of the drugs are used in combination therapy in a variety of regimens.

In mid-2005, we also plan to initiate a Phase I/II clinical trial in chronic lymphocytic leukemia, or CLL. We believe based on industry studies, there are, other than GCS-100, approximately 1 drug in Phase I, 2 drugs in Phase II and 1 drug in Phase III or in pre-registration for the treatment of CLL. In addition, there are a number of clinical trials ongoing using a variety of approved chemotherapy agents in combination. If GCS-100 gains FDA approval for the treatment of CLL, it will face competition from approved therapies. Three commonly used chemotherapeutic drugs to treat CLL are chlorambucil, fludarabine and cyclophosphamide. In addition, a number of new approaches to treating CLL are being developed by competitors, including development of gene therapies, or DNA damage repair, tumor vaccines and monoclonal antibodies. Alemtuzumab (Campath®), a monoclonal antibody therapy, is the first of these new approaches to receive FDA approval for the treatment of CLL patients who have failed chemotherapy. Rituximab, another monoclonal antibody approved for use in certain types of non-Hodgkins lymphoma, also shows promise to be useful in treating CLL patients. As in many cancers, drugs to treat CLL are also being used and evaluated in combination which may provide them with a competitive advantage.

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

OUR BUSINESS IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATION AND FAILURE TO ACHIEVE REGULATORY APPROVAL OF OUR DRUG CANDIDATES WOULD HARM OUR BUSINESS.

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive pre-market approval by the FDA prior to any commercial sale of GCS-100 or any other drug candidate. Before receiving such approval we must provide pre-clinical data and proof in human clinical trials of the safety and efficacy of GCS-100 or any other drug candidates, which trials can take several years. In addition, we must show that we can produce GCS-100 or any other drug candidates consistently at quality levels sufficient for administration in humans. Pre-market approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA or other regulatory bodies may determine that additional clinical trials or pre-clinical data are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with GCS-100 or any other drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application. In order to sell GCS-100 in countries outside the U.S., similar regulatory approval as required by the FDA will be required by that country’s regulatory body.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 12 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 17 full-time employees. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of March 25, 2005, there were outstanding options to purchase 677,443 shares of common stock, at a weighted average exercise price of $5.99 per share and warrants to purchase 5,655,312 shares of common stock at a weighted average exercise price of $6.80 per share. Certain of these warrants have weighted average or full ratchet anti-dilution provisions which may result in the lowering of their exercise prices. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock is convertible into approximately 166.67 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. As of December 31, 2004, there were 632.763 shares of accrued but unpaid Series B preferred dividends. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of December 31, 2004 on the Series B preferred stock but no future dividends, a total of 1,847,834 shares of common stock. This amount of shares represents 18.3% of our common stock outstanding as of March 25, 2005. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

We have 2,000 shares of Series D preferred stock outstanding and commitments, subject to shareholder approval and customary closing conditions to issue an additional 4,500 shares of Series D preferred stock. The Series D preferred stock bears a cumulative 8% dividend payable quarterly in arrears in cash or shares of Series D preferred stock, at our option. Each share of Series D preferred stock currently converts into 1,000 shares of common stock, subject to full ratchet anti-dilution protection. Under such anti-dilution protection in the event of the issuance of common stock or securities convertible into common stock at a price per share below the Series D conversion price (currently $1.00), the Series D conversion price would automatically be lowered to the price at which such securities were issued. Certain issuances do not result in any adjustment of the Series D conversion price, including exercise or conversion of existing securities, issuance or exercise of options from our current equity compensation plans and securities issued in connection with strategic partnering transactions.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until February 4, 2004, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. We received a Nasdaq Staff Determination on November 16, 2004, that our securities are subject to delisting. On December 21, 2004, we effected a 1-for-6 reverse stock split. On January 6, 2005, we received a letter from Nasdaq stating that we complied with the minimum bid price requirement and all other continued listing requirements. Our stockholders’ equity was approximately $1.3 million as of December 31, 2004. Our market capitalization was $22.2 million on December 31, 2004 and was $8.1 million on March 25, 2005.

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

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 4.4% collectively of our common stock outstanding as of March 25, 2005. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 4.4% of our common stock outstanding as of March 25, 2005, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 20.2% of the common stock outstanding as of March 25, 2005, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of March 25, 2005, approximately 1,357,168 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our nine effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital. In connection with our March 2005 financing, we are required to register for resale the shares issuable upon the conversion of the Series D Preferred Stock or exercise of the warrants issued in the financing. This would result in a significant number of additional shares being eligible to become free-trading.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BEING INCURRED BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending February 28, 2005, our common stock has traded at prices ranging from $1.10 to $7.56 per share, reflecting the 1-for-6 reverse stock split we effected on December 21, 2004. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting came to management’s attention during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

As a component of compensation, all employees of the Company are eligible for annual cash and stock option bonuses. The target for the cash component is a percentage of such employee’s annual salary. The target for the stock option component target is a number of shares. The actual cash and stock option grants to an employee equal their target amounts multiplied by the percentage achievement by the Company of its annual performance goals, which are set by the Compensation Committee of the Board of Directors of the Company. As an example, if an employee’s salary was $100,000 and cash and stock option targets were 20% and 10,000 shares, respectively, and if the Company achieved a 75% level of performance of its annual performance goals, that employee would receive a cash bonus of $15,000 ($100,000 X 20% X 75%) and an option to purchase 7,500 shares of common stock (10,000 X 75%).

On February 14, 2005 the Compensation Committee met. In that meeting, the Compensation Committee reviewed the Company’s 2004 Performance Goals and the level of attainment of those goals. The goals used to determine cash and stock option bonus grants for 2004 were (i) raising funds to finance the Company’s business objectives, (ii) increasing the Company’s market capitalization, (iii) operating within budget, (iv) enhancing the Company’s intellectual property position, (v) reaching certain levels of patient enrollment, (vi) completing regulatory requirements necessary to initiate Phase II clinical trials of GCS-100, (vii) further scaling the manufacturing process and (viii) increasing the understanding of GCS-100’s mechanisms of action.

At the March 24, 2005 Compensation Committee meeting, the Compensation Committee reviewed the targets for annual cash and stock option bonuses for the Company’s employees, which had been unchanged since 2001. Mellon Human Resources and Investor Solutions (“Mellon”) was engaged to provide the Compensation Committee a report on the current market target levels for each person’s responsibilities based on appropriate market surveys and a peer group of companies. The Compensation Committee reviewed Mellon’s report and revised the targets for all employees. Pursuant to the changes, employees’ targets for cash bonuses range from 10-30% of salary and targets for stock option bonuses range from 1,100 to 56,000 shares. The size of the bonus targets increases with the seniority and responsibility of the employee positions.

At the March 24th meeting, the Compensation Committee also approved the issuance of annual cash and stock option bonuses for 2004 to all employees, including the Company’s executive officers. The cash portion of the bonus was approved, but payout will be contingent on consummation of the second round of the Company’s March 2005 financing. In addition, one-half of the amount of the cash bonus awarded to each employee will be converted to stock options. These additional stock options, representing options-in-lieu-of-cash, vest immediately. The conversion from cash to the appropriate number of additional options was based on a $1.00 per share option value, which was above the $0.83 Black-Scholes value on March 15, 2005. Thus, an employee earning a $10,000 cash bonus would receive $5,000 in cash and an option to purchase 5,000 shares of common stock. The annual cash and stock option bonuses for the Company’s executive officers are shown below:

Name	2004 Cash Bonus	2004 Stock Option Bonus (# of Shares)
Bradley Carver	$26,590	48,812
John Burns	$20,144	39,212
William Fabbri	$14,144	26,508
Frederick Pierce, II	$13,597	25,961

The Compensation Committee also determined at the March 24th meeting, the 2005 Annual Performance Goals which would be used to determine in early 2006 the annual employee cash and stock option bonuses for 2005, if any. The performance goals upon which the Company’s employees, including its executive officers, will be evaluated are (i) raising funds to finance the Company’s business objectives, (ii) consummating a strategic alliance or partnership or other Board approved alternative, (iii) increasing the Company’s market capitalization, (iv) operating within budget, (v) enhancing the Company intellectual property position, (vi) implementing the Company’s 2005 clinical trial plan, (vii) increasing the Company’s understanding of what happens to GCS-100 in the body, (viii) increasing the yield and/or the commercial scale of GCS-100 drug lots, and (ix) increasing the understanding of GCS-100’s biological activity and mechanisms as they relate to clinical trial strategy.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The Board of Directors presently is comprised of five directors. Set forth below is certain information with respect to each of the directors of the Company.

Bradley J Carver, 43, the Chief Executive Officer since June 2000, has been President and Treasurer and a member of the Board of Directors of the Company since March 1995 and has been the President, Chief Financial Officer, Treasurer and a member of the Board of Directors of its subsidiary IGG since February 1993. Mr. Carver is a Class III director whose term expires in 2007. Mr. Carver was elected interim Chairman of the Board of Directors of the Company in February 2003. Mr. Carver has been President, Chief Financial Officer, Treasurer and a member of the Board of Directors of SafeScience Products, Inc., a wholly owned subsidiary of the Company since its inception in June 1995. Mr. Carver received a Bachelor of Arts degree in management from Michigan State University in 1983.

John W. Burns, 59, has been the Company’s Chief Financial Officer since January 2000, Senior Vice President since March 2001, and a Class I Director, whose term expires in 2005, since June 2002. Prior thereto, Mr. Burns was the CFO/Senior Vice President, Finance & Business Operations for South Shore Hospital, a regional healthcare services provider based in South Weymouth, MA, from February 1993 to February 1999.

Prior thereto, Mr. Burns was the Vice President/Treasurer and a subsidiary CFO/Vice President, Finance for Eastern Enterprises, a NYSE-listed company engaged in energy and marine transportation. Mr. Burns has also held corporate finance and treasury positions with Allied-Signal, Citicorp Investment Bank, and International Paper. Mr. Burns holds a Master of Business Administration in Finance from New York University and a Doctor of Philosophy degree in Mathematics from Stevens Institute of Technology.

David W. Dube, 49, has been a director of the Company since May 1998. Mr. Dube is a Class III director whose term expires in 2007. Mr. Dube is a member of the Audit and Compensation Committees of the Board of Directors. Since April 2001, Mr. Dube has been President of Peak Capital Corporation, a corporate finance and management advisory firm, and various financial services companies affiliated therewith. From October 1999 to March 2001, Mr. Dube was President and Chief Operating Officer of Kings Road Entertainment, Inc., an entertainment and educational products company. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corporation, a merchant banking and securities investment firm, and served in various other capacities from September 1997 through October 1999. Prior thereto, Mr. Dube was the President and Chief Executive Officer of Optimax Industries, Inc., a publicly traded company with interests in the horticultural, decorative giftware and truck part accessories industries. Mr. Dube serves on the boards of directors of publicly-traded CNE Group, Inc., and New World Wine Group, Ltd. Mr. Dube holds a Bachelors Degree in business administration and a master’s degree in taxation from Suffolk University and a master’s degree in accounting from Bentley College. Mr. Dube is a Certified Public Accountant in the state of New Hampshire, and holds general and principal securities licenses.

Michael E. Hanson, 57, has been a director of the Company since September 2002. Mr. Hanson is a Class II director whose term expires in 2006. Mr. Hanson is a member of the Audit and Compensation Committees of the Board of Directors. Since January 2002, Mr. Hanson has been a Founding Partner of Barnard Life Sciences, LLC, a venture capital and health care consulting firm. Mr. Hanson is a director of Indevus Pharmaceuticals, Inc., a biopharmaceutical company. He served as a director of MGI Pharma, Inc., an oncology-focused biopharmaceutical company, from May 1998 through May 2001. Prior thereto, Mr. Hanson, for nearly 25 years, served in a variety of management positions in sales, marketing and new product development at Eli Lilly and Company. At the time of his retirement from Eli Lilly, he was President of the Internal Medicine Business Unit, which included cardiovascular and oncology products, and was a member of the Operations Committee. While at Eli Lilly, at various times he was Director of New Product Planning and Licensing; Executive Director of Japan Business Planning; President and General Manager of Eli Lilly Japan KK; and Vice President of Lilly Research Laboratories. Mr. Hanson holds a B.S. in Pharmacy from North Dakota State University, an M.S. in Hospital Pharmacy Administration from the University of Minnesota and is a graduate of the Advanced Management Program from Harvard Business School.

Theodore J. Host, 59, has been a director of the Company since December 1998. Mr. Host is a Class I director whose term expires in 2005. Mr. Host is a member of the Audit and Compensation Committees of the Board of Directors. From October 2001 to April 2004, Mr. Host was the CEO and Director, and from November 1999 until October 2001 was President, CEO, and a Director of Prestige Brands International, a consumer products company. Mr. Host worked with McCown DeLeeuw & Co. to create a consumer products start up company from March 1996 to November 1999. Prior thereto, Mr. Host served as the President and Chief Operating Officer, and later Chief Executive Officer, of The Scotts Company, a lawn care company. Mr. Host holds a Bachelor of Arts degree in business and a Master of Arts degree in business from New York University.

In addition to Messrs. Carver and Burns who are listed as being directors of the Company, the Company has the following executive officers:

Frederick E. Pierce, II, 43, has been the Company’s Vice President of Business Development since August 2002 and the Company’s Vice President of Finance and Investor Relations since June 1998. Prior to joining the Company, Mr. Pierce was at Lehman Brothers, where he was the New England private client services liaison to healthcare investment banking. In addition, Mr. Pierce had over seven additional years experience at Kidder Peabody and Merrill Lynch. Mr. Pierce received a B.S. in chemistry from Hampshire College.

William O. Fabbri, 36, has been the Company’s General Counsel since September 2002. From September 1996 to August 2002, Mr. Fabbri was a member of the corporate department of the international law firm of McDermott, Will & Emery. While at McDermott, Will & Emery, Mr. Fabbri was actively involved in securities offerings, public company reporting matters and various strategic corporate transactions. Mr. Fabbri holds a J.D., magna cum laude, from Boston University School of Law and received his B.A. from Wesleyan University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of the Company’s outstanding shares of Common Stock (collectively, “Section 16 Persons”), to file initial reports of ownership and reports of changes in ownership with the Commission and Nasdaq. Section 16 Persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain Section 16 Persons that all Section 16(a) reports required to be filed for such persons had been filed, the Company believes that during the fiscal year ended December 31, 2004 the Section 16 Persons complied with all Section 16(a) filing requirements applicable to them except for the inadvertent late filing of a Form 3 and Form 4 by Elan International Services, Ltd.

Audit Committee and Audit Committee Financial Expert

The Company’s Audit Committee consists of David Dube, Michael Hanson and Theodore Host, each of whom qualify as independent under the standards and applicable rules established by the SEC and Nasdaq for members of audit committees. The Company’s Board of Directors has determined that there are two audit committee financial experts serving on its audit committee, one of whom is Mr. Dube.

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

The following table sets forth the compensation earned during 2004, 2003, and 2002 for services rendered during these periods by the chief executive officer, chief financial officer, vice president of business development and general counsel of the Company (the “named executive officers”), after giving retroactive effect to the 1-for-6 reverse stock split effected by the Company on December 21, 2004.

Summary Compensation Table

Name and Position(s)	Year	Annual Compensation		Long-Term Compensation Securities Underlying Options	All Other Compensation
		Salary	Bonus
Bradley J Carver, Chief Executive Officer, President and Treasurer (1)	2004 2003 2002	$ 228,800 $ 225,866 $ 220,000	$26,590(2) $28,099 $13,805	12,402 13,000 21,834	$1,344(3) $1,344(3) $ 302(3)

John W. Burns, Senior Vice President and Chief Financial Officer	2004 2003 2002	$ 208,000 $ 205,333 $ 200,000	$20,144(2) $17,030 $10,458	11,334 11,484 16,667	$4,583(4) $4,552(4) $2,683(4)

Frederick E. Pierce, II, Vice President of Business Development (5)	2004 2003 2002	$ 156,000 $ 154,000 $ 150,000	$13,597(2) $ 9,579 $ 5,883	4,302 5,267 8,334	$3,537(4) $3,493(4) $2,049(4)

William O. Fabbri, General Counsel (6)	2004 2003 2002	$ 160,000 $ 160,000 $ 53,333	$14,144(2) $ 9,825 $ 2,070	4,352 2,034 8,334	$1,099(3) $1,075(3) $ 114(3)

(1)	In February 2003, Mr. Carver was elected Chairman of the Board on an interim basis.

(2)	Cash bonus earned in 2004 will be paid if and when the second tranche of the Company’s equity financing entered into in March 2005 is closed.

(3)	Consists of life and long-term disability insurance premiums.

(4)	Consists of transportation-related payments and life and long-term disability insurance premiums.

(5)	In August 2002, Mr. Pierce was appointed to the position of Vice President of Business Development. Prior to August 2002, Mr. Pierce was Vice President of Finance and Investor Relations. Mr. Pierce’s compensation for 2002 reflects all 2002 compensation.

(6)	In September 2002, Mr. Fabbri joined the Company as General Counsel.

Option Grant Table.    The following table set forth certain information regarding options granted during the year ended December 31, 2004 to the named executive officers, after giving retroactive effect to the 1-for-6 reverse stock split effected by the Company on December 21, 2004.

OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 2004

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Securities Underlying Options Granted (#)		Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise or Base Price ($/Share)	Expiration Date	5%($)	10%($)
Bradley J Carver	7,237	(3)	13.0%	$8.22	1/16/14	37,412	94,809
	3,639	(4)	6.5%	$8.22	1/16/14	18,812	47,673
	1,019	(3)	1.8%	$8.22	3/17/14	5,268	13,349
	507	(4)	0.9%	$8.22	3/17/14	2,621	6,642

Total	12,402		22.3%			64,112	162,473

John W. Burns	7,745	(3)	13.9%	$8.22	1/16/14	40,038	101,464
	2,205	(4)	4.0%	$8.22	1/16/14	11,399	28,887
	1,077	(3)	1.9%	$8.22	3/17/14	5,568	14,109
	307	(4)	0.6%	$8.22	3/17/14	1,587	4,022

Total	11,334		20.4%			58,591	148,482

Frederick E. Pierce, II	2,543	(3)	4.6%	$8.22	1/16/14	13,146	33,315
	1,241	(4)	2.2%	$8.22	1/16/14	6,415	16,258
	345	(3)	0.6%	$8.22	3/17/14	1,783	4,520
	173	(4)	0.3%	$8.22	3/17/14	894	2,266

Total	4,302		7.7%			22,239	56,359

William O. Fabbri	2,562	(3)	4.6%	$8.22	1/16/14	13,244	33,564
	1,273	(4)	2.3%	$8.22	1/16/14	6,581	16,677
	340	(3)	0.6%	$8.22	3/17/14	1,758	4,454
	177	(4)	0.3%	$8.22	3/17/14	915	2,319

Total	4,352		7.8%			22,498	57,014

(1)	Based on options to purchase an aggregate of 55,691 shares granted to officers and employees during the fiscal year ended December 31, 2004.

(2)	These columns show the hypothetical gains or option spreads of the options granted based on the fair market value of the Common Stock on the date of grant and assumed annual compound share appreciation rates of 5% and 10% over the full term of the options. The assumed rates of appreciation are mandated by the SEC and do not represent the Company’s estimate or projection of future share prices. Actual gains, if any, on option exercises will depend on the timing of such exercise and the future performance of the Common Stock. Values are net of the option exercise prices, but do not include deductions for taxes or other expenses associated with the exercise.

(3)	The options vest quarterly in equal installments over a three-year period.

(4)	The options were immediately vested on grant date.

Year-end Option Table.    The following table sets forth certain information regarding options exercised during the year ended December 31, 2004 by the named executive officers, after giving retroactive effect to the 1-for-6 reverse stock split effected by the Company on December 21, 2004.

AGGREGATE OPTION EXERCISES AS OF DECEMBER 31, 2004

AND YEAR-END OPTION VALUES

Name	Number of Shares Acquired On Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bradley J Carver	—	—	38,860	11,610	4,398	3,142
John W. Burns	—	—	57,150	11,402	3,885	2,775
Frederick E. Pierce, II	—	—	26,541	4,362	1,782	1,273
William O. Fabbri	—	—	9,610	5,110	688	492

(1)	Value is based on the closing price of the Common Stock on December 31, 2004 of $2.20 less the applicable option exercise price.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors of the Company, of which all independent directors are members, determines the cash and other incentive compensation, if any, to be paid to the Company’s executive officers and employees.

Executive compensation consists of both cash and equity-based compensation. Cash compensation is comprised of base salary and bonus. Base salary is determined with reference to market norms either pursuant to employment agreements entered into with executive officers or pursuant to at-will arrangements. For 2004, bonus compensation (both cash and options) was based on a number of factors relating to the Company’s financial and operational performance, including capital raising, enhancing the market capitalization of the Company, operating within budget, enhancing its intellectual property portfolio, clinical trial progress and manufacturing and preclinical progress regarding GCS-100. These factors were used to determine the bonus compensation for the Company’s Chief Executive Officer, its executive officers and all other employees. Bonus payments are made at the discretion of the Compensation Committee following the end of the year.

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

The Chief Executive Officer’s compensation generally is based on the same policies and criteria as the Company’s other executive officers. Mr. Carver’s base salary was increased from $228,800 to $240,800 on March 24, 2005, effective as of February 1, 2005. In March 2005, Mr. Carver received a total bonus of $26,590 and was granted options for a total of 48,812 shares of common stock at an exercise price of $1.02 per share for 2004. In March 2005, the Compensation Committee approved supplemental option grants to employees who had been with the Company for four or more years. Eight employees, including Mr. Carver and two other named executive officers, were eligible for such grants. Mr. Carver voluntarily reduced the amount he was entitled to by 75% in order to make additional options available to current and future employees. Mr. Carver received a supplemental option to purchase 24,500 shares of common stock at an exercise price of $1.02 per share. The Compensation Committee made these grants in recognition of the loyalty and contribution of these employees during difficult times and to provide incentive to remain with the Company, recognizing that grants made years ago have lost some of their retentive effect. The amount of these grants was determined in consultation with the Company’s independent compensation consultant.

In establishing Mr. Carver’s compensation, the factors described above are taken into account. The Compensation Committee believes that Mr. Carver’s total compensation, including salary, bonus and stock options, falls within the Company’s compensation philosophy and are within industry norms. In addition, the Compensation Committee believes Mr. Carver’s total compensation is consistent with the compensation received by other executive officers and employees. The Company’s compensation policy was developed with the help and advice of an independent compensation consultant. Based upon a review of peer companies and the industry in which the Company operates, the independent compensation consultant provided the Company with a report on option grants to existing employees and new hires, as well as a cash bonus plan. The objective of a formal compensation policy is to enable the Company to attract and retain qualified executives, and reward executives for performance against a number of Company goals agreed upon for the long-term maximization of shareholder value. The Compensation Committee has implemented this policy against which to assess executive compensation.

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

David W. Dube

Michael E. Hanson

Theodore J. Host

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2004, Mr. Dube, Mr. Hanson, and Mr. Host served on the Compensation Committee. During the 2004 fiscal year, all executive officer compensation decisions were made by the Compensation Committee or the full Board of Directors. The Compensation Committee reviews and makes recommendations regarding the compensation for top management and key employees of the Company, including salaries and bonuses. No member of the Compensation Committee during the 2004 fiscal year was an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

Director Compensation

The Company’s directors who are not employees of the Company receive cash compensation for their services equal to $2,000 per month. In addition, directors who are not employees of the Company receive $7,500 per year for service on the Audit Committee and $3,500 for service on the Compensation Committee. Each Director who is not also an employee of the Company receives non-qualified options to purchase 3,334 shares of Common Stock every two years. The exercise price of such options equals the higher of the average of the closing price of the Common Stock during the 20 trading days prior to the date of grant of the options and the closing price of the Common Stock on the date of grant. The options bear a term of ten years from the date of the grant and vest quarterly over a two-year period; provided, that vesting stops in the event the Director ceases to be a Director, in which case the shares vested prior thereto remain vested and exercisable for the remaining ten-year term.

In addition, directors who are not employees of the Company are granted options to purchase 4,167 shares of Common Stock in connection with their appointment or election to the Board of Directors at an exercise price equal to the higher of the average of the closing stock price during the 20 trading days preceding the date of the option grant and the closing price of the Common Stock on the date of grant. The options vest quarterly over three years and have a term of 10 years.

Directors who are employees of the Company or its affiliates do not receive any compensation for their services as directors. Accordingly, Messrs. Carver and Burns were not compensated for their services as directors in 2004.

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

The employment agreement expires on June 30, 2005, provided that if Mr. Carver is not notified within 90 days of the end of the term of the employment agreement, the term is extended for one year. The Compensation Committee does not intend to provide such notice. The employment agreement provides that Mr. Carver is entitled to an annual base salary of $220,000, which was most recently increased to $240,800 on March 24, 2005, effective as of February 1, 2005, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and Mr. Carver meeting certain performance targets established by the Compensation Committee.

Under the terms of Mr. Carver’s employment agreement, if the Company terminates Mr. Carver’s employment other than for Cause (as defined in the employment agreement), or Mr. Carver terminates his employment for Good Reason (as defined in the employment agreement), then the Company shall continue to pay Mr. Carver his annual base salary and health benefits in effect at the time of termination for a period of 12 months, to be paid at the time otherwise due, and any bonus not yet paid to Mr. Carver earned in the year prior to termination, to be paid at the time otherwise to have been paid, as if his employment had not been terminated. In addition, any stock options vested at the time of or as a result of the termination shall be exercisable for the lesser of the remaining term of such options or five years.

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

The employment agreement expires on September 12, 2005, provided that if Mr. Burns is not notified within 90 days of the end of the term of the employment agreement, the term is extended for one year. The Compensation Committee does not intend to provide such notice. The employment agreement provides that Mr. Burns is entitled to an annual base salary of $200,000, which was most recently increased to $218,900 on March 24, 2005, effective as of February 1, 2005, and to receive bonuses, in the discretion of the Compensation Committee, based upon the Company and Mr. Burns meeting certain performance targets established by the Compensation Committee.

Under the terms of Mr. Burn’s employment agreement, if the Company terminates Mr. Burns’ employment other than for Cause (as defined in the employment agreement), or Mr. Burns terminates his employment for Good Reason (as defined in the employment agreement), then the Company shall continue to pay Mr. Burns his annual base salary and health benefits in effect at the time of termination for a period of 9 months, to be paid at the time otherwise due, and any bonus not yet paid to Mr. Burns earned in the year prior to termination, to be paid at the time otherwise to have been paid, as if his employment had not been terminated. In addition, any stock options vested at the time of or as a result of the termination shall be exercisable for the lesser of the remaining term of such options or three years.

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

The Company’s other named executive officers, Messrs. Fabbri and Pierce, are “at will” employees.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return to shareholders of Common Stock of the Company from December 31, 1999 through December 31, 2004 to cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotechnology Index for the same period of time. The graph assumes $100 is invested in the Company’s stock and in each of the two indexes at the closing market quotations on December 31, 1999 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

This stock price performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K statement into any filing under the Securities Act of 1933, as amended, or the Exchange Act and shall not otherwise be deemed filed under such Acts.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, to the Company’s knowledge, as of March 25, 2005 (unless otherwise noted), the beneficial ownership of the Company’s Common Stock by (i) persons who beneficially own more than 5% of the Company’s Common Stock, (ii) each director, (iii) each of the named executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Beneficially Owned Shares	Percent of Class(1)
Elan International Services, Ltd.(2)	1,847,834	15.5%
Bradley J. Carver(3)	502,618	5.0%
John W. Burns(4)	88,726	*
Theodore J. Host(5)	18,818	*
David W. Dube(6)	14,169	*
Michael E. Hanson(7)	6,805	*
Frederick E. Pierce, II(8)	42,030	*
William O. Fabbri(9)	25,075	*
Directors and Executive Officers as a group (7 persons)(10)	698,241	6.8%

* Represents less than 1% of the outstanding shares of Common Stock.

(1)	The information presented with respect to stock ownership and related percentage information is based on Common Stock as a percentage of the aggregate number of shares of Common Stock outstanding. The number of shares of Common Stock outstanding, 10,084,384, does not include shares issuable upon the conversion of outstanding preferred stock, exercise of outstanding warrants or stock options or shares reserved for issuance pursuant to the 1998 Stock Option Plan, 2000 Stock Incentive Plan. In determining the percent of class owned by each stockholder, the numerator includes the number of shares of outstanding Common Stock held by such stockholders plus all shares of Common Stock that such stockholder has the right to acquire within 60 days of March 25, 2005, the date on which beneficial ownership is being determined. The denominator includes the total number of shares of Common Stock outstanding held by all stockholders plus all shares of Common Stock which such stockholder has the right to acquire within 60 days of March 25, 2005.

(2)	According to our records and information contained in filings with the Securities and Exchange Commission, Elan International Services Ltd. has shared voting and shared dispositive power with Elan Corporation, plc with respect to 138,264 shares of Common Stock issuable upon the exercise of warrants within 60 days of March 25, 2005 and 1,709,570 shares of Common Stock is issuable upon the conversion of Series A and Series B Preferred Stock within 60 days of March 25, 2005. The business address of Elan International Services, Ltd. is 102 St. James Court, Flatts, Smith Parish, Bermuda FL 04.

(3)	Includes 67,284 shares issuable upon exercise of options within 60 days of March 25, 2005. The business address of Mr. Carver is c/o GlycoGenesys, Inc., Park Square Building, 31 St. James Avenue, 8th Floor, Boston, MA 02116.

(4)	Includes 79,804 shares issuable upon exercise of warrants and options within 60 days of March 25, 2005.

(5)	Includes 15,798 shares issuable upon exercise of warrants and options within 60 days of March 25, 2005.

(6)	Consists of 14,169 shares issuable upon exercise of options within 60 days of March 25, 2005.

(7)	Consists of 6,805 shares issuable upon exercise of options within 60 days of March 25, 2005.

(8)	Includes 41,030 shares issuable upon exercise of options within 60 days of March 25, 2005.

(9)	Consists of 25,075 shares issuable upon exercise of options within 60 days of March 25, 2005.

(10)	Includes 250,505 shares issuable upon exercise of warrants and options within 60 days of March 25, 2005.

Equity Compensation Plan Information

as of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders(2)	315,796	$11.40	425,345
Equity compensation plans not approved by security holders(3)	5,000	$18.00	—
Total	320,796	$11.50	425,345

(1)	Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

(2)	Consists of SafeScience, Inc. 1998 Stock Option Plan, GlycoGenesys, Inc. 2000 Stock Incentive Plan, as amended, and GlycoGenesys, Inc. 2003 Omnibus Incentive Plan.

(3)

Consists of 1996 Non-Qualifying Stock Option Plan. The 1996 Non-Qualifying Stock Option Plan (the “1996 Plan”) provides for the grant of non-qualified stock options for an aggregate of 83,334 shares to employees, officers, directors, consultants and advisors of the Company. The 1996 Plan is administered by the Compensation Committee which has the discretion to determine the amount, price, vesting and term of options granted under the 1996 Plan, provided however, that no option may have a term longer than ten years and no option may be granted more than 10 years after the effective date of the 1996 Plan. The exercise price of options granted under the 1996 Plan may be paid in cash, or at the discretion of the Compensation Committee, in shares of Common Stock of the Company (owned for at least 30 days) having a fair market value equal to the aggregate exercise price.

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

Audit Fees

The Company paid aggregate fees billed by Deloitte & Touche LLP for professional services rendered in connection with the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K as well as review of the Company’s quarterly financial statements set forth in the Company’s Quarterly Reports on Form 10-Q in the amount of $101,500 and $104,500 for the years ended December 31, 2003 and 2004, respectively.

Audit-Related Fees

The Company did not pay any fees for audit-related services to its independent auditors in either 2004 or 2003.

Tax Fees

The aggregate fees for tax services in 2004 and 2003 rendered by Deloitte & Touche LLP were $47,350 and $10,875, respectively. These fees include work performed by the independent auditors primarily with respect to tax filings and tax planning, including in 2004, the filing of amended tax returns for the Company’s former subsidiary, SafeScience Newco, Ltd.

All Other Fees

The aggregate fees for all other services for 2004 and 2003 rendered by Deloitte & Touche LLP were $40,070 and $99,150. These fees include work performed by the independent auditors primarily with respect to matters related to filings with the Securities and Exchange Commission during 2003 and 2004 other than annual and quarterly reports in 2004 and matters related to the Company’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act.

The Audit Committee has advised the Company that it has determined that the non-audit services rendered by the Company’s independent auditors during the Company’s most recent fiscal year are compatible with maintaining the independence of such auditors. Such non-audit services are approved by the Audit Committee in accordance with its pre-approval policies.

ITEM 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this report:

1) The following financial statements of GlycoGenesys, Inc. are contained in Item 8 of Part II of this Form 10-K:

Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31,

2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

2) Financial Statement Schedules:

Other financial statement schedules are omitted because the required information is not present or not present in sufficient amounts to require submission of the schedule or because the information is reflected in the consolidated financial statements or notes thereto.

Exhibits:

3)    See (c) below.

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

The following documents are incorporated herein by reference from the Registrant’s Form 10-K for the year ended December 31, 2003:

10.1	Lease dated December 12, 2003, between GlycoGenesys, Inc. and One Kendall Square Associates, LLC.

14.1	GlycoGenesys, Inc. Code of Business Ethics and Conduct

The following documents are incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ended March 31, 2004:

3.1	Amended and Restated By-Laws of GlycoGenesys, Inc.

10.1	Master Services Agreement dated March 18, 2004, between Glenmere Clinical Research, Inc. and GlycoGenesys, Inc.

The following document is incorporated herein by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2004:

10.1

Lease dated April 22, 1999 by and between OMV Associates Limited Partnership and GlycoGenesys, Inc., as amended by (i) the First Amendment to Lease dated February 29, 2000, (ii) the Second Amendment to Lease dated June 1, 2000, and (iii) the Third Amendment to Lease dated August 19, 2004.

The following documents are incorporated by reference from the Registrant’s Form 8-K filed on March 8, 2005:

3.1	Certificate of Designations, Preferences and Rights of Series D Preferred Stock

10.1	Purchase Agreement dated March 4, 2005

10.2	Registration Rights Agreement dated March 4, 2005

10.3	Form of Warrant to Purchase Common Stock

The following documents are incorporated herein by reference from the Registrant’s Form 8-K filed on March 23, 2005:

10.1	Form of Non-Qualified Stock Option Agreement for 1998 Stock Option Plan*

10.2	Form of Incentive Stock Option Agreement for 1998 Stock Option Plan*

10.3	Form of Non-Qualified Stock Option Agreement for 2000 Stock Incentive Plan, as amended*

10.4	Form of Incentive Stock Option Agreement for 2000 Stock Incentive Plan, as amended*

10.5	Form of Non-Qualified Stock Option Agreement for 2003 Omnibus Incentive Plan*

10.6	Form of Incentive Stock Option Agreement for 2003 Omnibus Incentive Plan*

10.7	2003 Omnibus Incentive Plan*

The following documents are exhibits hereto:

3.1	Certificate of Amendment to the Articles of Incorporation of the Company filed on December 20, 2004.

3.2	Articles of Merger filed on December 29, 2004.

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Bradley J Carver

31.2	Section 302 Certification of John W. Burns

32.1	Section 906 Certification of Bradley J Carver and John W. Burns

*	Constitutes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Boston, Massachusetts on this 30th day of March, 2005.

GLYCOGENESYS, INC. (formerly known as SafeScience, Inc.)

By:	/s/ BRADLEY J CARVER
Bradley J Carver Chief Executive Officer President and Treasurer

By:	/s/ JOHN W. BURNS
John W. Burns Senior Vice President, Chief Financial Officer and Secretary

By:	/s/ PATRICK J. JOYCE
Patrick J. Joyce, Principal Accounting Officer

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bradley J Carver, as true and lawful attorney-in-fact and agent, with full power of substitution, for his and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying the confirming all that said attorney-in-fact and agent, or any substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ BRADLEY J CARVER Bradley J Carver	CEO, President, Treasurer and Interim Chairman of the Board of Directors	March 30, 2005

/s/ JOHN W. BURNS John W. Burns	SVP, CFO, Secretary and a member of the Board of Directors	March 30, 2005

/s/ PATRICK J. JOYCE Patrick J. Joyce	Principal Accounting Officer	March 30, 2005

/s/ DAVID W. DUBE David W. Dube	Director	March 30, 2005

/s/ THEODORE J. HOST	Director	March 30, 2005
Theodore J. Host

/s/ MICHAEL E. HANSON Michael E. Hanson	Director	March 30, 2005

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GlycoGenesys, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of GlycoGenesys, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GlycoGenesys, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and had an accumulated deficit of $94.5 million as of December 31, 2004. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP

Boston, Massachusetts

March 29, 2005

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$2,245,790	$3,193,575
Prepaid expenses and other current assets	341,981	301,657

Total current assets	2,587,771	3,495,232

PROPERTY AND EQUIPMENT, AT COST:
Computer, office and laboratory equipment	860,744	683,975
Furniture and fixtures	294,291	294,291
Motor vehicles	—	25,026

	1,155,035	1,003,292
Less accumulated depreciation	797,428	693,569

	357,607	309,723

OTHER ASSETS:
Restricted cash	148,128	148,128
Other	11,670	11,670

Total other assets	159,798	159,798

Total assets	$3,105,176	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$1,313,196	$813,032
Accrued liabilities	445,970	493,717
Net liabilities of discontinued operations	—	57,698

Total current liabilities	1,759,166	1,364,447

Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, liquidation value $21,929,692 and $21,472,107 at December 31, 2004 and 2003 respectively	97	108
Common stock, $.01 par value
Authorized—33,333,333 shares at December 31, 2004
Issued and outstanding—10,084,354 and 7,672,016 shares at December 31, 2004 and 2003, respectively	100,844	76,720
Additional paid-in capital	95,794,745	89,637,950
Deferred compensation	—	(14,513)
Note receivable from former officer	—	(2,675,000)
Accumulated deficit	(94,549,676)	(84,424,959)

Total stockholders’ equity	1,346,010	2,600,306

Total liabilities and stockholders’ equity	$3,105,176	$3,964,753

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
OPERATING EXPENSES:
Research and development	$5,160,008	$4,081,944	$1,961,033
General and administrative	5,056,146	3,574,268	3,838,348

Total operating expenses	10,216,154	7,656,212	5,799,381

Operating loss	(10,216,154)	(7,656,212)	(5,799,381)
Other income (expense):
Equity in loss of SafeScience Newco, Ltd.	—	—	(4,418,206)
Interest income	34,103	25,457	96,056
Other income	57,335	8,554	7,354

Total other income (expense)	91,438	34,011	(4,314,796)

Net loss	(10,124,716)	(7,622,201)	(10,114,177)
Accretion of preferred stock dividends	(457,585)	(426,481)	(2,725,387)

Net loss applicable to common stock	$(10,582,301)	$(8,048,682)	$(12,839,564)

Basic and diluted net loss per common share	$(1.15)	$(1.18)	$(2.07)

Weighted average number of common shares outstanding	9,221,570	6,811,597	6,188,932

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003, AND 2004

	Common Stock		Preferred Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2002	5,594,825	$55,948	—	$—	$60,380,386	—
Common stock issued pursuant to private placements, net of $581,119 in issuance costs	521,431	5,214	—	—	5,226,163	—
Exercise of common stock warrants	69,297	693	—	—	3,465	—
Exercise of common stock options	2,683	27	—	—	2,470	—
Common stock issued for services and wages	20,340	203	—	—	42,619	—
Amortization of value of warrants issued for license	—	—	—	—	615,262	—
Series B convertible preferred issued as part of private placements, net of $341,503 in issuance costs	—	—	2,608.44	26	4,092,849	—
Accreted dividends on preferred stock	—	—	1,209.07	13	—	—
Reclassification of preferred stock	—	—	6,923.94	69	15,091,758	—
Net Loss	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2002	6,208,576	$62,086	10,741.45	$108	85,454,972	—
Common stock issued pursuant to private placements, net of $326,262 in issuance costs	1,247,840	12,478	—	—	3,765,265	—
Common stock issued pursuant to exercise of warrants	194,793	1,948	—	—	377,245	—
Exercise of common stock options	3,171	32	—	—	8,628	—
Deferred compensation to consultants	—	—	—	—	32,016	(14,513)
Common stock issued to investors	17,637	176	—	—	(176)	—
Net loss	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2003	7,672,016	$76,720	10,741.45	$108	89,637,950	$(14,513)
Common stock issued pursuant to private placements, net of $507,891 in issuance costs	2,241,667	22,417	—	—	8,778,928	—
Conversion of Series C Preferred stock to common stock	186,132	1,861	(1,116.79)	$(11)	(1,850)	—
Shares cancelled in exchange for notes receivable	(41,667)	(417)	—	—	(2,674,583)	—
Exercise of common stock options	183	2	—	—	295	—
Exercise of common stock warrants	25,765	258	—	—	5,788	—
Stock-based compensation to consultants	—	—	—	—	48,220	14,513
Shares issued in connection with reverse split	258	3	—	—	(3)	—
Net loss	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2004	10,084,354	$100,844	9,624.66	$97	$95,794,745	$—

(continued)

	Note Receivable From Former Officer	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
BALANCE, JANUARY 1, 2002	$(2,675,000)	$(66,688,581)	$(8,927,247)
Common stock issued pursuant to private placements, net of $581,119 in issuance costs	—	—	5,231,377
Exercise of common stock warrants	—	—	4,158
Exercise of common stock options	—	—	2,497
Common stock issued for services and wages	—	—	42,822
Amortization of value of warrants issued for license	—	—	615,262
Series B convertible preferred issued as part of private placements, net of $341,503 in issuance costs	—	—	4,092,875
Accreted dividends on preferred stock	—	—	13
Reclassification of preferred stock	—	—	15,091,827
Net Loss	—	(10,114,177)	(10,114,177)

BALANCE, DECEMBER 31, 2002	(2,675,000)	(76,802,758)	6,039,407
Common stock issued as part of private placements, net of $326,262 in issuance costs	—	—	3,777,743
Common stock issued pursuant to exercise of warrants	—	—	379,193
Exercise of common stock options	—	—	8,660
Deferred compensation to consultants	—	—	17,503
Common stock issued to investors	—	—	—
Net loss	—	(7,622,201)	(7,622,201)

BALANCE, DECEMBER 31, 2003	(2,675,000)	(84,424,959)	2,600,306
Common stock issued as part of private placements, net of $507,891 in issuance costs	—	—	8,801,344
Conversion of Series C preferred stock to common stock	—	—	—
Shares cancelled in exchange for note receivable	2,675,000	—	—
Exercise of common stock options	—	—	297
Exercise of common stock warrants	—	—	6,046
Stock-based compensation to consultants		—	62,733
Shares issued in connection with reverse split	—	—	—
Net loss	—	(10,124,716)	(10,124,716)

BALANCE, DECEMBER 31, 2004	$—	$(94,549,676)	$1,346,010

(concluded)

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2003	2004
Cash flows from Operating Activities:
Net loss	$(10,114,177)	$(7,622,201)	$(10,124,716)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Stock-based compensation expense to non-employees	42,822	17,503	62,733
Amortization of value of warrants issued for license	615,262	—	—
Equity adjustment in SafeScience Newco, Ltd.	4,418,206	—	—
Depreciation	140,658	130,822	128,885
Services exchanged for equipment	—	116,478	—
Changes in assets and liabilities:
Due from SafeScience Newco, Ltd.	(1,806,187)	—	—
Prepaid expenses and other current assets	(60,498)	30,740	(40,324)
Accounts payable	(503,087)	221,247	500,164
Accrued liabilities	(950,445)	141,959	(47,747)
Net liabilities of discontinued operations	(180,168)	(88,914)	(57,698)

Net cash used in operating and discontinued activities	(8,397,614)	(7,052,366)	(9,578,703)

Cash flows from investing activities:
Purchase of property and equipment	(177,662)	(178,836)	(176,769)
Deposits	(175)	(39,825)	—

Net cash used in investing activities	(177,837)	(218,661)	(176,769)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	5,231,377	3,777,743	8,801,344
Proceeds from exercise of warrants and stock options	6,655	387,853	6,343
Proceeds from sale of Series B preferred stock, net of issuance costs	1,658,515	—	—

Net cash provided by financing activities	6,896,547	4,165,596	8,807,687

Net decrease in cash and cash equivalents	(1,678,904)	(3,105,431)	(947,785)
Cash and cash equivalents, beginning balance	7,977,910	6,299,006	3,193,575

Cash and cash equivalents, ending balance	$6,299,006	$3,193,575	$2,245,790

Supplemental disclosure of noncash financing activities:
Reclassification of preferred stock	$15,091,827	$—	$—

Series B preferred stock issued for expenses of joint venture	$2,434,360	$—	$—

Conversion of Series C Preferred stock to common stock	$—	$—	$1,861

Dividends accreted on Series A and Series B preferred stock	$2,725,387	$426,481	$457,585

Cancellation of note receivable from former officer	$—	$—	$2,675,000

The accompanying notes are an integral part of these consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(1)	ORGANIZATION AND OPERATIONS

GlycoGenesys, Inc. (together with its subsidiaries, the “Company,”) was formed in 1992 for the research and development of pharmaceutical products based on carbohydrate chemistry. At December 31, 2004, GlycoGenesys, Inc. has two wholly owned subsidiaries: International Gene Group, Inc. and SafeScience Products, Inc. These subsidiaries are non-operating. The Company currently focuses on the development of carbohydrate-based pharmaceutical products and related technologies in connection with oncology. The Company has also developed agricultural products, some of which are also based upon carbohydrate chemistries. The therapeutic products will be either licensed from or jointly developed with third parties. The Company maintains an office in Boston, Massachusetts and a research laboratory in Cambridge, Massachusetts.

In July 2001, the Company and Elan International Services, Ltd. (“EIS”) formed a joint venture in Bermuda (SafeScience Newco, Ltd.) for the purpose of furthering the development of the Company’s drug candidate GCS-100 in the field of oncology. The joint venture agreement was subsequently terminated on December 18, 2002 (See Note 3).

As of December 31, 2004, the Company has an accumulated deficit of approximately $94.5 million. In the most recent fiscal year, the Company reported a net loss of approximately $10.1 million and used approximately $9.6 million in cash for operations.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, ability to enter into collaborative partnerships, United States Food and Drug Administration or other similar foreign regulatory agencies approval, dependence on key individuals and competition from substitute products and larger companies.

Despite its accumulated deficit, the Company had a net working capital position of $828,605 at December 31, 2004. In March 2005, the Company sold preferred stock to investors generating approximately $1.9 million in cash proceeds and has commitments for an additional $4.2 million subject to certain conditions including shareholder approval (see Note 12). The Company believes that its existing funds and commitments will be sufficient to fund its operating expenses and capital requirements through the third quarter of 2005. The Company intends to raise additional equity financing to support its continued operations and is also committed to consummating a strategic alliance in mid-2005. Since inception, the Company has funded its operations primarily through the proceeds from equity securities. Through December 31, 2004, the Company had been successful in raising approximately $76.2 million from such sales of equity securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(2)	SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The Company’s consolidated financial statements include the accounts of GlycoGenesys, Inc. and its wholly owned subsidiaries. All material intercompany transactions and accounts have been eliminated.

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

(c) Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 2004 and 2003 include $21,597 and $218,275 in cash and $2,224,193 and $2,975,300 in cash equivalents, respectively, held in an overnight investment account, which is reinvested daily in government securities funds and money market funds. Restricted cash represents funds held under irrevocable standby letters of credit. The letters of credit serve as a security for the Company’s facility leases. The funds are being held in an investment account. Such amounts are classified as long-term assets.

(d) Impairment of Long-Lived Assets

The Company assesses long-lived assets for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to their net carrying value. The amount of impairment loss, if any, will generally be measured by the difference between the net book value of the assets and the estimated fair value of the related assets.

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

December 31, 2004

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

	2004	2003	2002
Warrants	3,595,312	1,980,381	1,873,745
Options	320,796	258,463	236,220
Shares issuable upon conversion of preferred stock	1,709,570	1,850,841	1,809,029

	5,625,678	4,089,685	3,918,994

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

(j) Financial Instruments

The estimated fair values of the Company’s financial instruments, which include cash equivalents, and accounts payable, approximate their carrying value due to the short maturity of these instruments.

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

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

	2004	2003	2002
Net loss applicable to common stock, as reported	$(10,582,301)	$(8,048,682)	$(12,839,564)
Total stock-based employee compensation expense determined under fair value based method for all awards	(503,388)	(443,759)	(794,347)

Pro forma net loss applicable to common stock	$(11,085,689)	$(8,492,441)	$(13,633,911)

Basic and diluted net loss per common stock, as reported	$(1.15)	$(1.18)	$(2.07)

Pro forma basic and diluted net loss per common stock	$(1.20)	$(1.25)	$(2.20)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2004, 2003 and 2002, respectively: (1) risk-free interest rates of 4.6%, 4.0% and 4.8%; (2) dividend yields of 0.0%; (3) expected lives of 6.8, 7.4 and 7.5 years; and (4) volatility of 87%, 138% and 133%. The weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $8.22, $3.06 and $10.15, respectively. Results may vary depending on the assumptions applied within the model.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

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

(m) Reverse Stock Split

On December 10, 2004, the Company’s Board of Directors approved a 1-for-6 reverse stock split that became effective on December 21, 2004. All share and per share amounts, and conversion price as appropriate, in

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in par value to additional paid in capital.

(3)	FORMER JOINT VENTURE WITH ELAN INTERNATIONAL SERVICES

At the time SafeScience Newco, Ltd. was formed in July 2001, EIS purchased 450,000 shares of the Company’s common stock, 1,116.79 shares of the Company’s Series C non-voting convertible preferred stock (“Series C Preferred Stock”), which was convertible at the option of the holder into the Company’s common stock at anytime after July 10, 2003, and a five-year warrant to purchase 63,614 shares of common stock at an exercise price of $14.58 per share. The aggregate purchase price of $5,000,000 was paid in cash.

Also, EIS was issued 4,944.44 shares of the Company’s newly created Series A convertible preferred stock (“Series A Preferred Stock”) valued at $12,015,000 (See Note 6). Each share is convertible into 166.67 shares of common stock, subject to anti-dilution rights. The Series A Preferred Stock was, at EIS’s option, exchangeable for non-voting preferred shares of SafeScience Newco, Ltd. (“Newco Preferred Shares”), originally issued to the Company and representing 30.1% of the aggregate outstanding shares of SafeScience Newco, Ltd. (“Aggregate Newco Shares”).

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

In addition, Elan granted SafeScience Newco, Ltd. a license to Elan’s proprietary drug delivery technology for a license fee of $15,000,000 and the Company granted SafeScience Newco, Ltd. a license to GCS-100 in the field of oncology as an integral part of these transactions. Upon SafeScience Newco, Ltd.’s completing this transaction, the cost of the Elan license was expensed at inception as a research and development cost by SafeScience Newco, Ltd. because revenues resulting from such technology were not likely in the foreseeable future. The Company’s share of this expense was approximately $12,015,000 which was recorded as equity in loss of SafeScience Newco, Ltd. in the accompanying consolidated statement of operations for the year ended December 31, 2001.

On December 18, 2002, the Company entered into a termination agreement with Elan for the termination of the Company’s joint venture. Pursuant to the termination agreement, the Company acquired Elan’s Newco Preferred Shares in exchange for a royalty interest on certain future revenues and payments related to GCS-100. Under the termination agreement, such royalty payments, if any, are to be offset by certain development costs to be incurred by the Company. The Company regained all intellectual property, development and marketing rights to GCS-100. Upon termination, the Company received approximately $1.9 million for net reimbursement of R&D expenditures relating to GCS-100 and issued Elan 1,176.47059 shares of GlycoGenesys Series B convertible preferred stock, convertible into GlycoGenesys common stock at $10.20 per share.

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

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

believes that the fair value of the development costs to be reimbursed by Elan approximates the fair value of the estimated future royalty payments. Accordingly no liability for the future contingent royalty payments has been reflected in the Company’s financial statements.

In connection with the joint venture termination, the exchange feature of GlycoGenesys Series A Preferred Stock, which allowed Elan to convert its Series A Preferred Stock into an additional 30% interest in SafeScience Newco, and the mandatory redemption feature were cancelled. GlycoGenesys Series A Preferred Stock is now only convertible into GlycoGenesys common stock at $14.58 a share. As a result of the cancellation of the exchange feature, the Company reclassified its Series A Preferred Stock into stockholders’ equity, which increased its equity by approximately $13.1 million. In addition, the Company issued 1,209.07 shares of Series A Preferred Stock to Elan representing the acceleration of dividends on the Series A Preferred Stock through September 2004, which were originally scheduled to be paid annually through July 2007. No further dividends will be paid.

During the period the joint venture was in operation, EIS had retained significant minority investor rights that the Company considered to be “participating rights” as defined in EITF Issue 96-16 “Investors’ Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder Has Certain Approval or Veto Rights”. EIS’s participating rights prevented the Company from exercising sole control over SafeScience Newco, Ltd. Accordingly, the Company did not consolidate the financial statements of SafeScience Newco, Ltd. but instead accounted for its investment in SafeScience Newco, Ltd. using the equity method. Because the Company obtained control of SafeScience Newco on December 18, 2002, SafeScience Newco has been consolidated with the Company’s consolidated financial statements since that date through its merger into the Company on December 29, 2004. SafeScience Newco had operating expenses and a net loss of $5,147,882 for the year ended December 31, 2002.

(4)    STOCKHOLDERS’ EQUITY (DEFICIT)

(a) Authorized Shares

The authorized capital stock of GlycoGenesys, Inc. consists of 33,333,333 shares of $0.01 per share par value common stock, of which 10,084,354 were outstanding as of December 31, 2004 and 5,000,000 shares of $0.01 per share par value preferred stock of which 9,624.66 shares were outstanding as of December 31, 2004.

On December 21, 2004, the Company effected a 1-for-6 reverse stock split of its common stock.

(b) Sales of Common Stock

In 2004, the Company sold 2,241,667 shares of common stock at a weighted average price of $4.15 per share. Warrants to purchase 1,780,428 shares of common stock at a weighted average exercise price of $7.20 per share were issued in connection with this transaction. The Company also issued warrants to purchase 61,000 shares of common stock at a weighted average exercise price of $6.00 per share to brokers. The Company issued 25,765 shares of common stock for warrants exercised for proceeds of $6,046 and 183 shares of common stock for options exercised by employees for proceeds of $297.

In 2003, the Company sold 1,247,840 shares of common stock at a weighted average price of $3.24 per share. Warrants to purchase 374,352 shares of common stock at a weighted average exercise price of $5.16 were issued in connection with this transaction. The Company also issued warrants to purchase 16,340 shares of common stock to brokers. The Company issued 194,793 shares of common stock for warrants exercised for proceeds of $379,193 and 3,171 shares of common stock for options exercised by employees for proceeds of $8,660.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In 2002, the Company sold 521,432 shares of common stock at a weighted average price of $11.16 per share. Warrants to purchase 376,082 shares of common stock at a weighted average exercise price of $13.50 and 150,541 shares at an exercise price of $0.06 were issued in connection with this transaction. The Company also issued warrants to purchase 41,813 shares of common stock to brokers. The Company issued 69,297 shares of common stock for warrants exercised for proceeds of $4,158 and 20,340 shares of common stock for services rendered valued at $42,822.

(c) Stock Option Plans

The Company has a Nonqualifying Stock Option Plan (“1996 Plan”) and has registered 83,334 shares of common stock with the Securities and Exchange Commission for future issuance under option agreements. The exercise price of each option was determined by the Board of Directors and must be exercised within ten years from the date of issuance. The Company may issue these options to its officers, directors, employees, consultants and advisors. As of December 31, 2003, no shares were available for future grant under the 1996 Plan.

Effective December 1, 1998, the Company adopted the 1998 Stock Option Plan (“1998 Plan”) under which 100,000 shares of common stock were reserved for issuance under option agreements. The exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and consultants. Additionally, the options must be exercised within 10 years from the date of issuance. As of December 31, 2004, 19,157 shares were available for future grant under the 1998 Plan.

Effective June 7, 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 Plan”) under which 166,667 shares of common stock were reserved for issuance under option agreements, stock appreciation rights, stock awards and performance awards. On June 5, 2001, the 2000 Plan was amended to increase the number to 375,000 shares of common stock reserved for issuance. The exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and certain consultants and advisors. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2004 options to purchase 111,971 shares were available for future grant under the 2000 Plan.

Effective June 7, 2003, the Company adopted the 2003 Omnibus Stock Incentive Plan (the “2003 Plan”) under which 304,167 shares of common stock were reserved for issuance under option agreements, stock appreciation rights, stock awards and performance awards. The exercise price of each option will be determined by the Board of Directors and may be issued to officers, directors, employees and certain consultants and advisors. Additionally, the options must be exercised within 10 years from date of issuance. As of December 31, 2004 options to purchase 294,217 shares were available for future grant under the 2003 Plan.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes stock option activity related to employees and consultants:

	Number Of Shares	Weighted Average Exercise Price Per Share
Balance, January 1, 2002	186,463	$34.11
Granted	115,590	10.15
Exercised	(2,683)	0.93
Cancelled	(63,150)	58.81

Balance, December 31, 2002	236,220	$16.16
Granted	74,507	3.06
Exercised	(3,171)	2.73
Cancelled	(49,093)	16.54

Balance, December 31, 2003	258,463	$12.48
Granted	67,351	7.26
Exercised	(183)	1.62
Cancelled	(4,835)	5.08

Balance, December 31, 2004	320,796	$11.50

Exercisable at December 31, 2004	256,412	$13.01

Exercisable at December 31, 2003	175,193	$15.58

Exercisable at December 31, 2002	145,281	$18.87

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2004

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.0600 – $ 0.0600	6	3.06	$0.06	6	$0.06
1.6200 – 1.6200	43,185	8.20	1.62	24,884	1.62
2.4000 – 3.3600	34,170	7.08	2.90	25,486	2.91
4.0200 – 6.3000	11,868	7.54	4.95	5,907	5.02
8.2200 – 8.2200	46,583	9.06	8.22	21,492	8.22
8.8200 – 9.5400	33,473	6.59	8.91	30,206	8.87
10.3200 – 10.9800	22,955	3.48	10.68	19,875	10.66
12.5400 – 12.5400	61,886	7.01	12.54	61,885	12.54
14.1000 – 20.6300	19,169	4.78	16.19	19,168	16.19
29.8200 – 33.0000	47,503	5.19	30.49	47,503	30.49

$ 0.0600 – $33.0000	320,796	6.80	$11.50	256,412	$13.01

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(d) Warrants

The following table summarizes all warrant activity in connection with equity financing:

	Common Stock Warrants
	Number of Shares	Weighted Average Exercise Price Per Share
Balance, January 1, 2002	1,374,599	$13.01
Granted	568,442	9.77
Exercised	(69,296)	0.06

Balance, December 31, 2002	1,873,745	$12.51
Granted	390,701	5.16
Exercised	(194,792)	1.95
Cancelled	(3,334)	36.00

Balance, December 31, 2003	2,066,320	$12.08
Granted	1,841,428	7.16
Exercised	(25,765)	0.23
Cancelled	(286,671)	7.76

Balance, December 31, 2004	3,595,312	$9.99

Exercisable, December 31, 2004	2,200,900	$12.52

Exercisable, December 31, 2003	2,066,320	$12.08

Exercisable, December 31, 2002	1,845,026	$12.60

Warrants issued to certain investors contain anti-dilution provisions which require the exercise price to be adjusted for securities transactions sold at prices lower than the then current exercise price.

During 2004, 2003 and 2002, the Company granted 1,841,428, 390,701, and 568,442 warrants, respectively, in connection with the issuance of common stock discussed in Note 4(b).

(5)	PREFERRED STOCK

(a)	Authorized, Issued and Outstanding

The Company’s preferred stock, $0.01 par value, consisted of the following at December 31, 2004 and 2003:

Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of December 31, 2004 and 2003.

Series B convertible preferred stock, 6,000 shares authorized; 3,471.15 shares issued and outstanding as of December 31, 2004 and 2003.

Series C convertible preferred stock, 1,117 shares authorized; 1,116.79 shares issued and outstanding as of December 31, 2003. On April 26, 2004, the Series C convertible preferred stock was converted by the holder into 186,132 shares of common stock.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(b)	Rights and Preferences

Dividends

If the Board of Directors declares a dividend on outstanding shares of Common Stock or any other capital stock that is junior to or on par with the Series A and Series B Preferred Stock, the holders of Series A and Series B Preferred Stock will be entitled to receive the same amount of dividends as would be declared payable on the number of shares of Common Stock into which the shares of Series A and Series B Preferred Stock could be converted on the record date for such dividend. The Series B Preferred Stock receives a 7% annual dividend, payable in kind.

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

If, upon a Liquidation, the assets and funds available for distribution to stockholders are insufficient to pay the holders of Series A and Series B Preferred Stock the full amounts to which they are entitled, then the holders of Series A and Series B Preferred Stock will share ratably, together with the holders of capital stock with the same liquidation preferences, in any distribution of available assets, pro rata in proportion to the full liquidation preference to which each holder is entitled.

After payment is made in full to the holders of Series A and Series B Preferred Stock and the holders of capital stock with equivalent liquidation preferences, the remaining assets available for distribution will be distributed among the holders of Common Stock, the holders of Series A and Series B Preferred Stock and the holders of capital stock with equivalent liquidation preferences based on the number of shares of Common Stock held by each, assuming conversion of any other class or series of capital stock convertible into shares of Common Stock. The liquidation preference of the Series A and Series B Preferred Stock was $14,953,030 and $6,976,662, respectively, as of December 31, 2004.

Voting Rights

Holders of Series A and Series B Preferred Stock are not entitled to vote on matters submitted to a vote of stockholders, except to (i) amend the articles of incorporation so as to affect adversely the shares of Series A or Series B Preferred Stock, respectively, (ii) change the rights of the holders of the Series A or Series B Preferred Stock, respectively, in any other respect, or (iii) authorize, create, designate or issue any additional equity

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

securities having any rights that are senior or pari passu to the Series A or Series B Preferred Stock, respectively, with respect to liquidation preference or rights to dividends or distributions, which shall require the approval of at least a majority of the outstanding shares of Series A or Series B Preferred Stock, respectively, voting separately as a class.

Conversion

Each share of Series A Preferred Stock is convertible at any time after two years after issuance, at the option of the holder, into the number of shares of Common Stock equal to the Series A liquidation preference divided by $14.58. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in the Company’s articles of incorporation. In the event of a merger in which our stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series A Preferred Stock will automatically convert at our option or upon the election of the holders of at least a majority of the outstanding shares of Series A Preferred Stock, into Common Stock at the applicable conversion rate.

Each share of Series B Preferred Stock is convertible at any time after December 31, 2003, at the option of the holder, into the number of shares of Common Stock equal to the Series B liquidation preference divided by $10.20. The applicable conversion rate will be adjusted upon the occurrence of various dilutive and other events specified in the articles of incorporation. In the event of a merger in which the Company’s stockholders own less than 50% of the surviving entity, all of the outstanding shares of Series B Preferred Stock will automatically convert at the Company’s option or upon the election of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, into Common Stock at the applicable conversion rate.

Anti-Dilution Adjustments

The conversion rate for the Series A and Series B Preferred Stock will be adjusted upon the occurrence of various events, such as stock splits, recapitalizations, mergers and consolidations, distribution of dividends payable in shares of our Common Stock, and certain issuances of capital stock at below the lower of the Series A or Series B conversion price, respectively, and 75% of the fair market value of the Common Stock as described in the articles of incorporation.

Redemption

Shares of Series A and Series B Preferred Stock are not redeemable.

(6)	RELATED PARTY TRANSACTIONS

On June 15, 1999, the Company entered into a transaction whereby Mr. Salter, its former executive vice president, relinquished an option to purchase 16,667 shares of common stock for a price of $0.06 per share which would have vested on January 1, 2000 and, in exchange, the Company issued to him a stock option for 41,667 shares of common stock at an exercise price of $64.20 per share, the estimated fair market value of the common stock on the date of the transaction. The option was exercised immediately. The Company loaned Mr. Salter an amount representing the entire exercise price. The principal balance of this note is $2,675,000, and accrued interest at 4.92% per annum. Mr. Salter pledged the 41,667 shares of common stock as collateral. The loan was non-recourse and was secured by the pledged shares. All outstanding principal, together with accrued interest in the unpaid principal balance of this note, was due on June 15, 2004. The principal balance outstanding prior to June 15, 2004 was $2,675,000 and was reported as a reduction of stockholders’ equity in the Company’s consolidated balance sheets.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

On June 15, 2004, all of Mr. Salter’s 41,667 shares were returned to the Company and the non-recourse note was cancelled. The Company has accounted for the note cancellation within stockholder’s equity by reversing the note to additional paid-in capital.

(7)	COMMITMENTS AND CONTINGENCIES

(a) Clinical Trials

The Company has retained ARS, Inc., a contract research organization (“CRO”), to help support its clinical trial program. They, together with consultants, provide data management, medical and safety monitoring, safety management, medical writing, biostatistical analysis and regulatory services. The total costs remaining for CRO and consultants services are estimated to be approximately $450,000 including fixed and variable costs for the current Phase I dose escalation monotherapy solid tumor trial. This cost is expected to be paid through the fourth quarter of 2005. The CRO and consultant costs for the Phase I/II dose escalation multiple myeloma trial beginning in the first quarter of 2005 and continuing through the first quarter of 2006 are estimated at $675,000 including fixed and variable costs. The CRO and consultant costs for the Phase I/II dose escalation CLL trial beginning in mid-2005 and continuing through the second quarter of 2006 are estimated at $675,000 including fixed and variable costs. The CRO and consultant costs for the Phase II solid tumor trial beginning in late 2005 and continuing into the fourth quarter of 2006 are estimated at $850,000 including fixed and variable costs. Assuming positive clinical data from the Phase I/II dose escalation multiple myeloma trial, the CRO and consultant costs for the potentially pivotal multiple myeloma trial beginning in late 2005 and continuing through the second quarter of 2007 are estimated at $1,900,000 including fixed and variable costs.

There are additional non-CRO costs associated with the Company’s planned future clinical trials of approximately $20,000 per patient.

(b) Leases

The Company leases office space in Boston, Massachusetts, under an operating lease expiring in March 2010 and laboratory space in Cambridge, Massachusetts under an operating lease expiring on January 1, 2007. The Company also leases certain equipment under operating leases.

Minimum future payments under the operating leases as of December 31, 2004 for each of the next five calendar years are approximately as follows:

Years ending December 31,	($000)
2005	384
2006	391
2007	284
2008	284
2009	284

$1,627

Rent expense in the accompanying consolidated statements of operations was approximately $421,000, $382,000 and $411,000, in 2004, 2003 and 2002, respectively.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(c) Joint Venture Termination

In connection with the termination of the Company’s SafeScience Newco joint venture (see Note 3), the Company agreed to make royalty payments to Elan on certain future revenues and payments related to GCS-100. The Company will be obligated to pay Elan a percentage on certain “net revenues”, which include license fees, milestone payments, royalties, net manufacturing profits, payments received in the disposition of GCS-100, particular research and development payments and premiums paid for the Company’s common stock. The Company will not be obligated to make any payments to Elan on payments the Company receives that are for reimbursement of direct expenses or contractually required to be used for certain research and development costs and for which the full time employee reimbursement rate does not exceed industry standards. In addition, if the Company directly markets GCS-100, the Company will be obligated to pay Elan a percentage on the “net sales” of GCS-100. However, all such payments on net revenues or net sales, if any, due to Elan will be offset by certain development costs incurred by the Company between the date of termination of the joint venture (December 18, 2002) and the date the Company enters into a partnering or other commercialization agreement.

(d) Legal Proceedings

On January 29, 2004, David Platt, the Company’s former Chief Executive Officer, commenced suit against the Company and certain current and former directors of the Company in the Massachusetts Superior Court, Suffolk County. In his Complaint, Platt seeks damages for alleged breach of his severance agreement with the Company, including the failure to pay approximately $180,000 in severance benefits and alleged breaches in connection with maintenance by the Company of certain restrictions on Platt’s sale of stock. The Complaint further asserts claims against certain current and former directors of the Company for alleged breaches of fiduciary duty in failing to assist in the removal of restrictive legends on Platt’s shares. Platt also purports to state claims for double or treble damages, as well as attorney fees, under General Laws Chapter 93A, Section 11, the Massachusetts Unfair Trade Practice Act. The case has been assigned under case number 04-0398 and will be heard in the Business Litigation Session of the Suffolk County Superior Court. The Company believes these claims are without merit.

On February 23 2004, the Company filed its answer and counterclaimed against Platt for breach of his severance agreement, against Pro-Pharmaceuticals, Inc. for tortious interference with the severance agreement, and against Platt and Pro-Pharmaceuticals, Inc. for misappropriation of proprietary rights and for unfair and deceptive acts. The Company seeks monetary damages and injunctive relief to prevent Platt and Pro-Pharmaceuticals from engaging in certain competitive activities relating to the use of polysaccharides to treat cancer and further seeks the assignment by Platt and Pro-Pharmaceuticals of certain intellectual property, including Davanat®, to the Company. Under the counterclaim for unfair and deceptive acts, the Company is seeking treble damages as well as attorneys’ fees.

On June 21, 2004, the Company added a supplemental counterclaim against Platt and Pro-Pharmaceuticals for injurious falsehood, unfair competition and unfair and deceptive acts relating to statements made by Pro-Pharmaceuticals regarding certain foreign patent applications the Company discontinued prosecuting and contractually returned to Platt. The Company seeks injunctive relief and monetary damages.

Discovery is proceeding in this matter. A trial is not expected until early 2006.

(8)	LICENSING AGREEMENTS

During 2001, the Company executed an agreement with Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement granted the Company an exclusive world-wide license to patents,

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

patent applications, and other intellectual property related to “GCS-100 Material” issued, developed, or applied for by Wayne State University and the Barbara Ann Karmanos Cancer Institute. This agreement adds the rights to these issued patents and patent applications to the Company’s existing patent portfolio, which consolidates the rights to all of the parties’ existing GCS-100 intellectual property within the Company.

The Company also granted Wayne State University and the Barbara Ann Karmanos Cancer Institute warrants to jointly purchase 250,000 shares of common stock at $6.90 that have fully vested. Under this agreement, Wayne State University and the Barbara Ann Karmanos Cancer Institute were required to support the advancement of GCS-100 material over a two year period. During the year ended December 31, 2002, the Company recorded expense of $615,262 related to the warrants that vested under this agreement during 2002 and expense of $795,336 related to the license fees.

In order to maintain its rights under this agreement, the Company may be required to make additional payments of up to $3,000,000 which are contingent upon reaching future commercialization milestones. Specifically, the Company must on the first occurrence of the following milestones: (a) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $500,000 within thirty (30) days following the date on which the Company commences Phase III clinical drug investigations relating to GCS-100; (b) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,000,000 within thirty (30) days following the date on which the Company makes a new drug application (“NDA”) submission to the FDA relating to GCS-100; and (c) pay Wayne State University and the Barbara Ann Karmanos Cancer Institute $1,500,000 within thirty (30) days following the date on which the Food and Drug Administration (“FDA”) approves an NDA of the Company covering GCS-100. In addition, the Company must pay $10,000 per month until FDA approval for GCS-100, of which $156,333 has been paid through December 31, 2004, which is reflected in research and development in the Consolidated Statements of Operations. Such payments are offset against the 2% royalty jointly to Wayne State University and the Barbara Ann Karmanos Cancer Institute the Company must pay on net sales of GCS-100.

In January 1994, the Company agreed that Platt would receive a royalty of 2% of net sales in exchange for the licensed patent rights on certain products being developed. The Company has agreed to pay all of the costs to procure and maintain any patents granted under this agreement. The agreement includes a requirement that the royalties paid in the ninth year of this agreement (2002) and all subsequent years meet a minimum requirement of $50,000 and has been paid for 2002 and 2003. If this requirement is not met, David Platt may terminate the agreement and retain the patent rights. The Company may terminate the agreement on 60 days’ notice. The Company accrued a $50,000 liability as of December 31, 2004, which was subsequently paid.

Platt License.    The Company was engaged in an arbitration with David Platt regarding a license agreement between the Company and Platt which the Company initiated in January 2004 seeking to enforce claimed rights under the license agreement to control prosecution of the licensed patent applications. Platt alleged that the Company breached the license agreement and sought to terminate the license. On November 11, 2004, the arbitrator issued a decision which found that Platt had breached the license agreement dated January 7, 1994, as amended (the “License Agreement”), by filing a patent application (U.S. application 10/041,350 (the “‘350 Application”), an application covered by the license) without having informed the Company and affirmed the Company’s position that the ‘350 Application is also covered by the license. The arbitrator rejected Platt’s contention that the Company had breached the License Agreement and refused to terminate the License Agreement, as Platt had requested. Instead, the arbitrator found that the Company retained its exclusive rights to commercialize the licensed technology. The arbitrator allowed Platt to continue prosecuting the licensed patent applications in which he is listed as inventor, finding that Platt had not relinquished his right as inventor to

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

control prosecution of the applications under the License Agreement. Prosecution of the applications is for the benefit of the Company, which retains exclusive rights to develop and commercialize them.

(9)    INCOME TAXES

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $73,810,139 which expire through 2024. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant stockholders over a three-year period.

The components of the Company’s deferred tax assets follow:

	2004	2003
Net operating loss carryforwards	$26,899,000	$25,615,000
Tax credit carryforwards	830,000	1,016,000
Temporary differences	571,000	724,000

Total deferred tax assets	28,300,000	27,355,000
Less valuation allowance	(28,300,000)	(27,355,000)

Deferred tax assets	$—	$—

In evaluating realizability of these deferred tax assets, management has considered the Company’s short operating history, the volatility of the market in which it competes and the operating losses incurred to date, and it believes that given the significance of this evidence, a full valuation reserve against its deferred tax assets is required as of December 31, 2004 and 2003. The increase in the valuation allowance during these periods primarily relates to the increase in the Company’s net operating loss carryforwards.

(10)    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan (the “Plan”), pursuant to which employees may defer compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s employees are eligible to participate in the Plan. Participants may contribute up to 20% of their annual compensation to the Plan, subject to certain limitations. The Company could match a discretionary amount as determined by the Board of Directors. The Company did not make any contributions to the Plan during 2004, 2003 and 2002.

GLYCOGENESYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

(11)    QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited quarterly financial data for 2004 and 2003 is summarized below.

	Quarters Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
OPERATING EXPENSES:
Research and development	$1,379	$1,217	$1,360	$1,204	$841	$656	$965	$1,620
General and administrative	1,282	1,454	1,338	982	977	904	870	823

Total expenses	2,661	2,671	2,698	2,186	1,818	1,560	1,835	2,443

Operating loss	(2,661)	(2,671)	(2,698)	(2,186)	(1,818)	(1,560)	(1,835)	(2,443)
OTHER INCOME/(EXPENSE):
Equity in loss of SafeScience Newco, Ltd.	—	—	—	—	—	—	—	—
Other income (expense)	3	54	—	—	1	1	1	5
Interest income	7	7	13	7	9	7	4	5

Net loss	(2,651)	(2,610)	(2,685)	(2,179)	(1,808)	(1,552)	(1,830)	(2,433)
Accreted dividends on preferred stock	(114)	(114)	(115)	(115)	(102)	(103)	(105)	(116)

Net loss applicable to common stock	$(2,765)	$(2,724)	$(2,800)	$(2,294)	$(1,910)	$(1,655)	$(1,935)	$(2,549)

Basic and diluted net loss per common stock	$(0.33)	$(0.32)	$(0.28)	$(0.22)	$(0.31)	$(0.27)	$(0.27)	$(0.33)

*	Quarterly diluted net loss per common share are the same amounts as basic net loss per common share for each quarter presented.

(12)    SUBSEQUENT EVENTS

On March 15, 2005, the Company raised approximately $1.9 million in net proceeds from institutional and accredited investors. The Company issued 2,000 shares of Series D convertible preferred stock, each share convertible into 1,000 shares of common stock, subject to adjustment and issued warrants to purchase 2,000,000 shares of common stock at an exercise price per share of $1.23, subject to adjustment, exercisable for a period of five years. In connection with this financing the Company also has commitments from these investors to purchase 4,500 additional shares of Series D convertible preferred stock and warrants to purchase an additional 4,500,000 shares of common stock on the same terms subject to shareholder approval which approval will be requested in May 2005 and customary closing conditions. The Company expects to receive approximately $4.2 million in additional net proceeds.