Form 10-Q
period 2005-03-31
GLYCOGENESYS  INC
filed 2005-05-23
CIK 946661

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at May 20, 2005 was 10,084,384 shares.

GLYCOGENESYS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 31, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$2,485,334	$2,245,790
Prepaid expenses and other current assets	236,127	341,981

Total current assets	2,721,461	2,587,771

Property and equipment, at cost:
Computer, office and laboratory equipment	874,684	860,744
Furniture and fixtures	294,291	294,291

	1,168,975	1,155,035
Less-accumulated depreciation	(823,043)	(797,428)

	345,932	357,607

Other assets:
Restricted cash	148,128	148,128
Other	11,670	11,670

Total other assets	159,798	159,798

Total assets	$3,227,191	$3,105,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	March 31, 2005	December 31, 2004
Current liabilities:
Accounts payable	$2,035,645	$1,313,196
Accrued liabilities	577,844	445,970

Total current liabilities	2,613,489	1,759,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, liquidation value $24,050,111 and $21,929,692 as of March 31, 2005 and December 31, 2004, respectively	117	97
Common stock, $0.01 par value
Authorized – 33,333,333 shares at March 31, 2005 and December 31, 2004
Issued and outstanding – 10,084,384 and 10,084,354 shares at March 31, 2005 and December 31, 2004, respectively	100,844	100,844
Additional paid-in capital	97,571,385	95,794,745
Accumulated deficit	(97,058,644)	(94,549,676)

Total stockholders’ equity	613,702	1,346,010

Total liabilities and stockholders’ equity	$3,227,191	$3,105,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating expenses:
Research and development	$1,520,104	$1,379,476
General and administrative	995,429	1,281,851

Total operating expenses	2,515,533	2,661,327

Operating loss	(2,515,533)	(2,661,327)

Other income:
Interest income	5,416	7,476
Other income	1,149	2,895

Total other income	6,565	10,371

Net loss	(2,508,968)	(2,650,956)
Accretion of preferred stock dividends	(120,419)	(113,771)

Net loss applicable to common stock	$(2,629,387)	$(2,764,727)

Basic and diluted net loss per common share	$(0.26)	$(0.33)

Weighted average number of common shares outstanding	10,084,384	8,272,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,508,968)	$(2,650,956)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Stock-based compensation expense to non-employees	6,162	4,244
Depreciation and amortization	25,615	29,677
Changes in assets and liabilities:
Prepaid expenses and other current assets	105,854	48,390
Accounts payable	722,449	149,758
Accrued liabilities	131,874	123,139
Net liabilities of discontinued operations	—	(22,229)

Net cash used in operating and discontinued activities	(1,517,014)	(2,317,977)

Cash flows from investing activities:
Purchase of property and equipment	(13,940)	(112,598)

Net cash used in investing activities	(13,940)	(112,598)

Cash flows from financing activities:
Proceeds from sale of capital stock, net of issuance costs	1,770,498	4,309,195
Proceeds from exercise of warrants and stock options	—	6,340

Net cash provided by financing activities	1,770,498	4,315,535

Net increase in cash and cash equivalents	239,544	1,884,960
Cash and cash equivalents, beginning balance	2,245,790	3,193,575

Cash and cash equivalents, ending balance	$2,485,334	$5,078,535

Supplemental disclosure of non-cash financing activities:
Dividends accreted on Series B preferred stock	$120,419	$113,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of GlycoGenesys, Inc. (together with its subsidiaries, the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America applicable to interim periods, and with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements do not include disclosures associated with the annual financial statements and, accordingly, should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K.

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

(2) Operations

As of March 31, 2005, the Company had an accumulated deficit of $97,058,644. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $107,972 at March 31, 2005. On May 23, 2005, the Company completed a financing by issuing 4,500 shares of Series D convertible preferred stock with warrants for net proceeds of $4.2 million (see Subsequent Event, Footnote (6)). The Company believes that its existing funds will be sufficient to fund its operating expenses and capital requirements through the third quarter of 2005. The Company intends to raise additional capital through partnering with a larger pharmaceutical or biotechnology company or through equity financings to support its continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through March 31, 2005, the Company has been successful in raising $78.2 million from the sales of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of May 23, 2005, the Company has not obtained commitments from any existing or potential investors to provide additional financing. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

In its Annual Report on Form 10-K for the year ended December 31, 2004, the Company reported that there is substantial doubt that the Company will have the ability to continue as a going concern and, therefore, may be unable to realize its assets and discharge its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, dependence on collaborative partners, United States Food and Drug Administration approval, dependence on key individuals and competition from substitute products and larger companies.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(3) Net Loss Per Common Share

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method in accordance with SFAS No. 128. Diluted loss per share for the three month period ended March 31, 2005 and 2004 exclude the potential common shares from convertible preferred stock, warrants and stock options because to include these shares would be anti-dilutive. At March 31, 2005 and 2004, there were 5,614,320 and 2,487,694 warrants outstanding, respectively, and 677,748 and 311,530 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 3,721,376 and 1,861,995 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also omitted.

(4) Equity

(a) Issuance of Preferred Stock

In the three months ended March 31, 2005, the Company issued 2,000 shares of Series D convertible preferred stock in connection with a financing for gross consideration of $2,000,000.

(b) Issuance of Common Stock

In the three months ended March 31, 2005, the Company issued 30 shares of common stock in connection with rounding from the reverse stock split which occurred in December 2004.

(c) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of March 31, 2005 and December 31, 2004 (liquidation value $14,953,041).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of March 31, 2005 and December 31, 2004 (liquidation value $7,097,070 and $6,976,651, respectively).

•	Series D convertible preferred stock, 10,000 authorized; 2,000 and 0 shares issued and outstanding as of March 31, 2005 and December 31, 2004 (liquidation value $2,000,000).

The Company has authorized 33,333,333 shares of common stock, $0.01 par value. At March 31, 2005 and December 31, 2004, there were 10,084,384 and 10,084,354 shares issued and outstanding, respectively.

During the three months ended March 31, 2005 and 2004, the Company granted options to purchase 358,147 and 53,250 shares of common stock, respectively, at a weighted average exercise price of $1.04 and $8.19, respectively, per share to employees and consultants. Options to purchase 183 shares of common stock were exercised during the three months ended March 31, 2004 at a weighted average price of $1.62 for $297. No options were exercised during the three months ended March 31, 2005. Options to purchase 1,195 shares were cancelled during the three months ended March 31, 2005. No options were cancelled during the three months ended March 31, 2004.

During the three months ended March 31, 2005 and 2004, the Company issued warrants to purchase 2,060,000 and 447,091 shares of common stock, respectively, at a weighted average exercise price of $1.23 and $10.79, respectively. During the three months ended March 31, 2004 warrants to purchase 25,717 shares were exercised at a weighted average price of $0.24 for $6,044. No warrants were exercised during the three months ended March 31, 2005. No warrants were cancelled during the three months ended March 31, 2005 and 2004.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the three months ended March 31, 2005 and 2004 amounted to $6,162 and $4,244, respectively.

(d) Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 4 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common stock, as reported	$(2,629,387)	$(2,764,727)
Total stock-based employee compensation expense determined under fair value based method for all awards	(86,587)	(188,096)

Pro forma net loss applicable to common stock	$(2,715,974)	$(2,952,823)

Basic and diluted net loss per common share, as reported	$(0.26)	$(0.33)

Pro forma basic and diluted net loss per common share	$(0.27)	$(0.36)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended March 31, 2005 and 2004, respectively: (1) risk-free interest rates of 4.3% and 4.7%, respectively; (2) dividend yields of 0.0% and 0.0%, respectively; (3) expected lives of 7.1 and 7.5 years, respectively; and (4) volatility of 90% and 84%, respectively. The weighted average fair value of options granted during the three months ended March 31, 2005 and 2004 was $1.04 and $8.19, respectively. Results may vary depending on the assumptions applied within the model.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the Company on January 1, 2006.

The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method.

(5) Legal Proceedings

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Re-examination. On January 28, 2005, the Company was informed that Pro-Pharmaceuticals made a request to the U.S. Patent and Trademark Office, or USPTO, to reexamine the Company’s U.S. Patent 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies” (the “‘306 Patent”) issued in January 2004 to challenge the claims of that patent. On April 12, 2005, the USPTO issued an office action in connection with the reexamination with questions regarding the validity of the claims. The Company plans to respond to the issues raised in the office action in due course. This reexamination does not affect the Company’s plans for development or commercialization of GCS-100, regardless of its outcome. The ‘306 Patent was thoroughly reviewed by the USPTO and the Company believes it was properly issued.

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

(6) Subsequent Events

On May 23, 2005, the Company completed the second closing of the Series D financing as contemplated by the purchase agreement dated March 4, 2005, by issuing 4,500 shares of Series D convertible preferred stock, each share converting into 1,000 shares of common stock, subject to future adjustment. Also, in connection with this closing, the Company issued warrants to purchase 4,500,000 shares of common stock at $1.23, subject to future adjustment. The Company received $4.2 million in net proceeds. The second closing had been subject to shareholder approval, which was obtained at a special stockholders meeting on May 10, 2005, and satisfaction of customary closing conditions.

On April 7, 2005, the Company received a letter from Nasdaq indicating that as of December 31, 2004, it did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq requested that we provide our specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements. Based on the review of the plan submitted by the Company, Nasdaq believes the Company provided a definitive plan evidencing its ability to achieve and sustain such compliance. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and if the Company does not have at least $2,500,000 in stockholders’ equity as of the filing of its June 30, 2005 Form 10-Q, it may be subject to delisting.

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

Overview

GlycoGenesys, Inc. (together, with its subsidiaries, as the context requires, the “Company”) is a biotechnology company focused on carbohydrate-based drug development. The Company’s drug candidate GCS-100, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed a Phase II(a) clinical trial for colorectal cancer using a 20 mg/m2 dose the results of which were announced in March 2001 and completed a Phase II(a) clinical trial for pancreatic cancer using a 20 mg/m2 dose the results of which were announced in October 2002. We announced the results of a Phase I dose escalation trial in October 2003, dosing in patients at levels up to 80 mg/m2.

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

In pursing these objectives, in May 2004, the Company initiated a Phase I dose escalation trial in multiple solid tumor indications evaluating GCS-100LE at Sharp Memorial Hospital, Clinical Oncology Research in San Diego. Two additional centers for this trial were initiated in January 2005: the University of Arizona Cancer Center at Tucson and at Scottsdale, AZ. The Company continues to enroll patients in this trial. To date, the Company has enrolled 17 patients and has not reached a dose limiting toxicity after completing the fifth of six planned dose levels. The Company is now enrolling patients in the sixth dose level which is 200mg/m2. This dose is more that double the 80 mg/m2 given in the previous dose escalation trial. In addition, the first trial in a planned two-trial program testing GCS-100LE in multiple myeloma at Dana-Farber Cancer Institute, Boston, MA was initiated in March 2005; the second trial is expected to begin early 2006. The Company plans to begin a Phase I/II trial testing GCS-100LE in chronic lymphocytic leukemia (CLL) in the third quarter 2005 and a Phase II solid tumor trial with GCS-100LE in late 2005 which will likely test GCS-100LE in combination with an approved cancer therapy.

In December 2002, the Company and Elan International Services, Ltd. (“EIS”) and Elan Corporation, plc (together with EIS, “Elan”) terminated their joint venture (SafeScience Newco, Ltd.) formed in July 2001 to advance GCS-100 in the field of oncology and as a result, the Company regained all rights to GCS-100. The Company’s goal is to consummate a partnering transaction with a biotechnology or pharmaceutical company by the end of the third quarter of 2005.

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

GCS-100 is a complex carbohydrate intended to fight bloodborne and solid tumor cancers and their metastases, either as a monotherapy or in combination with approved chemotherapies. In addition to the intellectual property the Company owns relating to GCS-100, it has exclusive licenses from David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute relating to GCS-100.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies used in preparing our interim consolidated financial statements for the three months ended March 31, 2005 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations: Three months ended March 31, 2005 versus March 31, 2004

We had a net loss, before preferred stock dividends, of $2,508,968 for the three months ended March 31, 2005 versus $2,650,956 for the three months ended March 31, 2004.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we previously developed nontoxic agricultural products. The explanations of the changes in these research and development areas from quarter-to-quarter are described in this section.

Our research and development expenses for the three months ended March 31, 2005 and 2004 were reported in the following financial statement captions:

	Three Months Ended March 31,
	2005	2004
GCS-100 - R&D	1,537,916	1,363,910
Other Products – R&D	(17,812)	15,566

Total Research & Development expenses	$1,520,104	$1,379,476

Total research and development expenses of $1,520,104 for the three months ended March 31, 2005 increased $140,628, or 10%, from $1,379,476 of expenses for the three months ended March 31, 2004.

Total GCS-100 development expenses of $1,537,916 for the three months ended March 31, 2005 represents an increase of $174,006 or 13%, from the $1,363,910 of expenses for the three months ended March 31, 2004. This increase is primarily due to increased (i) consulting and third party contractor expenses of $207,000, (ii) analytical method expenses of $87,000, (iii) clinical site expenses of $65,000, (iv) laboratory operation expenses of $55,000, (v) payroll expenses of $52,000, (vi) CRO expenses of $48,000 and (vii) $30,000 in increased preclinical expenses. These increases were partially offset by decreases of (i) $345,000 in production costs and (ii) regulatory expenses of $46,000.

Research and development expenses for our previously developed agricultural compounds, which consisted primarily of registration and license fees, were offset by the cancellation of an accrued license fee of $25,000, resulting in a decrease in expenses of $33,378, or 214%, to $(17,812) for the three months ended March 31, 2005 from $15,566 for the three months ended March 31, 2004. The Company’s agricultural products have either been sold or are no longer being developed.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed internally or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $100,000-$250,000 during the next twelve months, but could vary significantly based on the actual product candidates.

General and administrative expenses decreased to $995,429 for the three months ended March 31, 2005 from $1,281,851 for the three months ended March 31, 2004, a decrease of $286,422, or 22%. This decrease is primarily attributable to decreased (i) legal and accounting fees of $162,000, (ii) payroll expenses of $97,000, (iii) rent expense of $21,000 and (iv) consulting fees of $20,000. These decreases were partially offset by an increase in public relations activities of $25,000.

Interest income decreased to $5,416 for the three months ended March 31, 2005 from $7,476 for the three months ended March 31, 2004, a decrease of $2,060, or 28%. This decrease is attributable to a reduction in cash available for investment partially offset by higher rates of return on those investments.

Liquidity and Capital Resources

For the three months ended March 31, 2005, our operations utilized cash of $1,517,014, which, together primarily with increases in accounts payable and accrued liabilities and a decrease in prepaid expenses, funded our operating losses. We intend to raise additional funds through partnering with a larger pharmaceutical or biotechnology company and/or sales of our securities.

As of March 31, 2005, our accumulated deficit was $97,058,644 and as of May 23, 2005, our cash balances were $5,988,324.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements through the third quarter of 2005 consistent with prioritizing R&D expenditures. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of May 23, 2005, we have not obtained commitments from any existing or potential investors to provide additional financing. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Our ability to raise additional capital may be harmed if we do not maintain our listing with Nasdaq. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce or curtail operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risk related to changes in interest rates as well as changes in currency exchange rates as measured against the U.S. dollar and each other which could positively or negatively affect results of operations and retained earnings. As of March 31, 2005, the Company has evaluated its risk and determined that any exposure to currency exchange is not significant to the Company’s overall consolidated financial results. There can be no assurance that the Company’s exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

The Company maintains short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at March 31, 2005, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $97.1 million of losses since our inception, including approximately $10.1 million for the year ended December 31, 2004 and approximately $2.5 million for the quarter ended March 31, 2005. Extensive losses can be expected to continue for the foreseeable future.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements through the third quarter of 2005, allowing us to continue our current Phase I dose escalation solid tumor monotherapy trial and Phase I/II trial in multiple myeloma and initiate a Phase I/II trial in CLL with GCS-100LE, a low ethanol formulation of GCS-100. We intend to raise additional capital through partnering with a larger biotechnology or pharmaceutical company and through the sale of equity securities to support our additional planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for the additional clinical trials through partnering with a larger biotechnology or pharmaceutical company or in the capital markets, we will need to curtail our development efforts.

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

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

Our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 have been prepared on the assumption that we will continue as a going concern. Deloitte & Touche LLP issued a report dated March 29, 2005 that includes an explanatory paragraph stating that our recurring losses from operations, accumulated deficit of $94.5 million as of December 31, 2004, and our expectation that we will incur substantial additional operating costs for the foreseeable future, including costs related to ongoing research and development activities, preclinical studies and clinical trials, among other things, raise substantial doubt about our ability to continue as a going concern.

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

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A DEVELOPMENT PARTNER.

On December 18, 2002, we and Elan International Services, Ltd. (“EIS”) mutually terminated our joint venture and we acquired all of the outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS for the development of GCS-100. We must either fund the development of GCS-100 ourselves or with a new development partner. Our goal is to find a development partner by the end of the third quarter of 2005. We may not be able to consummate a transaction with a partner in this timeframe or at all. If we are unable to find a development partner or fail to find one by the end of the third quarter of 2005, our ability to develop and commercialize GCS-100, and our prospects as a whole, could be materially harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 14 issued U.S. patents having expiration dates ranging from 2013 to 2022. Six of these 14 issued patents relate to GCS-100. We own or exclusively license seven foreign patents having expiration dates ranging from 2015 to 2017. Four of these seven foreign patents relate to GCS-100. We own or exclusively license 12 pending U.S. patent applications, of which 11 relate to GCS-100 and 52 pending foreign patent applications, of which 41 relate to GCS-100. As we develop GCS-100, we may discover more about it which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

On February 23, 2004, we filed our Answer and counterclaimed against David Platt for breach of his severance agreement, against Pro-Pharmaceuticals, Inc. for tortious interference with the severance agreement, and against David Platt and Pro-Pharmaceuticals for misappropriation of proprietary rights and for unfair and deceptive acts. We are seeking monetary damages and injunctive relief to prevent David Platt and Pro-Pharmaceuticals from engaging in certain competitive activities relating to the use of polysaccharides to treat cancer and we are further seeking the assignment by David Platt and Pro-Pharmaceuticals of certain intellectual property to us, including Davanat®. Under the counterclaim for unfair and deceptive acts, we are seeking treble damages as well as attorney fees.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hyaluron, Inc. and Johnson Matthey Pharma Services, Inc. to manufacture GCS-100, Incell Corporation, LLC, Cambrex BioScience Walkersville, Inc. and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Quest Pharmaceutical Services, L.L.C., ITR Laboratories Canada, Inc., and Veristat, Inc. in connection with pre-clinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as the University of Arizona, Bart’s and The London, Queen Mary School of Medicine, and the Dana-Farber Cancer Institute.

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

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 7 drugs in Phase I, 15 drugs in Phase II, 6 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar, such as erlotinib (Tarceva®) and Gemzar, are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

We believe, based on industry studies, there are, including GCS-100, approximately 12 drugs in Phase I, 24 drugs in Phase II, and 10 drugs in Phase III or in pre-registration for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Genenetech’s bevacizumab (Avastin), Roche Pharmaceuticals’ capecitabine (Xeloda), fluorouracil (Adrucil or 5-FU), leucovorin in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU, Pharmacia’s irinotecan (Camptosar) and Imclone’s Erbitux.

We initiated a Phase I/II trial in multiple myeloma in March 2005. We believe, based on industry studies, there are, including GCS-100, approximately five drugs in Phase I, nine in Phase II and five in Phase III or in pre-registration for the treatment of multiple myeloma. In addition, GCS-100, if it receives FDA approval for treatment of multiple myeloma, will face competition from existing drugs approved or used to treat multiple myeloma. These drugs include vincristine, dexamethasone, prednisone, doxorubicin (Adriamycin), melphalan, etoposide, cytarabine, cisplatin, carmustine, cyclophosphamide, Celgene’s Thalomid and Millennium’s bortezomib (Velcade). The majority of the drugs are used in combination therapy in a variety of regimens.

In the third quarter of 2005, we also plan to initiate a Phase I/II clinical trial in chronic lymphocytic leukemia, or CLL. We believe based on industry studies, there are, other than GCS-100, approximately 1 drug in Phase I, 2 drugs in Phase II and 1 drug in Phase III or in pre-registration for the treatment of CLL. In addition, there are a number of clinical trials ongoing using a variety of approved chemotherapy agents in combination. If

GCS-100 gains FDA approval for the treatment of CLL, it will face competition from approved therapies. Three commonly used chemotherapeutic drugs to treat CLL are chlorambucil, fludarabine and cyclophosphamide. In addition, a number of new approaches to treating CLL are being developed by competitors, including development of gene therapies, or DNA damage repair, tumor vaccines and monoclonal antibodies. Alemtuzumab (Campath®), a monoclonal antibody therapy, is the first of these new approaches to receive FDA approval for the treatment of CLL patients who have failed chemotherapy. Rituximab, another monoclonal antibody approved for use in certain types of non-Hodgkins lymphoma, also shows promise to be useful in treating CLL patients. As in many cancers, drugs to treat CLL are also being used and evaluated in combination which may provide them with a competitive advantage.

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

As of May 23, 2005, there were outstanding options to purchase 681,176 shares of common stock, at a weighted average exercise price of $5.96 per share and warrants to purchase 10,249,320 shares of common stock at a weighted average exercise price of $4.06 per share. Certain of these warrants have weighted average or full ratchet anti-dilution provisions which may result in the lowering of their exercise prices. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock is convertible into approximately 166.67 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. As of March 31, 2005, there were 703.60 shares of accrued but unpaid Series B preferred dividends. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of March 31, 2005 on the Series B preferred stock but no future dividends, a total of 1,859,641 shares of common stock. This amount of shares represents 18.4% of our common stock outstanding as of March 31, 2005. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

We have 6,500 shares of Series D preferred stock outstanding. The Series D preferred stock bears a cumulative 8% dividend payable quarterly in arrears in cash or shares of Series D preferred stock, at our option. Each share of Series D preferred stock currently converts into 1,000 shares of common stock, subject to full ratchet anti-dilution protection. Under such anti-dilution protection in the event of the issuance of common stock or securities convertible into common stock at a price per share below the Series D conversion price (currently $1.00), the Series D conversion price would automatically be lowered to the price at which such securities were issued. Certain issuances do not result in any adjustment of the Series D conversion price, including exercise or conversion of existing securities, issuance or exercise of options from our current equity compensation plans and securities issued in connection with strategic partnering transactions.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until February 4, 2004, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. We received a Nasdaq Staff Determination on November 16, 2004, that our securities are subject to delisting. On December 21, 2004, we effected a 1-for-6 reverse stock split. On January 6, 2005, we received a letter from Nasdaq stating that we complied with the minimum bid price requirement and all other continued listing requirements. On April 20, 2005, the Company received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period until October 17, 2005 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face deslisting. If we meet initial listing criteria (other than bid price) at the end of the initial grace period, we would be eligible for an additional 180-day grace period ending April 15, 2006.

On April 7, 2005, we received a letter from Nasdaq indicating that as of December 31, 2004, we did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing our eligibility for continued listing and requested that we provide our specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements. Based on the review of the plan submitted by the Company, Nasdaq believes the Company provided a definitive plan evidencing its ability to achieve and sustain compliance. Nasdaq will monitor the Company’s ongoing compliance with the stockholders equity requirement and if the Company does not have at least $2,500,000 in stockholder’s equity as of the filing of its June 30, 2005 Form 10-Q, it may be subject to delisting. In such event, we may appeal Nasdaq’s decision to a Nasdaq Listing Qualifications Panel. Such an appeal would stay the delisting of our common stock pending the decision of a Nasdaq Listing Qualifications Panel, which generally hears appeals within 45 days of request. Our stockholders’ equity was approximately $600,000 as of March 31, 2005. Our market capitalization was $7.5 million on March 31, 2005 and was $7.3 million on May 19, 2005.

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

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 4.4% collectively of our common stock outstanding as of May 19, 2005. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 4.4% of our common stock outstanding as of May 19, 2005, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 20.6% of the common stock outstanding as of May 19, 2005, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of May 18, 2005, approximately 1,348,474 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our nine effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital. In connection with our March and May 2005 financing, we are required to register for resale the shares issuable upon the conversion of the Series D Preferred Stock, including Series D Preferred Stock issued as payment-in-kind dividends, or exercise of the warrants issued in the financing. This would result in a significant number of additional shares being eligible to become free-trading.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BEING INCURRED BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending April 30, 2005, our common stock has traded at prices ranging from $0.63 to $5.10 per share, reflecting the 1-for-6 reverse stock split we effected on December 21, 2004. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Platt Litigation

The Company and certain of its directors are engaged in a lawsuit with David Platt, its former CEO and Chairman, which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004. Since the date of that report, there have been no material changes in the status of the suit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2005, the Company issued 4,500 shares of Series D convertible redeemable preferred stock, each share currently convertible into 1,000 shares of common stock, and warrants to purchase 4,635,000 shares of common stock at an exercise price of $1.23 per share, subject to future adjustment, to 23 accredited investors including the Company’s placement agent, for aggregate consideration of $4,500,000. The conversion and other terms of the Series D convertible redeemable preferred stock are described in the Form 8-K filed by the Company on March 8, 2005 with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

On April 7, 2005, we received a letter from Nasdaq indicating that as of December 31, 2004, we did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing our eligibility for continued listing and requested that we provide our specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements. Based on the review of the plan submitted by the Company, Nasdaq believes we provided a definitive plan evidencing its ability to achieve and sustain such compliance. On May 23, 2005, we closed the second tranche of a financing in which we raised $4.2 million in net proceeds through the sale of Series D preferred stock and warrants. As of May 23, 2005, the date of this Quarterly Report on Form 10-Q, the Company believes it has regained compliance with the stockholders’ equity requirement of Marketplace Rule 4310(c)(2)(B) as a result of the May 23rd financing. Nasdaq will continue to monitor our ongoing compliance with the stockholders’ equity requirement and if the Company does not have at least $2,500,000 in stockholders’ equity as of the filing of its Form 10-Q for the quarter ended June 30, 2005, it may be subject to delisting. In such event, we may appeal Nasdaq’s decision to a Nasdaq Listing Qualifications Panel. Such an appeal would stay the delisting of our common stock pending the decision of a Nasdaq Listing Qualifications Panel, which generally hears appeals within 45 days of request.

ITEM 6. EXHIBITS

(a) Exhibits

10.1	Manufacturing Supply Agreement dated March 10, 2005 between Johnson Matthey Pharma Services, Inc. and GlycoGenesys, Inc. (portions of this Exhibit are omitted and are being filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).

10.2	Aseptic Fill Manufacturing Agreement dated January 14, 2005 between Hyaluron, Inc. and GlycoGenesys, Inc. (portions of this Exhibit are omitted and are being filed separately with the Securities and Exchange Commission pursuant to the Company’s application requesting confidential treatment in accordance with Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certifcation of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 23rd day of May 2005.

GLYCOGENESYS, INC.

(the “Registrant”)

/s/ Bradley J Carver
Bradley J Carver, Chief Executive Officer President and Treasurer

/s/ John W. Burns
John W. Burns, Senior Vice President, Chief Financial Officer and Secretary

/s/ Patrick J. Joyce
Patrick J. Joyce, Principal Accounting Officer