Form 10-Q
period 2005-06-30
GLYCOGENESYS  INC
filed 2005-08-15
CIK 946661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at August 12, 2005 was 12,884,054 shares.

GLYCOGENESYS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$4,139,577	$2,245,790
Prepaid expenses and other current assets	387,035	341,981

Total current assets	4,526,612	2,587,771

Property and equipment, at cost:
Computer, office and laboratory equipment	877,137	860,744
Furniture and fixtures	294,291	294,291

	1,171,428	1,155,035
Less accumulated depreciation	(851,620)	(797,428)

Property and equipment, net	319,808	357,607

Other assets:
Restricted cash	148,128	148,128
Other	11,670	11,670

Total other assets	159,798	159,798

Total assets	$5,006,218	$3,105,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	June 30, 2005	December 31, 2004
Current liabilities:
Accounts payable	$1,480,707	$1,313,196
Accrued liabilities	817,757	445,970

Total current liabilities	2,298,464	1,759,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value (liquidation value $27,131,685 and $21,929,692 as of June 30, 2005 and December 31, 2004, respectively)	145	97
Common stock, $0.01 par value; Authorized – 75,000,000 shares; Issued and outstanding – 11,711,753 and 10,084,354 shares at June 30, 2005 and December 31, 2004, respectively	117,118	100,844
Additional paid-in capital	101,732,649	95,794,745
Accumulated deficit	(99,142,158)	(94,549,676)

Total stockholders’ equity	2,707,754	1,346,010

Total liabilities and stockholders’ equity	$5,006,218	$3,105,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
Research and development	$873,646	$1,217,217	$2,393,750	$2,596,692
General and administrative	1,222,757	1,453,592	2,218,186	2,735,443

Total operating expenses	2,096,403	2,670,809	4,611,936	5,332,135

Operating loss	(2,096,403)	(2,670,809)	(4,611,936)	(5,332,135)

Other income:
Interest income	12,790	6,234	18,205	13,710
Other income	99	54,524	1,249	57,420

Total other income	12,889	60,758	19,454	71,130

Net loss	(2,083,514)	(2,610,051)	(4,592,482)	(5,261,005)
Preferred stock dividends accreted or accrued	(208,940)	(113,771)	(329,359)	(227,542)

Net loss applicable to common stock	$(2,292,454)	$(2,723,822)$	(4,921,841)	$(5,488,547)

Basic and diluted net loss per common stock	$(0.22)	$(0.32)$	(0.48)	$(0.66)

Weighted average number of common shares outstanding	10,626,841	8,445,207	10,355,612	8,359,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,592,482)	$(5,261,005)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Stock-based compensation expense to non-employees	9,992	11,071
Depreciation and amortization	54,192	61,053
Changes in assets and liabilities:
Prepaid expenses and other current assets	(45,054)	89,927
Accounts payable	167,511	268,769
Accrued liabilities	371,787	(19,627)
Net liabilities of discontinued operations	—	(44,457)

Net cash used in operating and discontinued activities	(4,034,054)	(4,894,269)

Cash flows from investing activities:
Purchase of property and equipment	(16,393)	(146,580)

Net cash used in investing activities	(16,393)	(146,580)

Cash flows from financing activities:
Proceeds from sale of securities, net of issuance costs	5,944,234	4,309,198
Proceeds from exercise of warrants and stock options	—	6,340

Net cash provided by financing activities	5,944,234	4,315,538

Net increase (decrease) in cash and cash equivalents	1,893,787	(725,311)
Cash and cash equivalents, beginning balance	2,245,790	3,193,575

Cash and cash equivalents, ending balance	$4,139,577	$2,468,264

Supplemental disclosure of non-cash financing activities:
Conversion of Series C preferred stock to common stock	$—	$1,861

Conversion of Series D preferred stock to common stock	16,050	—

Conversion of Series D prefererd stock dividends to common stock	224	—

Dividends accreted on Series B preferred stock	$242,176	$227,542

Dividends accrued on Series D preferred stock	$87,183	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

(2) Operations

As of June 30, 2005, the Company had an accumulated deficit of $99,142,158. Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $2,228,148 at June 30, 2005. The Company believes that its existing funds and commitments will be sufficient to fund its operating expenses and capital requirements through the third quarter of 2005, allowing the Company to continue its current Phase I solid tumor dose escalation trial and its Phase I/II multiple myeloma trial and to initiate a Phase I/II trial in chronic lymphocytic leukemia with GCS-100LE, a low ethanol formulation of GCS-100. The Company intends to raise additional capital through equity financings or partnering with a large biotechnology or pharmaceutical company to support its current and planned clinical trials and continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through June 30, 2005, the Company has been successful in raising $82.7 million from the sales of equity securities.

The Company’s future is dependent upon its ability to obtain financing to fund its operations. As of August 15, 2005, the Company has not obtained commitments from existing or potential investors to provide additional financing. The Company will need to raise significant additional funding. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. To the extent that the Company is unable to raise additional capital on a timely basis, management plans to slow down research activity to conserve cash. In the event additional financing is not obtained, the Company may be required to significantly reduce or curtail operations.

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

(3) Net Loss Per Common Stock

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three month and six month periods ended June 30, 2005 and 2004 excluded the potential common shares from convertible preferred stock, warrants and stock options because their inclusion would be anti-dilutive. At June 30, 2005 and 2004, there were 10,249,320 and 2,200,975 warrants outstanding, respectively, and 678,377 and 316,629 stock options outstanding, respectively, which were omitted from the net loss per common stock calculations, and 6,693,133 and 1,687,019 shares, respectively, issuable upon conversion of outstanding shares of preferred stock which were also omitted.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(4) Equity

(a) Issuance of Preferred Stock

In the three months ended June 30, 2005, the Company issued 4,500 shares of Series D convertible preferred stock in connection with a two-part financing for gross consideration of $4,500,000. In the six months ended June 30, 2005, the Company issued 6,500 shares of Series D convertible preferred stock (which consisted of 2,000 shares issued in March 2005 and 4,500 shares issued in May 2005) for gross consideration of $6,500,000.

(b) Issuance of Common Stock

During the three and six months ended June 30, 2005, the Company issued 1,627,369 shares of common stock upon the conversion of 1,605 shares of Series D preferred stock, including 22,369 shares of common stock issued as payment of dividends on such converted Series D preferred stock.

(c) Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of June 30, 2005 and December 31, 2004 (liquidation value $14,953,030).

•	Series B convertible preferred stock, 6,000 authorized; 3,471.15 shares issued and outstanding as of June 30, 2005 and December 31, 2004 (liquidation value $7,218,838 and $6,976,662, respectively).

•	Series C convertible preferred stock, 1,117 authorized; no shares issued and outstanding as of June 30, 2005 and December 31, 2004.

•	Series D convertible preferred stock, 10,000 authorized; 4,895 shares issued and outstanding as of June 30, 2005 (liquidation value $4,959,817.

The Company has authorized 75,000,000 shares of common stock, $0.01 par value. At June 30, 2005 and December 31, 2004, there were 11,711,753 and 10,084,354 shares issued and outstanding, respectively.

During the three and six months ended June 30, 2005, the Company issued 1,627,369 shares of common stock upon the conversion of 1,605 shares of Series D preferred stock, including 22,369 shares of common stock issued as payment of dividends on such converted Series D preferred stock.

During the three months ended June 30, 2005 and 2004, the Company granted options to purchase 3,667 and 8,434 shares of common stock, respectively, at a weighted average exercise price of $0.92 and $4.55, respectively, per share to employees and others. No options were exercised during the three months ended June 30, 2005 or 2004. During the three months ended June 30, 2005 and 2004, 3,038 and 3,334 options to purchase common stock expired.

During the six months ended June 30, 2005 and 2004, the Company granted options to purchase 361,814 and 61,685 shares of common stock, respectively, at a weighted average exercise price of $1.04 and $7.69, respectively, per share to employees and others. No options were exercised during the six months ended June 30, 2005. During the six months ended June 30, 2004, 183 options were exercised at $1.62 per share for consideration of $297. During the six months ended June 30, 2005 and 2004, 4,233 and 3,334 options to purchase common stock expired.

During the three months ended June 30, 2005, the Company issued warrants to purchase 4,635,000 at a weighted average exercise price of $1.23 per share. During the three months ended June 30, 2004, the Company issued no warrants. No warrants were exercised during the three months ended June 30, 2005. Warrants to purchase 48 shares for consideration of $3 were exercised during the three months ended June 30, 2004. During the three months ended June 30, 2004, 286,671 warrants expired. No warrants expired during the three months ended June 30, 2005.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

During the six months ended June 30, 2005 and 2004, the Company issued warrants to purchase 6,695,000 and 447,092 shares, respectively, at a weighted average exercise price of $1.23 and $10.79 per share. During the six months ended June 30, 2004, warrants to purchase 25,765 shares were exercised for consideration of $6,046. No warrants were exercised during the six month period ended June 30, 2005. During the periods ended June 30, 2004 and 2005, warrants to purchase 286,671 and 40,992 shares expired, respectively.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying consolidated statements of operations for the six months ended June 30, 2005 and 2004 amounted to $9,992 and $11,071, respectively.

(d) Stock-based compensation plans

The Company has stock-based employee compensation plans that are described more fully in Note 4 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock-based employee compensation.

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stock, as reported	$(2,292,454)	$(2,723,822)	$(4,921,841)	$(5,488,547)
Less: stock-based employee compensation expense determined under fair value based method for all awards	(48,360)	(106,741)	(134,988)	(304,590)

Pro forma net loss applicable to common stock	$(2,340,814)	$(2,830,563)	$(5,056,829)	$(5,793,137)

Basic and diluted net loss per common stock, as reported	$(0.22)	$(0.32)	$(0.48)	$(0.66)

Pro forma basic and diluted net loss per common stock	$(0.22)	$(0.34)	$(0.49)	$(0.69)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended June 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.33% and 4.94%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 6.86 and 7.3 years; and (4) volatility of 64.8% and 102.8%, respectively. The weighted average fair value of options granted during the three months ended June 30, 2005 and 2004 was $0.92 and $4.55, respectively. The following assumptions were used for options granted during the six months ended June 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.26% and 4.64%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 6.86 and 7.3 years; and (4) volatility of 74.8% and 85.4%, respectively. The weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 was $1.04 and $7.70, respectively. Results may vary depending on the assumptions applied within the model.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

(5) Legal Proceedings and Contingencies

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

Discovery is proceeding in this matter. A trial is not expected until the second half of 2006.

Re-examination. On January 28, 2005, the Company was informed that Pro-Pharmaceuticals made a request to the U.S. Patent and Trademark Office, or USPTO, to reexamine the Company’s U.S. Patent 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies” (the “‘306 Patent”) issued in January 2004 to challenge the claims of that patent. On April 12, 2005, the USPTO issued an office action in connection with the reexamination with questions regarding the validity of the claims. The Company responded to the issues raised in the office action on June 13, 2005 amending the claims so that they cover modified citrus pectin and other polymeric carbohydrates that bind to galectins. On July 13, 2005, Pro-Pharmaceuticals filed a counter response to the Company’s response as is their right. This reexamination does not affect the Company’s plans for development or commercialization of GCS-100, regardless of its outcome, as the Company has additional patents and patent applications that it believes would cover the use of GCS-100 when combined with other therapies.

GLYCOGENESYS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Re-examinations can be requested by any party and are frequently requested by parties who believe their ability to commercialize a product may be adversely affected by an issued patent and who wish to challenge claims in the patent. The ‘306 Patent, as amended, broadly claims the use of polymeric carbohydrates with side chains that bind to galectins, including GCS-100, prior to or in combination with chemotherapy or surgery for the treatment of cancer. Pro-Pharmaceuticals, Inc. has publicly stated that its lead drug candidate, Davanat®, which is a polymeric carbohydrate with side chains, binds to galectins and is used in combination with chemotherapy.

Nasdaq Listing - On April 20, 2005, the Company received a letter from Nasdaq indicating that the bid price of its common stock had been below $1.00 for 30 consecutive business days and that it had a 180-day grace period, until October 17, 2005, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. On June 30, 2005, the Company received a letter from Nasdaq indicating that it had regained compliance by maintaining a closing bid price above $1.00 for at least 10 consecutive days and the matter is now closed.

On April 7, 2005, the Company received a letter from Nasdaq indicating that as of December 31, 2004, it did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing the Company’s eligibility for continued listing and requested that the Company provide its specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements. Based on the review of the plan submitted by the Company, Nasdaq believes the Company provided a definitive plan evidencing its ability to achieve and sustain such compliance. On May 23, 2005, the Company closed the second tranche of a financing in which it raised $4.2 million in net proceeds through the sale of Series D preferred stock and warrants. As of June 30, 2005, it had $2.7 million in stockholders’ equity. The Company’s market capitalization was $13.7 million on June 30, 2005 and was $14.2 million on August 12, 2005. Nasdaq will continue to monitor the Company’s ongoing compliance with the listing requirements and if the Company does not meet these requirements, it could become subject to delisting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto.

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

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on carbohydrate compounds and related technologies. The Company’s lead drug candidate GCS-100®, a potential treatment for multiple forms of solid tumors and bloodborne cancers, has completed Phase II(a) clinical trials for colorectal and pancreatic cancer using a 20 mg/m2 dose of the former high ethanol formulation.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100LE, a low-ethanol formulation of GCS-100, and to secure the necessary financial resources to conduct such trials, through raising funds in the capital market and repartnering with a large biotechnology or pharmaceutical company.

In pursing these objectives, in May 2004, the Company initiated a Phase I dose escalation trial in multiple solid tumor indications evaluating GCS-100LE which is being conducted at Sharp Memorial Hospital, Clinical Oncology Research in San Diego and the University of Arizona Cancer Center at Tucson and at Scottsdale, AZ. The Company continues to enroll patients in this trial. To date, the Company has enrolled 22 patients and has not reached a maximum tolerated dose. The Company is now enrolling patients in the sixth dose level which is 200mg/m2. In addition, a Phase I/II trial testing GCS-100LE in multiple myeloma at Dana-Farber Cancer Institute, Boston, MA was initiated in March 2005; a Phase II trial in multiple myeloma is expected to begin in the third quarter of 2006. The Company plans to begin a Phase I/II trial testing GCS-100LE in chronic lymphocytic leukemia (CLL) in the third quarter 2005 and to initiate a Phase II/III pivotal trial in CLL in the fourth quarter of 2006. A Phase II solid tumor trial with GCS-100LE is planned to begin in the second quarter of 2006, which will likely test GCS-100LE in combination with an approved cancer therapy.

The Company continues to pursue its goal of consummating a strategic funding through a partnership with a biotechnology or pharmaceutical company or a relationship with fundamental, long term investors in order to provide long-term funding.

The Company’s business was founded in 1992 as IGG International, Inc. to pursue carbohydrate-based pharmaceutical research for cancer therapeutics. In 1995, the Company merged with Alvarada Inc., a publicly-traded corporation having no active operations. In 1998 the Company changed its name to SafeScience, Inc. and in October 2001 the Company changed its name to GlycoGenesys, Inc. The Company’s principal executive offices are located at 31 St. James Avenue, 8th Floor, Boston, MA 02116 and the telephone number is (617) 422-0674. The Company’s research laboratory is located in Cambridge, MA. The Company’s home page is located on the World Wide Web at http://www.glycogenesys.com.

GlycoGenesys has two wholly-owned subsidiaries, International Gene Group, Inc. (“IGG”), and SafeScience Products, Inc. (“SafeScience Products”). These subsidiaries are currently non-operating subsidiaries.

GCS-100 is a complex carbohydrate intended to fight bloodborne and solid tumor cancers and their metastases, either as a monotherapy or in combination with approved chemotherapies. In addition to the intellectual property the Company owns relating to GCS-100, it has exclusive licenses from David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute relating to GCS-100.

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies used in preparing our interim unaudited condensed consolidated financial statements for the six months ended June 30, 2005 are the same as those described in our Annual Report on Form 10-K.

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

Results of Operations: Three Months Ended June 30, 2005 versus June 30, 2004

We had a net loss before accretion and accrual of preferred stock dividends of $2,083,514 for the three months ended June 30, 2005 versus $2,610,051for the three months ended June 30, 2004.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we previously developed agricultural products. The explanations of the changes in these research and development areas from quarter-to-quarter are described in this section.

Our research and development expenses for the three months ended June 30, 2005 and 2004 were reported in the following financial statement captions:

	Three Months Ended June 30,
	2005	2004
GCS-100 - R&D	$877,486	$1,190,244

Other Products – R&D	(3,840)	26,973

Total Research & Development expenses	$873,646	$1,217,217

Total research and development expenses of $873,646 for the three months ended June 30, 2005 decreased $343,571, or 28%, from $1,217,217 of expenses for the three months ended June 30, 2004.

Total GCS-100 development expenses of $877,486 for the three months ended June 30, 2005 decreased $312,758, or 26%, from $1,190,244 of expenses for the three months ended June 30, 2004. This decrease is primarily due to decreased (i) GCS-100 production costs of $323,000, (ii) analytical method expenses of $71,000 and (iii) $37,000 in decreased preclinical expenses. The decreases were partially offset by increases of (i) $51,000 in payroll expenses, (ii) $26,000 in laboratory operation expenses and (iii) consulting expenses of $57,000.

Research and development expenses for our previously developed agricultural compounds, which consisted primarily of registration and license fees, were reduced as the Company’s agricultural products have either been sold or are no longer being developed.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed jointly or licensed by us. The cost related to the development of new product candidates is projected to be in the range of $2,500,000-$3,000,000 during the next twelve months, but could vary significantly based on the actual product candidates and availability of funds.

General and administrative expenses decreased to $1,222,757 for the three months ended June 30, 2005 from $1,453,592 for the three months ended June 30, 2004, a decrease of $230,835, or 16%. This decrease is primarily attributable to decreased (i) legal expenses of $183,000, (ii) payroll expenses of $53,000, (iii) $40,000 in public relation expenses, (iv) rent expense of $23,000, (v) travel expenses of $23,000, and (vi) insurance expenses of $18,000. These decreases were partially offset by increases of (i) $73,000 in expenses related to the special shareholder meeting and (ii) $44,000 in consulting expenses.

Interest income increased to $12,790 for the three months ended June 30, 2005 from $6,234 for the three months ended June 30, 2004, an increase of $6,556, or 105%. This increase is attributable to an increase in cash available for investment with higher rates of return on those investments.

Other income decreased to $99 for the three months ended June 30, 2005 from $54,524 for the three months ended June 30, 2004, a decrease of $54,425. This decrease is primarily attributable to the non-recurring income of $50,000 related to the sale of the Company’s Elexa product line in June 2004.

Results of Operations: Six Months Ended June 30, 2005 versus June 30, 2004

We had a net loss before accretion and accrual of preferred stock dividends of $4,592,482 for the six months ended June 30, 2005 versus $5,261,005 for the six months ended June 30, 2004.

Research and Development Expenses —

Our research and development expenses for the six months ended June 30, 2005 and 2004 were reported in the following financial statement captions:

	Six Months Ended June 30,
	2005	2004
GCS-100 – R&D	$2,415,402	$2,554,152
Other Products – R&D	(21,652)	42,540

Total Research & Development expenses	$2,393,750	$2,596,692

Total research and development expenses of $2,393,750 for the six months ended June 30, 2005 decreased $202,942, or 8%, from $2,596,692 of expenses for the six months ended June 30, 2004.

Total GCS-100 development expenses of $2,415,402 for the six months ended June 30, 2005 decreased $138,750, or 5%, from $2,554,152 of expenses for the six months ended June 30, 2004. This decrease is primarily due to decreased (i) production costs of $554,000, (ii) CRO expenses of $52,000, (iii) regulatory expenses of $46,000 and (iv) $36,000 in decreased recruitment expenses. The decreases were partially offset by increases of (i) $159,000 in clinical site expenses, (ii) $103,000 in payroll expenses, (iii) $93,000 in consulting expenses, (iv) $81,000 in laboratory operation expenses, (v) analytical method expenses of $44,000, (vi) $35,000 in expenses related to our scientific advisory board and (vii) $30,000 in patent fees.

Research and development expenses for our previously developed agricultural compounds, which consisted primarily of registration and license fees, were offset by the cancellation of an accrued license fee of $25,000, resulting in a decrease in expenses of $64,192, or 151%, to $(21,652) for the six months ended June 30, 2005 from $42,540 for the six months ended June 30, 2004. The Company’s agricultural products have either been sold or are no longer being developed.

General and administrative expenses decreased to $2,218,186 for the six months ended June 30, 2005 from $2,735,443 for the six months ended June 30, 2004, a decrease of $517,257, or 19%. This decrease is primarily attributable to decreased (i) legal expenses of $317,000, (ii) payroll expenses of $150,000, (iii) rent expense of $44,000, (iv) accounting expenses of $38,000, (v) insurance expenses of $37,000 and (vi) $15,000 in public relation activities. These decreases were partially offset by increases of (i) $80,000 in expenses related to the special shareholder meeting and (ii) $24,000 in consulting expenses.

Interest income increased to $18,205 for the six months ended June 30, 2005 from $13,710 for the six months ended June 30, 2004, an increase of $4,495, or 33%. This increase is attributable to an increase in cash available for investment with higher rates of return on those investments.

Other income decreased to $1,249 for the six months ended June 30, 2005 from $57,420 for the six months ended June 30, 2004, a decrease of $56,171. This decrease is primarily attributable to the non-recurring income of $50,000 related to the sale of the Company’s Elexa product line in June 2004.

Liquidity and Capital Resources

For the six months ended June 30, 2005, our operations utilized cash of $4,034,054 which, together primarily with increases in accounts payable, accrued liabilities and prepaid expenses, funded our operating losses. We intend to raise additional funds through sales of our securities and/or partnering with a larger pharmaceutical or biotechnology company.

As of June 30, 2005, our accumulated deficit was $99,142,158 and as of August 12, 2005, our cash balances were $2,969,820 . In March and May 2005 we raised approximately $6,500,000 in aggregate gross proceeds from the sale of preferred stock and warrants to purchase common stock.

We believe that our existing funds and commitments will be sufficient to fund our operating expenses and capital through the third quarter of 2005, consistent with prioritizing R&D expenditures. Since inception, we have funded our operations primarily through the proceeds from the sale of equity securities; however, there can be no assurance that additional equity financing will be available.

Our future is dependent upon our ability to obtain financing to fund our operations. As of August 15, 2005, we have not obtained commitments from existing or potential investors to provide additional financing. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials. Our ability to raise additional capital may be harmed if we do not maintain our listing with Nasdaq. On April 20, 2005, we received a letter from Nasdaq indicating that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had until October 17, 2005 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. On June 30, 2005, we received a letter from Nasdaq indicating that we had regained compliance by maintaining a closing bid price above $1.00 for at least 10 consecutive days and the matter is now closed. On April 7, 2005, we received a letter from Nasdaq indicating that as of December 31, 2004, we did not comply with Nasdaq rules, which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing our eligibility for continued listing and requested that we provide specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements. Based on the review of the plan submitted by us, Nasdaq believes we provided a definitive plan evidencing our ability to achieve and sustain such compliance. Nasdaq will continue to monitor our ongoing compliance with the listing requirements and if we do not meet these requirements, we could become subject to delisting. To the extent that we are unable to raise additional capital on a timely basis, management plans to prioritize research activities to conserve cash. In the event additional financing is not obtained, we may be required to significantly reduce or curtail operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of June 30, 2005, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at June 30, 2005, the fair value of the portfolio would change by an immaterial amount.

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

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. Excluding dividends accreted to preferred stock, we have incurred approximately $99.2 million of losses since our inception, including approximately $10.1 million for the year ended December 31, 2004 and $4.6 million in the first six months of 2005. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	conduct additional and/or larger clinical trials in the U.S. and foreign countries;

•	conduct research and development on existing and new product candidates;

•	make milestone and royalty payments;

•	seek regulatory approvals for our product candidates;

•	commercialize our product candidates, if approved;

•	prosecute and maintain existing and future patent applications and patents;

•	hire additional clinical, scientific and management personnel;

•	add operational, financial and management information systems and personnel; and

•	identify and potentially in-license additional compounds or product candidates.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING, WHICH COULD REDUCE OUR ABILITY TO FUND, EXPAND OR CONTINUE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operating expenses and capital requirements through the third quarter of 2005, allowing us to continue the current Phase I dose escalation solid tumor monotherapy trial and Phase I/II multiple myeloma trial and to initiate a Phase I/II trial in CLL with GCS-100LE, a low ethanol formulation of GCS-100. We intend to raise additional capital through the sale of equity securities and through partnering with another biotech or pharmaceutical company to support our additional planned clinical trials and continued operations. To the extent we are unable to raise sufficient funding for the additional clinical trials in the capital markets or through partnering with a large biotechnology or pharmaceutical company, we will need to curtail our development efforts.

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

GCS-100 is not currently approved for sale by the FDA or by any other regulatory agency in the world, and GCS-100 may never receive approval for sale or become commercially viable. We may seek but not receive Fast Track Drug Designation, Accelerated Approval, or Priority Review status by the FDA. Before obtaining regulatory approval for sale, GCS-100 will be subjected to extensive preclinical and clinical testing to demonstrate safety and efficacy for a particular indication for humans in addition to meeting other regulatory standards. Our success will depend on the successful outcome of our clinical trials with GCS-100.

There are a number of difficulties and risks associated with clinical trials. The possibility exists that:

•	we may discover that GCS-100 may cause, alone or in combination with another therapy, harmful side effects;

•	we may discover that GCS-100, alone or in combination with another therapy, does not exhibit the expected therapeutic results in humans;

•	results from early trials may not be statistically significant or predictive of results that will be obtained from large-scale, advanced clinical trials;

•	we, the FDA, other similar foreign regulatory agencies or an institutional review board may suspend the clinical trials of GCS-100;

•	patient recruitment may be slower than expected;

•	patients may drop out of our clinical trials; and

•	we may be unable to produce sufficient supplies in a timely fashion of GCS-100 for clinical trials.

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

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A DEVELOPMENT PARTNER.

On December 18, 2002, we and Elan International Services, Ltd. (“EIS”) mutually terminated our joint venture and we acquired all of the outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS for the development of GCS-100. We must either fund the development of GCS-100 ourselves or with a new development partner. If we are unable to find a development partner, our ability to develop and commercialize GCS-100, and our prospects as a whole, may be materially harmed.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 14 issued U.S. patents having expiration dates ranging from 2013 to 2022. Six of these 14 issued patents relate to GCS-100. We own or exclusively license eight foreign patents having expiration dates ranging from 2015 to 2017. Five of these eight foreign patents relate to GCS-100. We own or exclusively license 13 pending U.S. patent applications, of which 12 relate to GCS-100 and 56 pending foreign patent applications, of which 44 relate to GCS-100. As we develop GCS-100, we may discover more about it which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

WE ARE ENGAGED IN LITIGATION WITH DAVID PLATT AND PRO-PHARMACEUTICALS, INC. AND IF WE ARE \UNSUCCESSFUL, WE MAY BE HARMED.

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

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hyaluron, Inc. and Johnson Matthey Pharma Services, Inc. to manufacture GCS-100, Fisher Clinical Services, Inc. for drug inventory and shipping services, Incell Corporation, LLC, Cambrex Bio Science Walkersville, Inc. and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Quest Pharmaceutical Services, LLC, Veristat, Inc. and Medelis, Inc. in connection with pre-clinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as the University of Arizona, Barts and The London, Queen Mary’s School of Medicine, and the Dana-Farber Cancer Institute.

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

We face significant competition from firms currently engaged in the pharmaceutical and biotechnology industries. GCS-100, our lead drug candidate, being developed for the treatment of various forms of cancer, addresses large markets, which are already populated with several biotechnology and large pharmaceutical companies. These companies utilize different drug discovery platforms, including but not limited to small molecules, protein-based drugs, liposome technology, and genomics. The drug development industry is intensely competitive. According to industry surveys, there are approximately 400 new drug candidates in development to treat various types of cancer, many of them for multiple indications. According to the PhRMA, approximately 170 pharmaceutical and biotechnology companies and the National Cancer Institute are conducting these efforts. It is estimated that 100 biotechnology companies have more than 100 drug candidates in later stages of clinical development than GCS-100 for acute, life threatening disease, and late stage disease, and that over forty percent of these drug candidates are being developed to treat various types of cancer. Many of our actual or potential competitors have significantly greater financial resources and/or drug development experience than we have. There is no assurance that other carbohydrate-based or non-carbohydrate-based drugs with similar clinical effects to GCS-100 may not already be in development by other companies or that other companies may not successfully develop such drugs in the future.

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

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 6 drugs in Phase I, 11 drugs in Phase II, 7 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

We believe, based on industry studies, there are, including GCS-100, approximately 11 drugs in Phase I, 12 drugs in Phase II, and 10 drugs in Phase III or in pre-registration for treatment of colorectal cancer. In addition, GCS-100, if it receives FDA approval for colorectal cancer, will face competition from existing drugs approved or used to treat colorectal cancer. These drugs include Genenetech’s Avastin, Roche Pharmaceuticals’ capecitabine (Xeloda), fluorouracil (Adrucil or 5-FU), leucovorin in combination with 5-FU, Janssen’s levamisole (Ergamisol) in combination with 5-FU, Pharmacia’s irinotecan (Camptosar) and Imclone’s Erbitux.

We initiated a Phase I/II trial in multiple myeloma in March 2005. We believe, based on industry studies, there are, including GCS-100, approximately 6 drugs in Phase I, 11 in Phase II and 7 in Phase III or in pre-registration for the treatment of multiple myeloma. In addition, GCS-100, if it receives FDA approval for treatment of multiple myeloma, will face competition from existing drugs approved or used to treat multiple myeloma. These drugs include vincristine, dexamethasone, prednisone, doxorubicin (Adriamycin), melphalan, etoposide, cytarabine, cisplatin, carmustine, cyclophosphamide, Celgene’s Thalomid and Millennium’s Velcade. The majority of the drugs are used in combination therapy in a variety of regimens.

In the third quarter of 2005, we also plan to initiate a Phase I/II clinical trial in chronic lymphocytic leukemia, or CLL. We believe based on industry studies, there are, other than GCS-100, approximately 4 drugs in Phase I, 7 drugs in Phase II and 2 drugs in Phase III or in pre-registration for the treatment of CLL. In addition, there are a number of clinical trials ongoing using a variety of approved chemotherapy agents in combination. If GCS-100 gains FDA approval for the treatment of CLL, it will face competition from approved therapies. Three commonly used chemotherapeutic drugs to treat CLL are chlorambucil, fludarabine and cyclophosphamide. In addition, a number of new approaches to treating CLL are being developed by competitors, including development of gene therapies, or DNA damage repair, tumor vaccines and monoclonal antibodies. Alemtuzumab (Campath®), a monoclonal antibody therapy, is the first of these new approaches to receive FDA approval for the treatment of CLL patients who have failed chemotherapy. Rituximab, another monoclonal antibody approved for use in certain types of non-Hodgkins lymphoma, also shows promise to be useful in treating CLL patients. As in many cancers, drugs to treat CLL are also being used and evaluated in combination which may provide them with a competitive advantage.

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

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 15 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 16 full-time employees. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of July 31, 2005, there were outstanding options to purchase 676,711 shares of common stock, at a weighted average exercise price of $5.94 per share and warrants to purchase 10,249,320 shares of common stock at a weighted average exercise price of $4.06 per share. Certain of these warrants have weighted average or full ratchet anti-dilution provisions which may result in the lowering of their exercise prices. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

EIS owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock is convertible into approximately 166.67 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. As of June 30, 2005, there were 775.22 shares of accrued but unpaid Series B preferred dividends. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of June 30, 2005 on the Series B preferred stock but no future dividends, a total of 1,871,578 shares of common stock. This amount of shares represents 15.0% of our common stock outstanding as of July 31, 2005. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

We have 3,791.89 shares of Series D preferred stock outstanding, which includes shares issued as dividends. The Series D preferred stock bears a cumulative 8% dividend payable quarterly in arrears in cash or shares of Series D preferred stock, at our option. Each share of Series D preferred stock currently converts into 1,000 shares of common stock, subject to full ratchet anti-dilution protection. Under such anti-dilution protection in the event of the issuance of common stock or securities convertible into common stock at a price per share below the Series D conversion price (currently $1.00), the Series D conversion price would automatically be lowered to the price at which such securities were issued. Certain issuances do not result in any adjustment of the Series D conversion price, including exercise or conversion of existing securities, issuance or exercise of options from our current equity compensation plans and securities issued in connection with strategic partnering transactions.

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

We may not be able to maintain our compliance with Nasdaq continued listing requirements in the future. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive days and that we had a 180-day grace period to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. We received a Nasdaq Staff Determination on November 16, 2004, that our securities are subject to delisting. On December 21, 2004, we effected a 1-for-6 reverse stock split. On January 6, 2005, we received a letter from Nasdaq stating that we complied with the minimum bid price requirement and all other continued listing requirements. On April 20, 2005, we received a letter from Nasdaq indicating that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until October 17, 2005, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. On June 30, 2005, we received a letter from Nasdaq indicating that we had regained compliance by maintaining a closing bid price above $1.00 for at least 10 consecutive days and the matter is now closed.

On April 7, 2005, we received a letter from Nasdaq indicating that as of December 31, 2004, we did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing our eligibility for continued listing and requested that we provide our specific plan to achieve and sustain compliance with Nasdaq SmallCap Market listing requirements. Based on the review of the plan submitted by the Company, Nasdaq believes we provided a definitive plan evidencing its ability to achieve and sustain such compliance. On May 23, 2005, we closed the second tranche of a financing in which we raised $4.2 million in net proceeds through the sale of Series D preferred stock and warrants. As of June 30, 2005, we had $2.7 million in stockholders’ equity. Our market capitalization was $13.7 million on June 30, 2005 and was $14.2 million on August 12, 2005. Nasdaq will continue to monitor our ongoing compliance with the listing requirements and if the Company does not meet these requirements, it could become subject to delisting.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities or in what are commonly known as the “pink sheet”. In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers be accredited investors, which would reduce the number of investors who could purchase our shares. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

BECAUSE THE CURRENT AND POTENTIAL MEMBERS OF OUR BOARD OF DIRECTORS COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 3.6% collectively of our common stock outstanding as of July 31, 2005. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 3.6% of our common stock outstanding as of July 31, 2005, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 17.3% of the common stock outstanding as of July 31, 2005, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of August 11, 2005, approximately 1,225,244 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our eleven effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES BEING INCURRED BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq—Small Cap) has been, and may continue to be, highly volatile. During the twelve months ending July 31, 2005, our common stock has traded at prices ranging from $0.63 to $3.78 per share, reflecting the 1-for-6 reverse stock split we effected on December 21, 2004. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Platt Litigation

The Company and certain of its directors are engaged in a lawsuit with David Platt, its former CEO and Chairman, which is described in the Company’s Annual Report on Form 10-K for the year ending December 31, 2004. A trial is not expected until the second half of 2006. There have been no other material changes in the status of the suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2005, the Company held its Annual Meeting of Stockholders. A quorum of stockholders entitled to vote was present in person or by proxy for the meeting. Four items were voted upon: (1) the election of two Class I directors, (2) an increase in the number of authorized shares, (3) the amendment of the 2003 Omnibus Incentive Plan and (4) the ratification of the appointment of auditors.

1. The nominees for Class I director approved by the shareholders were John W. Burns and Theodore J. Host. The following table indicates the term expiration date and the number of votes cast with respect to the nominee, the number of votes in favor and the number of votes withheld:

Nominee	Term Expiration	Total Votes Cast	Total Votes in Favor	Total Votes Withheld
John W. Burns	2008	8,854,103	8,582,086	272,017
Theodore J. Host	2008	8,854,193	8,576,925	277,268

Messrs.Carver, Dube and Hanson continued their respective terms of office as directors.

2. The proposal to increase the Company’s authorized common stock from 33,333,333 to 75,000,000 shares was approved by a vote of 8,021,718 in favor, 760,352 against and 72,033 abstentions out of a total of 8,854,103 votes cast.

3. The proposal to approve an amendment to the Company’s 2003 Omnibus Incentive Plan to increase the number of shares by 800,000 to 1,104,167 and increase the number of shares issuable to an individual in one calendar year from 50,000 to 100,000 was approved by a vote of 2,900,285 in favor, 751,587 against and 109,067 abstentions out of a total of 3,760,939 votes cast.

4. The appointment of Deloitte & Touche LLP as auditors for the Company for the year ended December 31, 2005 was approved by a vote of 8,672,418 in favor, 126,705 against and 54,980 abstentions out of a total of 8,854,103 votes cast.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Certificate of Amendment to the Articles of Incorporation of the Company filed on June 24, 2005.
10.1	Master Services Agreement between GlycoGenesys, Inc. and Veristat, Inc. dated May 2, 2005.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2003.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2003.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 15th day of August 2005.

GLYCOGENESYS, INC.

(the “Registrant”)

/s/ Bradley J Carver
Bradley J Carver, Chief Executive Officer President and Treasurer

/s/ John W. Burns
John W. Burns, Senior Vice President, Chief Financial Officer and Secretary

/s/ Patrick J. Joyce
Patrick J. Joyce, Principal Accounting Officer