Form 10-Q
period 2005-09-30
GLYCOGENESYS  INC
filed 2005-11-16
CIK 946661

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ____________________________

Commission file number 0-26476

GLYCOGENESYS, INC.
(Exact name of Registrant as specified in its charter.)

Nevada	33-0231238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value per share, at November 15, 2005 was 14,087,899 shares.

GLYCOGENESYS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

GLYCOGENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30,	December 31,
	2005	2004

Current assets:
Cash and cash equivalents	$1,999,374	$2,245,790
Prepaid expenses and other current assets	554,951	341,981
Total current assets	2,554,325	2,587,771

Property and equipment, at cost:
Computer, office and laboratory equipment	879,119	860,744
Furniture and fixtures	294,291	294,291
	1,173,410	1,155,035
Less accumulated depreciation	(880,250)	(797,428)
Property and equipment, net	293,160	357,607

Other assets:
Restricted cash	148,128	148,128
Other	11,670	11,670
Total other assets	159,798	159,798
Total assets	$3,007,283	$3,105,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

(Unaudited)

	September 30,	December 31,
	2005	2004
Current liabilities:
Accounts payable	$2,088,251	$1,313,196
Accrued liabilities	392,073	445,970

Total current liabilities	2,480,324	1,759,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized - 5,000,000; issued and outstanding - 12,721.51 and 9,624.66 shares at September 30, 2005 and December 31, 2004, respectively (liquidation value $25,503,477 and $21,929,692 as of September 30, 2005 and December 31, 2004, respectively)	127	97
Common stock, $0.01 par value; Authorized - 75,000,000 shares; Issued and outstanding - 13,587,590
and 10,084,354 shares at September 30, 2005 and December 31, 2004, respectively	135,876	100,844
Additional paid-in capital	101,692,565	95,794,745
Accumulated deficit	(101,301,609)	(94,549,676)
Total stockholders’ equity	526,959	1,346,010
Total liabilities and stockholders’ equity	$3,007,283	$3,105,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating expenses:
Research and development	$1,167,963	$1,360,047	$3,561,713	$3,956,740
General and administrative	982,709	1,337,566	3,200,894	4,073,008
Total operating expenses	2,150,672	2,697,613	6,762,607	8,029,748
Operating loss	(2,150,672)	(2,697,613)	(6,762,607)	(8,029,748)

Other income:
Interest income	20,112	12,967	38,317	26,677
Other (expense) income	(28,891)	91	(27,643)	57,510
Total other (expense) income	(8,779)	13,058	10,674	84,187

Net loss	(2,159,451)	(2,684,555)	(6,751,933)	(7,945,561)
Preferred stock dividends accreted or accrued	(187,678)	(115,021)	(517,037)	(342,564)
Net loss applicable to common stock	$(2,347,129)	$(2,799,576)	$(7,268,970)	$(8,288,125)
Basic and diluted net loss per common share	$(0.18)	$(0.28)	$(0.64)	$(0.93)
Weighted average number of common shares outstanding	13,165,422	10,084,096	11,292,215	8,934,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,751,933)	$(7,945,561)
Adjustments to reconcile net loss to net cash used in operating and discontinued activities:
Stock-based compensation expense to non-employees	13,837	17,753
Depreciation and amortization	82,822	89,161
Changes in assets and liabilities:
Prepaid expenses and other current assets	(212,970)	71,878
Accounts payable	775,055	649,079
Accrued liabilities	(53,897)	(65,920)
Net liabilities of discontinued operations	–	(57,698)
Net cash used in operating and discontinued activities	(6,147,086)	(7,241,308)
Cash flows from investing activities:
Purchase of property and equipment	(18,375)	(173,689)
Net cash used in investing activities	(18,375)	(173,689)
Cash flows from financing activities:
Proceeds from sale of securities, net of issuance costs	5,919,045	8,801,345
Proceeds from exercise of warrants and stock options	–	6,342
Net cash provided by financing activities	5,919,045	8,807,687

Net increase (decrease) in cash and cash equivalents	(246,416)	1,392,690
Cash and cash equivalents, beginning balance	2,245,790	3,193,575
Cash and cash equivalents, ending balance	$1,999,374	$4,586,265

Supplemental disclosure of non-cash financing activities:
Conversion of Series C preferred stock to common stock	$–	$1,861
Conversion of Series D preferred stock to common stock	$34,631	$–
Conversion of Series D preferred stock dividends to common stock	$401	$–
Dividends accreted on Series B preferred stock	$365,271	$342,564
Dividends accrued on Series D preferred stock	$151,766	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends on its ability to obtain additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations. There can be no assurance that the Company will be able to obtain necessary additional financing, to consummate a strategic transaction, or to make alternative arrangements to fund its operations, as there are currently no commitments, other than pursuant to the common stock purchase agreement with Fusion Capital Fund II, LLC dated October 21, 2005 which the Company must supplement with additional funds.

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

(2)  Operations

As of September 30, 2005, the Company had an accumulated deficit of $(101,301,609). Despite this accumulated deficit, the Company had a net working capital position (current assets less current liabilities) of $74,001 at September 30, 2005. The Company believes that its existing funds have the potential to fund its operations through November 2005, consistent with prioritizing research and development and other expenditures. The Company intends to raise additional capital through equity and/or debt financings or partnering with a large biotechnology or pharmaceutical company to support its current and planned clinical trials and continued operations. Since inception, the Company has funded its operations primarily through the proceeds from the sale of equity securities. From the inception of the Company through September 30, 2005, the Company has been successful in raising $82.7 million from the sales of equity securities.

The Company’s future is dependent upon its ability to quickly obtain financing to fund its operations. As of November 15, 2005, other than the common stock purchase agreement with Fusion Capital, the Company has not obtained commitments from existing or potential investors to provide additional financing. The Company will need to raise significant additional funding. To the extent that the Company is unable to raise additional capital prior to the end of November 2005, it may be required to cease operations. The Company is working with an investment bank to secure additional funds likely through the issuance of convertible debt securities which we will sell solely to qualified institutional buyers and select larger institutional accredited investors and has a number of potential sources in various stages of development. There can be no assurances that the Company will successfully raise additional funds. The Company expects to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials.

While on October 21, 2005 the Company entered into a common stock purchase agreement with Fusion Capital (“Fusion Agreement”) to sell Fusion Capital up to $20 million of common stock over a 25 month period (See Note 6), the Company must maintain the effectiveness of the registration statement covering the shares that may be sold to Fusion Capital, which was filed on Form S-1 on November 4, 2005 and declared effective on November 14, 2005, in order to issue stock and receive proceeds under the Fusion Agreement. In addition to the funds raised from the sale of common stock to Fusion Capital, if any, the Company must raise additional funds in both the near and long term.

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

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Principal risks to the Company include the need to obtain adequate financing to fund future operations, the successful development and marketing of pharmaceutical products, dependence on collaborative partners, United States Food and Drug Administration approval, dependence on key individuals and competition from similar products and larger companies.

(3)  Net Loss Per Common Share

Basic loss per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of the potential common shares consisting of outstanding stock options and warrants is determined using the treasury stock method. Diluted weighted average shares outstanding for the three month and nine month periods ended September 30, 2005 and 2004 excluded the potential common shares from convertible preferred stock, warrants and stock options because their inclusion would be anti-dilutive. At September 30, 2005 and 2004, there were 10,249,320 and 3,595,312 warrants outstanding, respectively, 4,842,232 and 1,698,296 shares, respectively, issuable upon conversion of outstanding shares of preferred stock and 674,514 and 316,628 stock options outstanding, respectively, which were omitted from the net loss per common share calculations.

(4)  Equity

(a)  Issuance of Preferred Stock

In the nine months ended September 30, 2005, the Company issued 6,500 shares of Series D convertible preferred stock (which consisted of 2,000 shares issued in March 2005 and 4,500 shares issued in May 2005) for gross consideration of $6,500,000.

(b)  Issuance of Common Stock

During the three months ended September 30, 2005, the Company issued 1,875,837 shares of common stock upon conversion of 1,858.132 shares of Series D preferred stock, including 17,705 shares of common stock issued as payment of dividends on such converted Series D preferred stock.

In the nine months ended September 30, 2005, the Company issued 3,503,236 shares of common stock upon conversion of 3,463.132 shares of Series D preferred stock, including 40,099 shares of common stock issued as payment of dividends on such converted Series D preferred stock.

(c)  Stock, Stock Options, and Warrants

The Company has authorized 5,000,000 shares of preferred stock, $0.01 par value. Such preferred stock consists of:

•	Series A convertible preferred stock, 7,500 shares authorized; 6,153.51 shares issued and outstanding as of September 30, 2005 and December 31, 2004 (liquidation value $14,953,030).

•
Series B convertible preferred stock, 6,000 shares authorized; 3,471.15 shares issued and outstanding as of September 30, 2005 and December 31, 2004 (liquidation value $7,341,933 and $6,976,662, respectively).

•	Series C convertible preferred stock, 1,117 shares authorized; no shares issued and outstanding as of September 30, 2005 and December 31, 2004.

•	Series D convertible preferred stock, 10,000 shares authorized, 3,096.848 issued and outstanding as of September 30, 2005 (liquidation value $3,208,514).

The Company has authorized 75,000,000 shares of common stock, $0.01 par value. At September 30, 2005 and December 31, 2004, there were 13,587,590 and 10,084,354 shares issued and outstanding, respectively.

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

During the three months ended September 30, 2005, the Company granted no options to purchase shares of common stock. During the three months ended September 30, 2004, the Company granted options to purchase 1,500 shares of common stock at a weighted average exercise price of $2.70 per share to employees and others. No options were exercised during the three months ended September 30, 2005 or 2004. During the three months ended September 30, 2005 and 2004, 3,864 and 1,500 options to purchase common stock expired.

During the nine months ended September 30, 2005 and 2004, the Company granted options to purchase 361,814 and 63,185 shares of common stock, respectively, at a weighted average exercise price of $1.04 and $7.57, respectively, per share to employees and others. During the nine months ended September 30, 2004 options to purchase 183 shares of common stock were exercised at a weighted average exercise price of $1.62 for proceeds of $296. During the nine months ended September 30, 2005 no options were exercised. During the nine months ended September 30, 2005 and 2004, 8,097 and 4,835 options to purchase common stock expired.

During the three months ended September 30, 2004, the Company issued warrants to purchase 1,394,337 shares at a weighted average exercise price of $6.00 per share. During the three months ended September 30, 2005, the Company issued no warrants. No warrants to purchase shares were exercised during the three months ended September 30, 2005 and 2004. No warrants expired during the three months ended September 30, 2005 and 2004.

During the nine months ended September 30, 2005 and 2004, the Company issued warrants to purchase 6,715,000 and 1,841,428 shares, respectively, at a weighted average exercise price of $1.23 and $7.16 per share, respectively. During the nine months ended September 30, 2004, warrants to purchase 25,765 shares were exercised for consideration of $6,047. No warrants were exercised during the nine month period ended September 30, 2005. During the periods ended September 30, 2005 and 2004, warrants to purchase 60,993 and 286,671 shares expired, respectively.

Total non-cash expense related to stock, stock option and warrant grants recorded in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005 and 2004 amounted to $13,837 and $17,753, respectively.

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
September 30, 2005

Had the compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method described in SFAS No. 123, the Company’s net loss and basic and diluted net loss per common share on a pro forma basis would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss applicable to common stock, as reported	$(2,347,129)	$(2,799,576)	$(7,268,970)	$(8,288,125)

Less: stock-based employee compensation expense determined under fair value based method for all awards	(47,873)	(109,057)	(212,462)	(413,648)
Pro forma net loss applicable to common stock	$(2,395,002)	$(2,908,633)	$(7,481,432)	$(8,701,773)

Basic and diluted net loss per common share, as reported	$(0.18)	$(0.28)	$(0.64)	$(0.93)
Pro forma basic and diluted net loss per common share	$(0.18)	$(0.29)	$(0.66)	$(0.97)

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the three months ended September 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.2% and 5.0%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 7.8 and 7.0 years; and (4) volatility of 87.8% and 76.0%, respectively. There were no options granted during the three months ended September 30, 2005. The weighted average fair value of options granted during the three months ended September 30, 2004 was $2.22.

The preceding pro forma results were calculated using the Black-Scholes option-pricing model. The following assumptions were used for options granted during the nine months ended September 30, 2005 and 2004, respectively: (1) risk-free interest rates of 4.2% and 4.8%, respectively; (2) dividend yields of 0.0%; (3) expected lives of 7.8 and 7.0years; and (4) volatility of 109.8.% and 86.7%, respectively. The weighted average fair value of options granted during the nine months ended September 30, 2005 and 2004 was $0.75 and $6.31, respectively.

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

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

The Company is evaluating the two methods of adoption allowed by SFAS No. 123R; the modified-prospective transition method and the modified-retrospective transition method and, accordingly, has not yet determined the impact of adoption of SFAS No. 123R on its financial statements.

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

Re-examination. On January 28, 2005, the Company was informed that Pro-Pharmaceuticals made a request to the U.S. Patent and Trademark Office, or USPTO, to re-examine its U.S. Patent No. 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies” (the “‘306 Patent”) issued in January 2004 to challenge the claims of that patent. On April 12, 2005, the USPTO issued an office action in connection with the re-examination with questions regarding the validity of the claims. The Company responded to the issues raised in the office action on June 13, 2005 amending the claims so that they cover modified citrus pectin and other polymeric carbohydrates that bind to galectins. On July 13, 2005, Pro-Pharmaceuticals filed a counter response to the Company’s response as is their right. On October 18, 2005, the USPTO issued a non-final office action in which it no longer adopts many of the bases for questioning the validity of the claims of the ‘306 Patent but which still maintains some bases for questioning the validity of the claims. The Company has until December 18, 2005 to address the issues raised in the October 18th office action. Pro-Pharmaceuticals may respond within 30 days after the Company’s response. This re-examination does not affect the Company’s plans for development or commercialization of GCS-100, regardless of its outcome, as the Company has additional patents and patent applications that it believes would cover the use of GCS-100 when combined with other therapies.

Re-examinations can be requested by any party and are frequently requested by parties who believe their ability to commercialize a product may be adversely affected by an issued patent and who wish to challenge claims in the patent. The ‘306 Patent, as amended, broadly claims the use of polymeric carbohydrates with side chains that bind to galectins, including GCS-100, prior to or in combination with chemotherapy or surgery for the treatment of cancer. Pro-Pharmaceuticals, Inc. has publicly stated that its lead drug candidate, Davanat® is a polymeric carbohydrate with side chains, binds to galectins and is used in combination with chemotherapy.

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

On April 7, 2005, the Company received a letter from Nasdaq indicating that as of December 31, 2004, it did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing the Company’s eligibility for continued listing and requested that the Company provide its specific plan to achieve and sustain compliance with Nasdaq Capital Market listing requirements. Based on the review of the plan submitted by the Company, Nasdaq agreed to permit our continued listing but is continuing to monitor the Company’s ongoing compliance with the listing requirements and could delist the Company. As of September 30, 2005, it had $0.5 million in stockholders’ equity. The Company’s market capitalization was $14.0 million on September 30, 2005 and was $10.8 million on November 15, 2005. Nasdaq will continue to monitor the Company’s ongoing compliance with the listing requirements and if the Company does not meet these requirements, it could become subject to delisting. It is unlikely that the Fusion Agreement and additional funding, if any, that we secure would enable the Company to comply with the stockholders’ equity and market capitalization listing rquirements and thus our ability to continue listing our common stock on the Nasdaq Capital Market is quite uncertain.

(6) Subsequent Events

Interference. On November 2, 2005, the Company received notice from the United States Patent and Trademark Office that an interference had been declared between U.S. Patent Application No. 08/024,487 “Modified Pectin” (the “’487 Application”), and U.S. Patent No. 5,895,784 “Method for Treatment of Cancer by Oral Administration of Modified Pectin” (the “’784 Patent”). The declaration of interference indicates that the U.S. Patent and Trademark Office has made a preliminary determination that the ‘784 Patent and the ‘487 Application claim the same invention. The ‘487 Application covers the use of modified pectin to treat or inhibit metastasis. The ‘784 Patent covers the oral administration of modified pectin to treat cancer and metastasis among other things. The Company is the exclusive licensee to both the ‘487 Application and the ‘784 Patent. Therefore, the declaration of the interference and the outcome of the proceeding will not affect the Company’s efforts to commercialize GCS-100, both in its current intravenous formulation or as an orally-delivered drug.

The Company intends to comply with its obligations and responsibilities under the respective license agreements for the ‘487 Application and ‘784 Patent, including taking all steps necessary to perfect and maintain the '487 Application. The Company will cooperate with the ‘487 Application inventor in the interference to make sure that the claims of the ‘487 Application are not reduced or eliminated. Under Section 5.1(b) of the Company’s license agreement for the ‘784 Patent, in the event of an interference, the Company has the right to direct the inventors to amend the ’784 Patent, or take any further action the Company deems reasonably necessary to avoid, overcome, or terminate any interference proceeding.

As is standard in interference proceedings, the Board of Patent Appeals and Interferences will first examine whether the claims of the ‘487 Application and the ‘784 Patent that are subject to the interference are in fact the same invention or are patentably distinct (i.e., separate inventions). If the claims are determined to be patentably distinct then the interference is ended and the ‘487 Application and the ‘784 Patent will each retain their full scope of claims.

If the claims are determined to be the same invention then the Company will utilize its ability to modify the ‘784 Patent so that there is no longer any interference between the ‘487 Application and the ‘784 Patent. This would allow the broader claims of the ‘487 Application, which are not limited to oral administration, to issue as a patent in full. Even if the claims of the ‘784 Patent were amended or reduced, the ‘487 Application would still cover the oral administration of GCS-100. Therefore, regardless of the outcome of the interference, as exclusive licensee of the ‘487 Application and the ‘784 Patent, the Company will still have the exclusive rights to commercialize GCS-100, both in its current intravenous formulation and as an orally delivered drug. The Company’s plans for commercializing GCS-100 are not affected by the interference.

GLYCOGENESYS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

Common Stock Purchase Agreement. On October 21, 2005, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Fusion Capital Fund II, LLC (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from the Company up to $20,000,000 of its common stock over a period of up to 25 months, subject to earlier termination at the Company's discretion. Pursuant to the terms of a registration rights agreement, dated as of October 21, 2005, the Company has filed a registration statement with the U.S. Securities and Exchange Commission on November 4, 2005 covering up to 9,355,276 shares that may be sold to Fusion Capital under the Purchase Agreement. This registration statement was declared effective on November 14, 2005.

So long as the registration statement remains effective and other conditions are met, each trading day during the term of the Purchase Agreement the Company has the right to sell to Fusion Capital up to $40,000 of the Company's common stock at a purchase price based upon the recent market price of the Company’s common stock at the time of sale. The amount sold to Fusion Capital may be increased by the Company based upon increases in the price of the Company’s common stock. The Company has the right to control the timing and amount of shares sold to Fusion Capital. The Company also has the right to terminate the Purchase Agreement at any time without cost. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the price of the common stock is less than $0.25 per share. Under the Purchase Agreement, Fusion Capital is prohibited from engaging in any direct or indirect short selling or hedging resulting in a net short position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

The following contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. All forward-looking statements involve risks and uncertainty. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Our actual results may differ materially from the results anticipated in the forward-looking statements. Any statements contained in this Quarterly Report on Form 10-Q that relate to future plans, events or performance are forward-looking statements that involve risks and uncertainties, including but not limited to the results of financing efforts, risks of product development (such as failure to demonstrate efficacy or safety), risk related to FDA and other regulatory procedures, market acceptance risks, the impact of competitive products and pricing, the results of current and future licensing, joint ventures and other collaborative relationships, litigation risks, developments regarding intellectual property rights and litigation, and other risks identified in the section titled “Quantitative and Qualitative Disclosures about Market Risk—Certain Factors that May Affect Future Results” included herein which discuss factors that could contribute to such material differences. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GlycoGenesys, Inc. (together with its subsidiaries, as the context requires, the “Company”) is a biotechnology company developing novel drug candidates primarily based on carbohydrate compounds and related technologies. The Company's lead drug candidate GCS-100®, a potential treatment for multiple forms of solid tumors and bloodborne cancers, completed Phase II(a) clinical trials for colorectal and pancreatic cancer using a 20 mg/m2 dose of the former high ethanol formulation.

The Company’s near-term objectives are to continue to proceed through the various phases of United States Food and Drug Administration (“FDA”) clinical trials for GCS-100LE, a low ethanol formulation of GCS-100, and to secure the necessary financial resources to conduct such trials, through raising funds in the capital market and repartnering with a large biotechnology or pharmaceutical company.

GCS-100 is a complex carbohydrate intended to fight bloodborne and solid tumor cancers and their metastases, either as a monotherapy or in combination with approved chemotherapies.  In addition to the intellectual property the Company owns relating to GCS-100, it has exclusive licenses from David Platt and Wayne State University and the Barbara Ann Karmanos Cancer Institute relating to GCS-100.

In pursuing these objectives, in May 2004, the Company initiated a Phase I dose escalation trial in multiple solid tumor indications evaluating GCS-100LE which is being conducted at Sharp Memorial Hospital, Clinical Oncology Research in San Diego and the University of Arizona Cancer Center at Tucson and at Scottsdale, AZ. In September 2005, the Company announced preliminary results establishing the maximum tolerated dose, or MTD, in this trial as 160 mg/m2 and provided safety and pharamcokinetic data. Response data available for 14 patients with advanced disease showed that 11 experienced periods of stable disease; three of these patients achieved stable disease despite being non-responsive to any prior therapies. In addition, a Phase I/II trial testing GCS-100LE in multiple myeloma at Dana-Farber Cancer Institute, Boston, MA was initiated in March 2005 and initiated at the Roswell Park Cancer Institute, Buffalo, NY in November 2005; a Phase II trial in multiple myeloma is expected to begin in the third quarter of 2006. The Company plans to begin a Phase I/II trial testing GCS-100LE in chronic lymphocytic leukemia (CLL) in the fourth quarter 2005 and to initiate a Phase II/III pivotal (assuming sufficient results from the Phase I/II trial) trial in CLL in the fourth quarter of 2006. A Phase II solid tumor trial with GCS-100LE is planned to begin in the second half of 2006, which will be designed based on a review of all clinical and preclinical data.

The Company continues to pursue its goal of consummating a strategic funding through a partnership with a biotechnology or pharmaceutical company or a relationship with fundamental, long term investors in order to provide long-term funding. Several have expressed interest in a potential strategic relationship and want to review the interim data from our bloodborne cancer trials expected in the second quarter of 2006 before committing to negotiating an alliance. We continue to pursue these activities as well as additional funding opportunities to supplement the common stock purchase agreement with Fusion Capital announced on October 24, 2005.

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

Critical Accounting Policies

Our significant accounting policies are described in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies used in preparing our interim consolidated financial statements for the nine months ended September 30, 2005 are the same as those described in our
Annual Report on Form 10-K.

The Company’s critical accounting policies are those that are important to the portrayal of the Company’s financial condition and operating results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that its most critical accounting policy relates to its basis of accounting. Pending the outcome of management's efforts to secure additional financing or a decision to cease operations and liquidate, the Company will continue to prepare its financial statements on the assumption that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Consequently, the financial statements do not include any adjustments to reflect possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result if management and the Board of Directors were to determine that additional financing was not available on favorable terms, and that the Company should cease operations and liquidate. In this event, the financial statements would be prepared and presented on the liquidation basis of accounting, whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. There can be no assurance that, in the event of a liquidation, there will be any assets remaining to be distributed to shareholders. The Company believes that its second most critical accounting policy relates to the accounting for its accrued liabilities, specifically clinical research organization costs. While the Company bases its judgments and estimates on historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual results may differ from those estimates.

Results of Operations: Three Months Ended September 30, 2005 versus September 30, 2004

We incurred a net loss applicable to common stock of $2,347,129 for the three months ended September 30, 2005 versus $2,799,576 for the three months ended September 30, 2004.

Research and Development Expenses — Developing carbohydrate-based therapeutic compounds is our primary business focus and to a lesser extent, we previously developed agricultural products. The explanations of the changes in these research and development areas from quarter-to-quarter are described in this section.

Our research and development expenses for the three months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,
	2005	2004

GCS-100 - R&D	$1,171,130	$1,349,002
Other Products - R&D	(3,167)	11,045
Total Research & Development Expenses	$1,167,963	$1,360,047

Total research and development expenses of $1,167,963 for the three months ended September 30, 2005 decreased $192,084, or 14%, from $1,360,047 of expenses for the three months ended September 30, 2004.

Other products development expense decreased to a $(3,167) credit for the three months ended September 30, 2005 from an expense of $11,045 for the three months ended September 30, 2004, a decrease of $14,912. This decrease was primarily attributable to the cancellation of accrued liabilities for license fees payable on the Company’s agricultural product line which has been sold and the elimination of substantially all other expenses related to this product line.

Total GCS-100 development expenses of $1,171,130 for the three months ended September 30, 2005 decreased $177,872, or 13%, from $1,349,002 of expenses for the three months ended September 30, 2004. This decrease is primarily due to decreased (a) GCS-100 production costs of $161,000, (b) clinical trial expenses of $120,000, (c) preclinical expenses of $53,000, (d) payroll expenses of $25,000, (e) laboratory operation expenses of $19,000 and (f) travel expenses of $13,000. These decreases were partially offset by increases in (a) analytical methods of $94,000, (b) consulting expenses of $82,000, (c) patent fees of $29,000 and (d) expenses related to our scientific advisory board of $15,000.

Research and development expenses for our previously developed agricultural compounds, which consisted primarily of registration and license fees, were reduced as the Company’s agricultural products have either been sold or are no longer being developed.

We may seek to expand our drug compound pipeline under development. Any new product candidates will either be developed or licensed by us. The cost related to the development of new product candidates during the twelve months following consummating a strategic relationship could vary significantly based on the actual product candidates and availability of funds.

General and administrative expenses decreased to $982,709 for the three months ended September 30, 2005 from $1,337,566 for the three months ended September 30, 2004, a decrease of $354,857, or 27%. This decrease is primarily attributable to decreases of approximately (a) $247,000 for legal expenses and (b) $168,000 for consulting expenses. This decrease was partially offset by increases in (a) rent of $33,000, (b) public relation activities of $15,000 and (c) payroll expenses of $12,000.

Interest income increased to $20,112 for the three months ended September 30, 2005 from $12,967 for the three months ended September 30, 2004, an increase of $7,145, or 55%. This increase is attributable to an increase in cash available for investment and higher rates of return on those investments.

Other expense increased to $28,891 for the three months ended September 30, 2005 from an income of $91 for the three months ended September 30, 2004, an increase of $28,800. This increase was primarily attributable to recording a liability of $28,548 for sales and use taxes assessed by the Commonwealth of Massachusetts as the result of an audit of the period from January 1, 1997 through December 31, 2003.

Results of Operations: Nine Months Ended September 30, 2005 versus September 30, 2004

We incurred a net loss applicable to common stock of $7,268,970 for the nine months ended September 30, 2005 versus $8,288,125 for the nine months ended September 30, 2004.

Research and Development Expenses —

Our research and development expenses for the nine months ended September 30, 2005 and 2004 were reported as follows:

	Nine Months Ended September 30,
	2005	2004

GCS-100 - R&D	$3,586,532	$3,903,156
Other Products - R&D	(24,819)	53,584
Total Research & Development expenses	$3,561,713	$3,956,740

Total research and development expenses of $3,561,713 for the nine months ended September 30, 2005 decreased $395,027, or 10%, from $3,956,740 of expenses for the nine months ended September 30, 2004.

Other products development expense decreased to a $(24,819) credit for the nine months ended September 30, 2005 from an expense of $53,584 for the nine months ended September 30, 2004, a decrease of $78,403. This decrease was primarily attributable to the cancellation of accrued liabilities for license fees payable on the Company’s agricultural product line which has been sold and the elimination of substantially all other expenses related to this product line.

Total GCS-100 development expenses of $3,586,632 for the nine months ended September 30, 2005 decreased $316,524, or 8%, from $3,903,156 of expenses for the nine months ended September 30, 2004. This decrease is primarily due to decreases in (a) GCS-100 production costs of $828,000, (b) preclincial expenses of $60,000, (c) regulatory expenses of $46,000, (d) recruitment expenses of $46,000 and (e) travel expenses of $22,000. These decreases were partially offset by increases in (a) consulting expenses of $270,000, (b) analytical methods expenses of $110,000, (c) payroll expenses of $78,000, (d) laboratory operation expenses of $64,000, (e) patent fees of $59,000, (f) expenses related to our scientific advisory board of $50,000 and (g) clinical trial expenses of $35,000.

Research and development expenses for our previously developed agricultural compounds, which consisted primarily of registration and license fees, were offset by the cancellation of an accrued license fee of $25,000, resulting in a decrease in expenses of $78,403, or 146%, to a credit of $(24,819) for the nine months ended September 30, 2005 from $53,584 of charges for the nine months ended September 30, 2004. The Company’s agricultural products have either been sold or are no longer being developed.

General and administrative expenses decreased to $3,200,894 for the nine months ended September 30, 2005 from $4,073,008 for the nine months ended September 30, 2004, a decrease of $872,114, or 21%. This decrease is primarily attributable to decreases of approximately (a) $564,000 in legal expenses, (b) $144,000 in consulting fees, (c) $138,000 in payroll expenses, (d) $44,000 in accounting fees, (e) 37,000 in insurance expenses and (f) $12,000 in rent expenses. These decreases were partially offset by an increase in annual meeting expenses of $91,000 largely due to the special stockholders meeting held in May 2005.

Interest income increased to $38,317 for the nine months ended September 30, 2005 from $26,677 for the nine months ended September 30, 2004, an increase of $11,640, or 44%. This increase is attributable to an increase in cash available for investment and higher rates of return on those investments.

Other expense increased to $27,643 for the nine months ended September 30, 2005 from an income of $57,510 for the nine months ended September 30, 2004, an increase of $85,153. This increase was primarily attributable to recording a liability in 2005 of $28,548 for sales and use taxes assessed by the Commonwealth of Massachusetts as the result of an audit of the period from January 1, 1997 through December 31, 2003 compared with recording income in 2004 of $50,000 from the sale of the Company’s Elexa product line in June 2004.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, our operations utilized cash of $6,147,086 which, together primarily with increases in accounts payable, funded our operating loss. We intend to raise additional funds through sales of our securities and/or partnering with a larger pharmaceutical or biotechnology company.

As of September 30, 2005, our accumulated deficit was $101,301,609 and as of November 14, 2005, our cash balances were $1,231,042. As of September 30, 2005 we had $0.5 million in stockholders' equity and $74,001 in working capital and as of November 15, 2005 we had a stockholders' deficit and a working capital deficit because we have not raised additional capital.

Our future is dependent upon our ability to quickly obtain financing to fund our operations. As of November 15, 2005, other than the common stock purchase agreement with Fusion Capital Fund II, LLC (the “Fusion Agreement”), we have not obtained commitments from existing or potential investors to provide additional financing. We believe that our existing funds have the potential to maintain our operations through November 2005, consistent with prioritizing research and development and other expenditures and continuing to manage our accounts payable. To the extent that we are unable to raise additional capital prior to the end of November 2005, we may be required to cease operations. We are working with an investment bank to secure additional funds likely through the issuance of convertible debt securities which we will sell solely to qualified institutional buyers and select larger institutional accredited investors and have multiple potential sources in various stages of development. There can be no assurances that we will successfully raise additional funds. Our future is dependent upon our ability to obtain financing to fund our operations. As of November 15, 2005, we have not obtained commitments from existing or potential investors to provide additional funding other than through the Fusion Agreement. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, preclinical studies and clinical trials.

While on October 21, 2005, we entered into the Fusion Agreement to sell to Fusion Capital up to $20 million of common stock over a 25 month period. We filed a registration statement covering the shares that may be sold to Fusion Capital on November 4, 2005 and this registration statement was declared effective by the SEC on November 14, 2005 enabling us to commence sales to Fusion Capital. We must maintain the effectiveness of the registration statement covering the shares that may be sold to Fusion Capital in order to issue stock and receive proceeds under the Fusion Agreement. The extent to and manner on which we will rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price and volume of our common stock and the extent to which we are able to secure working capital from other sources. We expect that given the current market price and volume of our common stock we will not sell the allowed full daily purchase amount to Fusion Capital at this time. If obtaining sufficient financing from Fusion Capital were to prove unavailable or prohibitively dilutive, we will need to secure a larger amount of additional funding in order to satisfy our working capital needs. Even if we are able to access the full $20.0 million under the Fusion Agreement, we will still need additional capital both short term and long term to fully implement our business, operating and development plans. We are continuing to pursue additional funding opportunities to supplement the Fusion Agreement. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences would be a material adverse effect on our business, operating results, financial condition and prospects.

In the event that under the Fusion Agreement, we decide to issue more than 2,716,159 shares, i.e., greater than 19.99% of our outstanding shares of common stock as of the date of the Fusion Agreement and we are listed on the Nasdaq Capital Market, we would first be required to seek shareholder approval. If our common stock was not listed on the Nasdaq but rather traded through another service such as the OTC Bulletin Board, then we would not be limited by the 19.99% Nasdaq Rule nor need a special stockholder meeting to approve the transaction.

Pursuant to the Fusion Agreement, we have the right to receive $40,000 per trading day unless our stock price equals or exceeds $1.25, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.  Fusion Capital shall not have the right nor the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.25. Fusion Capital may not purchase shares of our common stock under the Fusion Agreement if Fusion Capital, together with its affiliates, would beneficially own more than 9.9% of our common stock outstanding at the time of purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the Fusion Agreement which would allow it to avoid the 9.9% limitation. Therefore, we do not believe it is likely that Fusion Capital will reach the 9.9% limitation. Since we initially registered 8,000,000 (in addition to 1,355,276 shares issued or issuable to Fusion Capital as commitment shares) shares for sale by Fusion Capital pursuant to the registration statement filed on November 4, 2005 with the SEC, the selling price of our common stock to Fusion Capital will have to average at least $2.50 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock.  Assuming a purchase price of $0.77 per share (the closing sale price of the common stock on November 15, 2005) and the purchase by Fusion Capital of 8,000,000 shares under the Fusion Agreement, proceeds to us would be $6,160,000. Subject to approval by our board of directors, we have the right but not the obligation to issue additional shares to Fusion Capital.  In the event we elect to issue additional shares, we will be required to file a new registration statement and have it declared effective by the SEC.

Our ability to raise additional capital may be harmed if we do not maintain our listing with Nasdaq. On April 20, 2005, we received a letter from Nasdaq indicating that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had until October 17, 2005 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive days or face delisting. On June 30, 2005, we received a letter from Nasdaq indicating that we had regained compliance by maintaining a closing bid price above $1.00 for at least 10 consecutive days and the matter is now closed. On April 7, 2005, we received a letter from Nasdaq indicating that as of December 31, 2004, we did not comply with the Nasdaq rules, which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing our eligibility for continued listing and requested that we provide a specific plan to achieve and sustain compliance with Nasdaq Capital Market listing requirements. Based on the review of the plan submitted by us, Nasdaq will continue to monitor our ongoing compliance with the listing requirements and if we do not meet these requirements, we could become subject to delisting. It is unlikely that the Fusion Agreement and additional funding, if any, that we secure would enable us to comply with the stockholders’ equity and market capitalization listing requirements and thus our ability to continue listing our common stock on the Nasdaq Capital Market is quite uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are not exposed to significant market risk related to changes in currency exchange rates as measured against the U.S. dollar. As of September 30, 2005, we have evaluated our risk and determined that any exposure to currency exchange is not significant to our overall consolidated financial results. There can be no assurance that our exposure will remain at these levels, especially in the event of significant and sudden fluctuations in the value of local currencies. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

We maintain short-term investments in an overnight money market account comprised of U.S. treasury bills. If market interest rates were to increase immediately and uniformly by 10% from levels that existed at September 30, 2005, the fair value of the portfolio would change by an immaterial amount.

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

IF WE ARE NOT ABLE TO OBTAIN ADDITIONAL FUNDING WITHIN WEEKS, WE COULD BE REQUIRED TO CEASE OPERATIONS.

We believe that our existing funds will be sufficient to fund our operations through November 2005. We must quickly raise additional capital through the sale of equity or debt securities, in addition to sales to Fusion Capital to support our clinical trials and continued operations. To the extent we are unable to raise sufficient funding for our clinical trials in the capital markets or through partnering with a large biotechnology or pharmaceutical company, we will need to curtail our development efforts or cease operations.

We only have the right to receive $40,000 per trading day under the agreement with Fusion Capital, unless our stock price equals or exceeds $1.35, in which case the daily amount may be increased under certain conditions as the price of our common stock increases.  In addition the registration statement filed on November 4, 2005 must remain effective in order for us to make sales of our common stock under the agreement. Fusion Capital shall not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.25.  Since we initially registered 9,355,276 for sale by Fusion Capital, of which 8,000,000 may be sold to Fusion Capital under the common stock purchase agreement, the selling price of our common stock to Fusion Capital will have to average at least $2.50 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock.  Assuming a purchase price of $0.77 per share (the closing sale price of the common stock on November 15, 2005) and the purchase by Fusion Capital of 8,000,000 shares under the common stock purchase agreement, proceeds to us would be $6,560,000.  Subject to approval by our board of directors, we have the right but not the obligation to issue more than 8,000,000 shares to Fusion Capital.  In the event we elect to issue more than 9,355,276 shares offered under the registration statement filed on November 4, 2005, we will be required to file a new registration statement and have it declared effective by the U.S. Securities & Exchange Commission. In the event that we decide to issue more than 2,716,159 shares of common stock (19.99% of our outstanding shares of common stock on the date of our agreement with Fusion Capital), we would be required to seek shareholder approval if we are listed on the Nasdaq Capital Market.

Specifically, Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.25. In addition, pursuant to the terms of the common stock purchase agreement, Fusion Capital may not own more than 9.9% of our outstanding shares of common stock. Even if we are able to access the full $20.0 million under the common stock purchase agreement with Fusion Capital, we will still need additional capital to fully implement our business, operating and development plans. The extent we rely on Fusion Capital as a source of funding will depend on a number of factors including, the prevailing market price and trading volume of our common stock and the extent to which we are able to secure working capital from other sources, including other debt and equity financings.

The Fusion Capital transaction alone will not be sufficient to sustain our operations, therefore, our future is dependent on our ability to quickly obtain additional financing to fund our operations. We expect to incur substantial additional operating costs, including costs related to ongoing research and development activities, manufacturing, preclinical studies and clinical trials. Additional equity financing may result in dilution to our stockholders. At our current stock price or if the market price of our common stock declines, some potential investors may either refuse to offer us any financing or will offer financing at unacceptable rates or on unfavorable terms. If we are unable to obtain financing necessary to fund our operations, we may have to sell or liquidate GlycoGenesys or significantly reduce, curtail or cease our operations.

WE HAVE EXPERIENCED SIGNIFICANT LOSSES THROUGHOUT OUR HISTORY, WE EXPECT THESE LOSSES TO CONTINUE AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We began operations in 1993 and have not generated revenue from human therapeutic products. We do not expect to generate product revenue for several years, if at all. We will not generate significant funds unless we receive payments in connection with any potential licensing, marketing or other partnering arrangement with other pharmaceutical or biotechnology companies, or we bring pharmaceutical products to market. As of September 30, 2005, we have incurred approximately $105.8 million of losses since our inception, which includes $4.5 million of dividends accreted to preferred stock, approximately $10.6 million for the year ended December 31, 2004 and $7.3 million in the first nine months of 2005. Extensive losses can be expected to continue for the foreseeable future.

We also expect to continue to incur significant operating expenses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

   conduct additional and/or larger clinical trials in the U.S. and foreign countries;

  conduct research and development on existing and new product candidates;

  make milestone and royalty payments;

  seek regulatory approvals for our product candidates;

  commercialize our product candidates, if approved;

  prosecute and maintain existing and future patent applications and patents;

  hire additional clinical, scientific and management personnel;

  add operational, financial and management information systems and personnel; and

  identify and potentially in-license additional compounds or product candidates.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

THE SALE OF OUR COMMON STOCK TO FUSION CAPITAL MAY CAUSE DILUTION AND THE SALE OF THE SHARES OF COMMON STOCK ACQUIRED BY FUSION CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

The sale of shares pursuant to our common stock purchase agreement with Fusion Capital or any other future equity financing transaction will have a dilutive impact on our stockholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue under the common stock purchase agreement with Fusion Capital in order to draw down the full amount or a portion thereof. If our stock price were lower, then our existing stockholders would experience greater dilution. We cannot predict the actual number of shares of common stock that will be issued pursuant to the agreement with Fusion Capital or any other future equity financing transaction, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we do not know the exact amount of funds we will need. If Fusion Capital purchases the full $20 million under the common stock purchase agreement in addition to those shares sold to Fusion Capital, we will issue a total of 1,355,276 commitment shares to Fusion Capital, of which 338,819 shares have already been issued.

The purchase price for the common stock to be sold to Fusion Capital pursuant to the common stock purchase agreement will fluctuate based on the price of our common stock. All shares sold will be freely tradable. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares sold to Fusion Capital will be sold over a period of up to 25 months from the date of the common stock purchase agreement. To the extent sales by Fusion Capital cause the price of our common stock to decline, future sales to Fusion Capital will be more dilutive. This dilutive effect may cause us not to be able to draw down on the entire $20 million available under the common stock purchase agreement without registering shares in addition to the 9,355,276 shares (including the 1,355,276 commitment shares) included in the registration statement filed on November 4, 2005. The sale of a substantial number of shares of our common stock to Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition, the sale of shares to Fusion Capital may result in further dilution as a result of the anti-dilution provisions of our Series D preferred stock. The Series D preferred stock has anti-dilution provisions known as “full ratchet” where if we issue securities, including the shares of common stock purchasable by Fusion Capital, at a price below the then conversion price of the Series D preferred stock (currently $1.00), the conversion price of the Series D preferred stock automatically adjusts to this lower price. The lowering of the conversion price would then result in the issuance of more shares of common stock upon conversion of the Series D preferred stock. For example, if we sold shares to Fusion Capital at $0.77, the closing sale price of our common stock on November 15, 2005, our 2,998.662 outstanding shares of Series D preferred stock would convert into 3,894,366 shares instead of the 2,998,662 shares they currently convert into.

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

OUR ABILITY TO DEVELOP GCS-100 MAY BE HARMED IF WE ARE UNABLE TO FIND A DEVELOPMENT PARTNER.

On December 18, 2002, we and Elan International Services, Ltd. (“EIS”) mutually terminated our joint venture and we acquired all of the outstanding capital stock of SafeScience Newco. SafeScience Newco received a total of approximately $7.3 million of research funds over the course of our joint venture with EIS for the development of GCS-100. We must either fund the development of GCS-100 ourselves or with a new development partner. We have met with many pharmaceutical and large biotechnology companies for purposes of seeking a development partner. Several have expressed interest in reviewing the interim data from our bloodborne cancer trials expected in the second quarter of 2006 before committing to negotiating an alliance. If the data from these bloodborne cancer trials is not sufficiently positive or is significantly delayed, our ability to find a development partner would be materially harmed. If we are unable to find a development partner, our ability to develop and commercialize GCS-100, and our prospects as a whole, may be materially harmed.

WE MAY BE DELISTED FROM THE NASDAQ CAPITAL MARKET IN THE NEAR TERM AND IF WE ARE OUR COMMON STOCK MAY DECLINE AND THE LIQUIDITY OF AN INVESTMENT IN OUR SECURITIES WOULD DECREASE.

Our common stock could be delisted from The Nasdaq Capital Market for the following reasons, among others:

•	if the closing bid price of our common stock falls below $1.00 per share for thirty (30) consecutive business days;

•	if our market capitalization falls below $35 million and we have less than $2,500,000 in stockholders’ equity; or

•	if the value of our common stock held by our stockholders (other than our directors, executive officers and 10% stockholders) is less than $1,000,000.

There are other quantitative and qualitative criteria of the Nasdaq Capital Market which if violated could lead to delisting of our common stock.

We have had difficulty maintaining our compliance with Nasdaq continued listing requirements in the past. We received a letter from Nasdaq on August 8, 2003 that the bid price of our common stock had been below $1.00 for 30 consecutive days and that we had a 180-day grace period to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. In September 2003, we received a letter from Nasdaq that we complied with the minimum bid price requirement. We have on several previous occasions received notice from Nasdaq that we failed to meet certain of its listing requirements. We have been successful in regaining compliance on those occasions. On May 17, 2004, we received a letter from Nasdaq that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until November 15, 2004 to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. We received a Nasdaq Staff Determination on November 16, 2004, that our securities are subject to delisting. On December 21, 2004, we effected a 1-for-6 reverse stock split. On January 6, 2005, we received a letter from Nasdaq stating that we complied with the minimum bid price requirement and all other continued listing requirements. On April 20, 2005, we received a letter from Nasdaq indicating that the bid price of our common stock had been below $1.00 for 30 consecutive business days and that we had a 180-day grace period, until October 17, 2005, to achieve a bid price of at least $1.00 for a period of at least 10 consecutive business days or face delisting. On June 30, 2005, we received a letter from Nasdaq indicating that we had regained compliance by maintaining a closing bid price above $1.00 for at least 10 consecutive days and the matter is now closed.

 On April 7, 2005, we received a letter from Nasdaq indicating that as of December 31, 2004, we did not comply with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires listed companies to have (i) a minimum of $2,500,000 in stockholders’ equity, (ii) $35,000,000 or more in market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In the letter, Nasdaq indicated it is reviewing our eligibility for continued listing and requested that we provide our specific plan to achieve and sustain compliance with Nasdaq Capital Market listing requirements. Based on the review of the plan we submitted, Nasdaq agreed to permit our continued listing but is continuing to monitor our ongoing compliance with the listing requirements and could delist us.

As of September 30, 2005, we had $0.5 million in stockholders’ equity and as of the date hereof is now in deficit as we have not raised additional capital. Our market capitalization was $14.0 million on September 30, 2005 and was $10.8 million on November 15, 2005. As of November 15, 2005, our closing bid price had been below $1.00 for 28 consecutive trading days. It is very unlikely that funding under the common stock purchase agreement with Fusion Capital and additional funding, if any, that we secure would enable us to comply with the stockholders’ equity and market capitalization requirements and thus, even if our stock price rises, our ability to maintain our listing with Nasdaq is quite unsure.

If Nasdaq delisted our common stock, we would likely seek to list our common stock for quotation on a regional stock exchange. However, if we were unable to obtain listing or quotation on such market or exchange, trading of our common stock would occur in the over-the-counter market on an electronic bulletin board for unlisted securities, known as the OTC Bulletin Board, or in what are commonly known as the “pink sheet”. In addition, delisting from Nasdaq and failure to obtain listing or quotation on such market or exchange would subject our common stock to so-called “penny stock” rules. These rules impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities, such as disclosing offer and bid prices and compensation received from a trade to a purchaser and sending monthly account statements to purchasers. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. These rules also require that purchasers be accredited investors, which would reduce the number of investors who could purchase our shares. Additionally, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock. As a result of delisting, it may become more difficult for us to raise funds through the sale of our securities.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR INFRINGEMENT ON THE PROPERTY RIGHTS OF OTHERS MAY IMPEDE OUR ABILITY TO OPERATE FREELY.

We rely significantly upon proprietary technology and protect our intellectual property through patents, copyrights, trademarks and contractual agreements as appropriate. We own or exclusively license 14 issued U.S. patents having expiration dates ranging from 2013 to 2022. Six of these 14 issued patents relate to GCS-100. We own or exclusively license eight foreign patents having expiration dates ranging from 2015 to 2017. Five of these eight foreign patents relate to GCS-100. We own or exclusively license 13 pending U.S. patent applications, of which 12 relate to GCS-100 and 60 pending foreign patent applications, of which 48 relate to GCS-100. As we develop GCS-100, we may discover more about it which will require additional patent prosecution. Thus, we continually evaluate our technology to determine whether to make further patent filings.

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

There is always a risk that issued patents may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish our patent protection for key elements of our technology. Other than the re-examination of our U.S. Patent 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies” and the interference between our exclusively licensed U.S. Patent Application No. 08/024,487 “Modified Pectin” and our exclusively licensed U.S. Patent No. 5,895,784 “Method for Treatment of Cancer by Oral Administration of Modified Pectin”, we are not involved in any such litigation or proceedings, nor are we aware of any basis for such litigation or proceedings. We cannot be certain as to the scope of patent protection, if any, which may be granted on our patent applications, or which may remain intact following the re-examination of U.S. Patent 6,680,306.

On November 2, 2005, we received notice from the United States Patent and Trademark Office that an interference had been declared between U.S. Patent Application No. 08/024,487 “Modified Pectin” (the “’487 Application”), and U.S. Patent No. 5,895,784 “Method for Treatment of Cancer by Oral Administration of Modified Pectin” (the “’784 Patent”), both of which the Company exclusively licenses. The declaration of interference indicates that the U.S. Patent and Trademark Office has made a preliminary determination that the ‘784 Patent and the ‘487 Application claim the same invention. The ‘487 Application covers the use of modified pectin to treat or inhibit metastasis. The ‘784 Patent covers the oral administration of modified pectin to treat cancer and metastasis among other things. We are the exclusive licensee to both the issued patent and the patent application.

We intend to comply with our obligations and responsibilities under the respective license agreements for the ‘487 Application and ‘784 Patent, including taking all steps necessary to perfect and maintain the '487 Application. We will cooperate with the ‘487 Application inventor in the interference to make sure that the claims of the ‘487 Application are not reduced or eliminated. Under our license agreement for the ‘784 Patent, in the event of an interference, we have the right to direct the inventors to amend the ’784 Patent, or take any further action we deem reasonably necessary to avoid, overcome, or terminate any interference proceeding.

As is standard in interference proceedings, the Board of Patent Appeals and Interferences will first examine whether the claims of the ‘487 Application and the ‘784 Patent that are subject to the interference are in fact the same invention or are patentably distinct (i.e., separate inventions). If the claims are determined to be patentably distinct then the interference is ended and the ‘487 Application and the ‘784 Patent will each retain their full scope of claims.

If the claims are determined to be the same invention then we will utilize our ability to modify the ‘784 Patent so that there is no longer any interference between the ‘487 Application and the ‘784 Patent. This would allow the broader claims of the ‘487 Application, which are not limited to oral administration, to issue as a patent in full. Even if the claims of the ‘784 Patent were amended or reduced, the ‘487 Application would still cover the oral administration of GCS-100.

We have the right to control the prosecution of the the patent applications and patents that we own or exclusively license except that under our license with David Platt, he has the right to prosecute the patent applications covered by the license and therefore we do not have ultimate control over the scope of claims that may issue from those patent applications.

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

We license technology, including technology related to GCS-100, from third parties. We anticipate that we will continue to license technology from third parties in the future. To maintain our license with David Platt we must pay an annual license fee equal to the greater of $50,000 or 2% of product sales. To maintain our license with Wayne State University and the Barbara Ann Karmanos Cancer Institute we must, among other things, pay Wayne State University and the Barbara Ann Karmanos Cancer Institute up to $3 million in milestone payments, $10,000 per month until FDA approval (which payments are offset against future royalties), 2% royalties on product sales, or 15% of certain non-royalty or R&D payments received from sublicensees and receive FDA or equivalent agency approval to sell GCS-100 by January 1, 2008, unless we exercise our option to extend such date to January 1, 2009 or 2010. If we exercise such option, we are obligated to pay Wayne State University and the Barbara Ann Karmanos Cancer Institute an amount within 30 days of FDA approval equal to the number of months from the date such option is exercised until FDA approval times $10,000.

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

On June 21, 2004, we added a supplemental counterclaim against David Platt and Pro-Pharmaceuticals for injurious falsehood, unfair competition and unfair and deceptive acts relating to statements made by Pro-Pharmaceuticals regarding certain patent applications we discontinued prosecuting and contractually returned to David Platt. We seek injunctive relief and monetary damages.

If we are unsuccessful in defending against David Platt’s claims or in prosecuting our counterclaims, we could be materially adversely affected.

WE EXPECT TO REMAIN DEPENDENT ON THIRD PARTIES FOR RESEARCH AND DEVELOPMENT ACTIVITIES NECESSARY TO COMMERCIALIZE OUR PRODUCTS.

We utilize the services of several scientific and technical consultants to oversee various aspects of our protocol design, clinical trial oversight and other research and development functions. We contract out most of our research and development operations for GCS-100, utilizing third-party contract manufacturers such as Hyaluron, Inc. and Johnson Matthey Pharma Services, Inc. to manufacture GCS-100, Fisher Clinical Services, Inc. for drug inventory and shipping services, Incell Corporation, LLC, Cambrex Bio Science Walkersville, Inc., TGA Sciences, Inc. and PPD Development, LP for assay and other development work and third-party contract research organizations, such as Quest Pharmaceutical Services, LLC, Veristat, Inc. and Medelis, Inc. in connection with preclinical and/or clinical studies in accordance with our designed protocols, as well as conducting research at medical and academic centers, such as Barts and The London, Queen Mary’s School of Medicine, and the Dana-Farber Cancer Institute.

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

In the two cancer types in which we have conducted Phase II(a) clinical trials, pancreatic and colorectal, there are many drugs being developed. We believe, based on industry studies there are, including GCS-100, approximately 6 drugs in Phase I, 11 drugs in Phase II, 7 drugs in Phase III or pre-registration for treatment of pancreatic cancer. In addition, GCS-100, if it receives FDA approval for pancreatic cancer, will face competition from existing drugs approved or used to treat pancreatic cancer. These drugs are fluorouracil (5-FU), Eli Lilly’s gemcitabine (Gemzar) and Supergens’ Mitozytrex. Recently, OSI Pharmaceuticals received a positive vote by the FDA’s ODAC panel for a recommendation to approve Tarceva® in combination with Gemzar for treatment of advanced pancreatic cancer in patients who have not received previous chemotherapy. Combination studies utilizing new drug candidates and Gemzar are ongoing and combination therapies of new drug candidates and Gemzar may present future competition.

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

In the fourth quarter of 2005, we also plan to initiate a Phase I/II clinical trial in chronic lymphocytic leukemia, or CLL. We believe based on industry studies, there are, other than GCS-100, approximately 4 drugs in Phase I, 7 drugs in Phase II and 2 drugs in Phase III or in pre-registration for the treatment of CLL. In addition, there are a number of clinical trials ongoing using a variety of approved chemotherapy agents in combination. If GCS-100 gains FDA approval for the treatment of CLL, it will face competition from approved therapies. Three commonly used chemotherapeutic drugs to treat CLL are chlorambucil, fludarabine and cyclophosphamide. In addition, a number of new approaches to treating CLL are being developed by competitors, including development of gene therapies, or DNA damage repair, tumor vaccines and monoclonal antibodies. Alemtuzumab (Campath®), a monoclonal antibody therapy, is the first of these new approaches to receive FDA approval for the treatment of CLL patients who have failed chemotherapy. Recently, Genta filed a New Drug Application with the FDA for accelerated approval of Genasense in CLL. Rituximab, another monoclonal antibody approved for use in certain types of non-Hodgkins lymphoma, also shows promise to be useful in treating CLL patients. As in many cancers, drugs to treat CLL are also being used and evaluated in combination which may provide them with a competitive advantage.

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

The FDA regulates the development, testing, manufacture, distribution, labeling and promotion of pharmaceutical products in the United States pursuant to the Federal Food, Drug, and Cosmetic Act and related regulations. We must receive pre-market approval by the FDA prior to any commercial sale of GCS-100 or any other drug candidate. Before receiving such approval we must provide preclinical data and proof in human clinical trials of the safety and efficacy of GCS-100 or any other drug candidates, which trials can take several years. In addition, we must show that we can produce GCS-100 or any other drug candidates consistently at quality levels sufficient for administration in humans. Pre-market approval is a lengthy and expensive process. We may not be able to obtain FDA approval for any commercial sale of any drug candidate. By statute and regulation, the FDA has 180 days to review an application for approval to market a drug candidate; however, the FDA frequently exceeds the 180-day time period, at times taking up to 18 months. In addition, based on its review, the FDA or other regulatory bodies may determine that additional clinical trials or preclinical data are required. Except for any potential licensing or marketing arrangements with other pharmaceutical or biotechnology companies, we will not generate any revenues in connection with GCS-100 or any other drug candidates unless and until we obtain FDA approval to sell such products in commercial quantities for human application. In order to sell GCS-100 in countries outside the U.S., similar regulatory approval as required by the FDA will be required by that country’s regulatory body.

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

We do not have any sales, marketing or distribution capabilities. In order to commercialize GCS-100 or other product candidates, if any are approved, we must either make arrangements with third parties to provide sales, marketing and distribution capabilities or acquire or internally develop these functions ourselves. If we obtain FDA approval for GCS-100 or any other product candidate, we intend to rely on relationships with one or more pharmaceutical or biotechnology companies or other third parties with established distribution systems and/or direct sales forces to market GCS-100 or any other product candidate. If we decide to market any of our product candidates directly, we must either acquire or internally develop a marketing and sales force with technical expertise and with supporting distribution capabilities. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel, and negatively impact our product development efforts. Moreover, we may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent we enter into co-promotion or other licensing agreements, our product revenues are likely to be lower than if we directly marketed and sold our product candidates, and any revenue we receive will depend upon the efforts of third parties, which may not be successful.

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO RETAIN AND HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY.

Our success will depend on our ability to retain key employees and our continuing ability to attract and retain highly qualified scientific, technical and managerial personnel. Under our current clinical trial and business plan, we may add over 15 employees during the course of the next two years, primarily technical or scientific personnel, as needs develop. Competition for such personnel is intense and we may not be able to retain existing personnel or attract qualified employees in the future. Our current financial position, limited drug pipeline and small size make it more difficult to compete for such personnel against larger, more diversified companies. At present, we employ 15 full-time employees. We depend upon the personal efforts and abilities of our officers and directors, including Bradley J Carver, our President, CEO and Interim Chairman of the Board and John W. Burns, our Senior Vice President, Chief Financial Officer and a director and would be materially adversely affected if their services ceased to be available for any reason and comparable replacement personnel were not employed.

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

As of October 31, 2005, there were outstanding options to purchase 661,178 shares of common stock, at a weighted average exercise price of $5.86 per share and warrants to purchase 10,249,319 shares of common stock at a weighted average exercise price of $3.93 per share. Certain of these warrants have weighted average or full ratchet anti-dilution provisions which may result in the lowering of their exercise prices. Moreover, we may in the future issue additional shares to raise capital, acquire other companies or technologies, to pay for services, or for other corporate purposes. Any such issuances will have the effect of further diluting the interest of shareholders.

Elan International Services, Ltd., or EIS, owns 6,153.51 shares of our Series A preferred stock and 3,471.15 shares of our Series B preferred stock. Each share of our Series A preferred stock and Series B preferred stock is convertible into approximately 166.67 shares of our common stock, subject to anti-dilution adjustments. The Series B preferred stock bears a 7% dividend payable in Series B preferred stock, which compounds annually. Any accrued but unissued Series B preferred stock dividends would be converted into common stock upon conversion of the Series B preferred stock. As of September 30, 2005, there were 847.63 shares of accrued but unpaid Series B preferred dividends. Accordingly, EIS could acquire upon exercise of warrants held by it and the conversion into common stock of all shares of Series A and Series B preferred stock held by it, including accrued dividends as of September 30, 2005 on the Series B preferred stock but no future dividends, a total of 1,883,645 shares of common stock. This amount of shares represents 13.9% of our common stock outstanding as of September 30, 2005. Pursuant to provisions in our agreement with EIS, if the exercise or conversion of any of our securities held by EIS would result in EIS owning more than 9.9% of our common stock at any time, EIS may opt to receive non-voting securities instead of common stock.

As of October 31, 2005, we have 2,998.662 shares of Series D preferred stock outstanding, which includes shares issued as dividends. The Series D preferred stock bears a cumulative 8% dividend payable quarterly in arrears in cash or shares of Series D preferred stock, at our option. Each share of Series D preferred stock currently converts into 1,000 shares of common stock, subject to full ratchet anti-dilution protection. Under such anti-dilution protection in the event of the issuance of common stock or securities convertible into common stock at a price per share below the Series D conversion price (currently $1.00), the Series D conversion price would automatically be lowered to the price at which such securities were issued. Certain issuances do not result in any adjustment of the Series D conversion price, including exercise or conversion of existing securities, issuance or exercise of options from our current equity compensation plans, securities issued in connection with strategic partnering transactions and securities not classified as capital stock.

BECAUSE THE CURRENT AND POTENTIAL MEMBERS OF OUR BOARD OF DIRECTORS COULD CONTROL A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK, THEY COULD EXERCISE SUBSTANTIAL CONTROL OVER US.

The holders of the common stock do not have cumulative voting rights. Our directors, two of whom are executive officers of GlycoGenesys, own approximately 3.2% collectively of our common stock outstanding as of October 31, 2005. One of the conditions of the transactions between us, Elan and EIS required that we expand our board of directors at our 2002 annual stockholder’s meeting at which time EIS could appoint one director. EIS decided not to appoint a director at our 2002 annual stockholders’ meeting but may choose to do so in the future as long as they own at least 10% of our common stock (assuming exercise or conversion of convertible or exercisable securities held by EIS). If EIS appoints a director, members of the board of directors and their affiliates would own approximately 3.2% of our common stock outstanding as of October 31, 2005, assuming EIS has not converted or exercised any of our securities held by it, and the same number of shares are outstanding at such time as are currently outstanding. If EIS and our directors were to have converted or exercised all of our securities held by them, the members of our board of directors and their affiliates would own approximately 15.8% of the common stock outstanding as of October 31, 2005, assuming the number of shares outstanding at such time equals the number of shares currently outstanding plus the number of shares issued on exercise or conversion of securities held by EIS and our directors. This concentration of ownership would allow these stockholders to substantially influence all matters requiring stockholder approval and could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could materially adversely affect our stock price.

OUR STOCK PRICE COULD DECLINE IF A SIGNIFICANT NUMBER OF SHARES BECOME AVAILABLE FOR SALE.

As of November 14, 2005, approximately 1,559,063 shares of common stock presently issued and outstanding are “Restricted Securities” as that term is defined in Rule 144 promulgated under the Act. In general, a person (or persons whose shares are aggregated) who has satisfied a one year holding period may sell, within any three month period, an amount of restricted securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to such sale. Restricted securities can be sold, under certain circumstances, without any quantity limitation, by persons who are not affiliates of GlycoGenesys and who have beneficially owned the shares for a minimum period of two years. The sale of these restricted shares as well as the shares registered under our twelve effective registration statements, shall increase the number of free-trading shares and may have a depressive effect on the price of our securities. Moreover, such sales, if substantial, might also adversely affect our ability to raise additional equity capital.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE AND OUR COMMON STOCK IS THINLY TRADED, AND THIS COULD RESULT IN SUBSTANTIAL LOSSES BEING INCURRED BY YOU.

The market price of our common stock, which is traded on the National Association of Securities Dealers Automated Quotation system (Nasdaq Capital Market) has been, and may continue to be, highly volatile. During the twelve months ending October 31, 2005, our common stock has traded at prices ranging from $0.63 to $3.78 per share, after giving retroactive effect to the 1-for-6 reverse stock split we effected on December 21, 2004. Factors such as announcements of clinical trial results, financings, legal proceedings, technological innovations or new products, either by us or by our competitors or third parties, as well as market conditions within the biotechnology and pharmaceutical industries, may have a significant impact on the market price of our common stock.

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

Shares of our common stock have historically been "thinly-traded", meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. As of November 15, 2005, our average trading volume per day for the past three months was approximately 166,000 shares a day with a high of 1,232,300 shares traded and a low of 19,300 shares traded. This situation is attributable to a number of factors, including the fact that we are a small company which may be relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a small developing company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for shares of our common stock will develop or be sustained, or that current trading levels will be sustained.

Fusion Capital's purchase of up to $40,000 of our common stock as often as each trading day which would be available for sale into the market could cause our common stock price to decline due to the additional shares available in the market, particularly in light of the relatively thin trading volume of our common stock. Using the closing price on November 15, 2005, of $0.77 as an example, Fusion Capital would be issued approximately 51,950 shares each trading day if we elected to have them purchase the daily purchase amount, and the average trading volume for the prior three months is 166,000 per day. The market price of our common stock could decline given our average trading volume compared to the number of shares potentially issuable to Fusion Capital and the voting power and value of your investment would be subject to continual dilution if Fusion Capital purchases the shares and sells those shares into the market, although there is no obligation for Fusion Capital to sell such shares. Any adverse affect on the market price of our common stock would increase the number of shares issuable to Fusion Capital each trading day which would increase the dilution of your investment. Although we have the right to reduce or suspend Fusion Capital purchases at any time, our financial condition at the time may require us to waive our right to suspend purchases even if there is a decline in the market price.

Contractual 9.9% beneficial ownership limitations prohibit Fusion Capital, together with its affiliates, from beneficially owning more than 9.9% of our outstanding common stock. This 9.9% limitation does not prevent Fusion Capital from purchasing shares of our common stock and then reselling those shares in stages over time where Fusion Capital and its affiliates do not, at any given time, beneficially own shares in excess of the 9.9% limitation. Consequently, these limitations will not necessarily prevent substantial dilution of the voting power and value of your investment.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

Re-examination

The Company’s U.S. Patent No. 6,680,306 “Method for Enhancing the Effectiveness of Cancer Therapies” is the subject of a re-examination proceeding at the U.S. Patent and Trademark Office. This re-examination does not affect the Company’s plans for development or commercialization of GCS-100 regardless of its outcome. The re-examination is more fully described in the Company’s registration statement on Form S-1 filed with the SEC on November 4, 2005.

Interference

A patent application (U.S. Patent Application No. 08/024,487 “Modified Pectin”) and a patent (U.S. Patent No. 5,895,784 “Method for Treatment of Cancer by Oral Administration of Modified Pectin”) each of which the Company exclusively licenses, are the subject of an interference proceeding. The declaration of the interference and the outcome of the proceeding will not affect the Company’s efforts to commercialize GCS-100. The interference is more fully described in the Company’s registration statement on Form S-1 filed with the SEC on November 4, 2005.

ITEM 6. EXHIBITS

10.1.
Amendment No. 4 dated September 30, 2005 to the License Agreement dated January 26, 2001 between GlycoGenesys, Inc., Wayne State University and the Barbara Ann Karmanos Cancer Institute. (Incorporated herein by reference from the Company’s Form 8-K filed on October 6, 2005).

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

Dated this 16th day of November 2005.

GLYCOGENESYS, INC. (the “Registrant”)

By:	/s/ Bradley J. Carver

Bradley J. Carver, Chief Executive Officer, President and Treasurer

By:	/s/ John W. Burns

John W. Burns, Senior Vice President, Chief Financial Officer and Secretary

By:	/s/ Patrick J. Joyce

Patrick J. Joyce, Principal Accounting Officer